Form 10-Q
period 1993-12-31
AGWAY INC
filed 1994-02-11
CIK 2852

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C  20549
                            FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
     EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1993

                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                                --------------       --------------
Commission file number 2-22791


                          AGWAY INC.*
- ---------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


DELAWARE                                                        15-0277720
- ---------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)

333 Butternut Drive, DeWitt, New York                               13214
- ---------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                             315-449-6431
- ---------------------------------------------------------------------------
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at January 31, 1994
- -------------------------------------       -------------------------------
Common Stock, $25 par value per share                       111,181 shares

* Agway is a taxpaying corporation founded on cooperative principles. Membership is limited to farmers and each may hold only one share of common stock.

             AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                            INDEX


                                                                   PAGE NO.
                                                                   --------
PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
             as of December 31, 1993 and June 30, 1993 . . . . . . . . . 3

        Condensed Consolidated Statements of Operations
             and Retained Margin for the three months and six
             months ended December 31, 1993 and
             December 31, 1992   . . . . . . . . . . . . . . . . . . . . 4

        Condensed Consolidated Cash Flow Statements for
             the six months ended December 31, 1993
             and December 31, 1992 . . . . . . . . . . . . . . . . . . . 5

        Notes to Condensed Consolidated Financial Statements . . . . . . 6

        Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . . 9


PART II.  OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Securities Holders. 14

        Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .14


        SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .15

               PART I.  FINANCIAL INFORMATION
          AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Thousands of Dollars)

                                                                            December 31,          June 30,
                                                                               1993                 1993
                                                                            (Unaudited)            (Note)
                                                                           --------------      --------------
ASSETS
Current Assets:
    Cash and equivalents. . . . . . . . . . . . . . . . . . . . . .                            $          771
    Trade notes and accounts receivable, less allowance for
      doubtful accounts of $13,633 and $13,267, respectively. . . .        $      159,961             212,196
    Lease receivables, less unearned income of $27,363 and
      $28,717, respectively . . . . . . . . . . . . . . . . . . . .                75,374              75,243
    Advances and other receivables. . . . . . . . . . . . . . . . .                40,704              36,224
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .
      Raw materials . . . . . . . . . . . . . . . . . . . . . . . .                22,313              19,919
      Finished goods. . . . . . . . . . . . . . . . . . . . . . . .               136,186             152,348
      Goods in transit and supplies . . . . . . . . . . . . . . . .                11,283               9,592
                                                                           --------------      --------------
      Total inventories . . . . . . . . . . . . . . . . . . . . . .               169.782             181,859
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .                65,970              58,863
                                                                           --------------      --------------
        Total current assets                                                      511,791             565,156

Marketable securities . . . . . . . . . . . . . . . . . . . . . . .                34,530              34,532
Other security investments. . . . . . . . . . . . . . . . . . . . .                35,061              34,102
Properties and equipment, net . . . . . . . . . . . . . . . . . . .               252,690             259,980
Long-term lease receivables, less unearned income of
  $43,024 and $41,253, respectively . . . . . . . . . . . . . . . .               168,962             155,544
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                76,969              72,140
Net assets of discontinued operations . . . . . . . . . . . . . . .                92,950              92,544
                                                                           --------------      --------------
        Total assets. . . . . . . . . . . . . . . . . . . . . . . .        $    1,172,953      $    1,213,998
                                                                           ==============      ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .        $       36,300      $       70,600
    Current installments of long-term debt and subordinated debt. .                97,624              66,039
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .                85,861              95,735
    Other current liabilities . . . . . . . . . . . . . . . . . . .               125,274             132,773
                                                                           --------------      --------------
        Total current liabilities . . . . . . . . . . . . . . . . .               345,059             365,147

Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .               161,259             150,107
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . .               359,009             379,619
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .               115,071             123,724

Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . .                71,474              53,474
Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,780               2,790
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .                 6,317               7,350
Retained margin . . . . . . . . . . . . . . . . . . . . . . . . . .               111,984             131,787
                                                                           --------------      --------------
        Total liabilities and shareholders' equity. . . . . . . . .        $    1,172,953      $    1,213,998
                                                                           ==============      ==============

Note: The balance sheet at June 30, 1993 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED MARGIN
                                   (Unaudited)
                             (Thousands of Dollars)

                                                  Three Months Ended                  Six Months Ended
                                                     December 31,                       December 31,
                                           -------------------------------    --------------------------------
                                                 1993             1992              1993             1992
                                           --------------   --------------    --------------   ---------------
Net sales and revenues from:
    Product sales . . . . . . . . . . .    $      354,038   $      367,796    $      676,834   $       713,334
    Leasing operations. . . . . . . . .             8,311            8,286            16,127            16,329
    Insurance operations. . . . . . . .             6,982            7,350            13,681            15,916
    Other services. . . . . . . . . . .             4,811            6,938            10,623            14,726
                                           --------------   --------------    --------------   ---------------
        Total net sales and revenues. .           374,142          390,370           717,265           760,305

Cost and expenses from:
    Products and plant operations . . .           289,276          299,375           559,455           591,000
    Leasing operations. . . . . . . . .             3,580            3,564             7,080             7,221
    Insurance operations. . . . . . . .             4,341            5,079             8,728            11,083
    Retail operations . . . . . . . . .            42,031           43,089            82,266            84,338
    Selling, general and
      administrative activities . . . .            37,142           35,582            74,540            67,653
                                           --------------   --------------    --------------   ---------------
        Total costs and expenses. . . .           376,370          386,689           732,069           761,295

Operating margin. . . . . . . . . . . .            (2,228)           3,681           (14,804)             (990)
Operating interest expense, net . . . .             6,230            7,086            13,032            13,526
Other income (expense), net . . . . . .             1,861            1,354             3,444             2,503
                                           --------------   --------------    --------------   ---------------
Margin (loss) from continuing
    operations before income taxes  . .            (6,597)          (2,051)          (24,392)          (12,013)
Income tax expense (benefit). . . . . .            (1,039)             448            (7,053)           (2,526)
                                           --------------   --------------    --------------   ---------------
Margin (loss) from continuing
    operations. . . . . . . . . . . . .            (5,558)          (2,499)          (17,339)           (9,487)

Discontinued operations:
    Loss from operations, net of tax
      expense (benefit) of $ 0 and
      $(163) and interest of others
      of $ 0 and $880, respectively . .                                 24                              (1,211)
    Effect of disposal. . . . . . . . .
                                           --------------   --------------    --------------   ---------------
        Loss from discontinued
          operations. . . . . . . . . .                                 24                              (1,211)
                                           --------------   --------------    --------------   ---------------
Net margin (loss) . . . . . . . . . . .            (5,558)          (2,475)          (17,339)          (10,698)

Retained Margin:
    Balance at beginning of period. . .           119,998          107,949           131,787           116,112
    Dividends . . . . . . . . . . . . .            (2,454)          (2,073)           (2,454)           (2,073)
    Equity in unrealized gains (losses)
        of insurance companies. . . . .                (2)              14               (10)               74
                                           --------------   --------------    --------------   ---------------
Balance at end of period. . . . . . . .    $      111,984   $      103,415    $      111,984   $       103,415
                                           ==============   ==============    ==============   ===============

  See accompanying notes to condensed consolidated financial statements.

         AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
       CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                       (Unaudited)
                 (Thousands of Dollars)

                                                                                  Six Months Ended
                                                                                    December 31,
                                                                          -------------------------------
                                                                               1993              1992
                                                                          --------------   --------------
Net cash flows from continuing operations activities. . . . . . . .       $       35,761   $       33,422
Net loss from discontinued operations . . . . . . . . . . . . . . .                                (1,211)
                                                                          --------------   --------------
Net cash flows from operating activities. . . . . . . . . . . . . .               35,761           32,211

Cash flows (used in) provided by investing activities:
    Purchases of property, plant and equipment. . . . . . . . . . .              (11,216)         (10,341)
    Proceeds from disposal of businesses and property and
        equipment . . . . . . . . . . . . . . . . . . . . . . . . .                4,669           19,051
    Leases originated . . . . . . . . . . . . . . . . . . . . . . .              (61,148)         (46,864)
    Leases repaid . . . . . . . . . . . . . . . . . . . . . . . . .               45,125           40,922
    Proceeds from sale of marketable securities . . . . . . . . . .               19,442            9,054
    Purchases of marketable securities. . . . . . . . . . . . . . .              (19,450)          (9,176)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (829)            (621)
                                                                          --------------   --------------
Net investing activities (used in) provided by continuing operations             (23,407)           2,025
Net change in net assets of discontinued operations . . . . . . . .                 (406)           5,281
                                                                          --------------   --------------
Net cash flows (used in) provided by investing activities . . . . .              (23,813)           7,306
Cash flows used in financing activities:
    Net change in short-term borrowings . . . . . . . . . . . . . .              (34,300)          18,600
    Proceeds from long-term debt. . . . . . . . . . . . . . . . . .               57,000           22,978
    Repayment of long-term debt . . . . . . . . . . . . . . . . . .              (47,828)         (52,504)
    Proceeds from issuance of subordinated debt . . . . . . . . . .               19,560           32,154
    Redemption of subordinated debt . . . . . . . . . . . . . . . .               (5,985)         (46,009)
    Redemption of capital stock . . . . . . . . . . . . . . . . . .                 (347)          (8,323)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (819)          (2,803)
                                                                          --------------   --------------
Net cash flows used in financing activities . . . . . . . . . . . .              (12,719)         (35,907)
                                                                          --------------   --------------
Net (decrease) increase in cash and equivalents . . . . . . . . . .                 (771)           3,610
Cash and equivalents at beginning of period . . . . . . . . . . . .                  771
                                                                          --------------   --------------
Cash and equivalents at end of period . . . . . . . . . . . . . . .       $            0   $        3,610
                                                                          ==============   ==============

    See accompanying notes to condensed consolidated financial statements.

            AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                       (Thousands of Dollars)


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended December 31, 1993 are not necessarily indicative of the results that may be expected for the year ended June 30, 1994. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1993.

    Certain amounts have been reclassified in the June 30, 1993 condensed consolidated balance sheet to conform to the December 31, 1993 presentation. These reclassifications had no effect on the working capital or shareholders' equity of the Corporation.

2.  AGWAY FINANCIAL CORPORATION

    Summarized financial information for Agway Financial Corporation and Consolidated Subsidiaries is as follows:


                                                  Three Months Ended                  Six Months Ended
                                                     December 31,                       December 31,
                                           -------------------------------    ------------------------------
                                                 1993             1992              1993             1992
                                           --------------   --------------    --------------   -------------
Net sales and revenues. . . . . . . . . .  $      226,469   $      259,392    $      404,694   $     475,838
Operating margin. . . . . . . . . . . . .          19,815           19,905            24,208          24,086
Margin from continuing operations . . . .           5,860            7,796             1,327           6,751
Net margin. . . . . . . . . . . . . . . .           5,860            7,821             1,327           5,541

                                                              December 31,        June 30,
                                                                  1993              1993
                                                            --------------    --------------
Current assets. . . . . . . . . . . . . .                   $      421,708    $      433,907
Properties and equipment, net . . . . . .                          127,063           128,898
Noncurrent assets . . . . . . . . . . . .                          247,869           240,004
Net assets of discontinued operations . .                           92,950            92,544
                                                            --------------    --------------
Total assets. . . . . . . . . . . . . . .                   $      889,590    $      895,353
                                                            ==============    ==============

Current liabilities . . . . . . . . . . .                   $      266,546    $      249,721
Long-term debt. . . . . . . . . . . . . .                          156,690           155,598
Subordinated debt . . . . . . . . . . . .                          359,009           379,619
Noncurrent liabilities. . . . . . . . . .                           31,506            34,859
Shareholders' equity. . . . . . . . . . .                           75,839            75,556
                                                            --------------    --------------
Total liabilities and
    shareholders' equity. . . . . . . . .                   $      889,590    $      895,353
                                                            ==============    ==============

             AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                          (Unaudited)
                     (Thousands of Dollars)



3.  SUPPLEMENTAL DISCLOSURES ABOUT OPERATING CASH FLOWS


                                                                               Six Months Ended
                                                                                 December 31,
                                                                     ------------------------------------
                                                                          1993                   1992
                                                                     -------------         --------------
Additional disclosure of operating cash flows:

Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . .          $      17,417         $       19,219
                                                                     =============         ==============
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .          $       6,511         $        8,232
                                                                     =============         ==============


During the fiscal year ended June 30, 1993, 46 local cooperative affiliates were acquired, and during fiscal 1994, 5 additional local cooperative affiliates were acquired. Three of these cooperatives were merged into Agway during the first and second quarters of fiscal 1993, 43 were acquired during the third and fourth quarters of fiscal 1993, 3 were merged in the first quarter of fiscal 1994 and 2 were merged in the second quarter fiscal 1994, for a total purchase price of $21,500 plus certain liabilities assumed of $17,100. Settlement for the acquisitions was consummated in the six-month period ended December 31, 1993 in the form of cash ($5,000) and restricted preferred stock, 6%, $100 par value, ($16,500).

  Certain other supplemental disclosures are as follows:

Schedule of Restructuring Activities:

Cash flows from operating activities:
  Cash proceeds . . . . . . . . . . . . . . . . . . . . . .          $       2,933         $       14,578
  Cash spent. . . . . . . . . . . . . . . . . . . . . . . .                 (6,721)                (5,966)
                                                                     -------------         --------------
  Total cash flow used in operating activities. . . . . . .                 (3,788)                 8,612
  Cash flows from investing activities:
  Proceeds from disposal of business and property,
  plant and equipment . . . . . . . . . . . . . . . . . . .                  2,307                 16,909
                                                                     -------------         --------------
  Net increase (decrease) in cash and equivalents . . . . .          $      (1,481)        $       25,521
                                                                     =============         ==============

4.  BORROWING ARRANGEMENTS

The Company renegotiated and renewed certain of its bank loan agreements through October 28, 1994. Adequate lines of credit of $149,250 are available to the Company under the new agreements as compared to lines of credit of $158,000 in the prior agreements. This includes retention of a commercial paper facility of $50,000. These agreements, upon the occurrence of certain defined events, give the lenders the right to perfect a security interest in certain of the Company's accounts receivables and non-petroleum inventories. In addition, the agreements include certain covenants, the most restrictive of which requires to Company to maintain specific monthly levels of interest coverage and tangible net worth.

                 AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)
                            (Thousands of Dollars)




5.  COMMITMENTS AND CONTINGENCIES

The Company is subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters for which payment is probable and amounts reasonably estimable. Management believes any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of the Company.

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                               (Unaudited)
                          (Thousands of Dollars)


RESULTS OF OPERATIONS

The Company's net sales and revenues and operating results are significantly impacted by seasonal fluctuations due to the nature of its operations and the geographic location of its service area, which is defined primarily as the Northeastern United States. Agriculture and Consumer Group net sales and revenues are traditionally higher in the third and fourth quarters as customers initiate the growing season. Correspondingly, the Company's Energy Group realizes significantly higher net sales and revenues in the second and third quarters due to the cold winter conditions in the Northeast. The Financial Services Group is generally not impacted by seasonal fluctuations.


Results by Operating Segment
  Increase (Decrease)
                                                         Three Months Ended             Six Months Ended
                                                        12/31/93 vs. 12/31/92         12/31/93 vs.12/31/92

                                                        -------------------           -------------------
    Net Sales and Revenues
        Agriculture & Consumer. . . . . . . . . . .     $            21,944           $            31,013
        Energy. . . . . . . . . . . . . . . . . . .                 (37,102)                      (70,339)
        Financial Services. . . . . . . . . . . . .                    (513)                       (3,055)
        Intercompany Transactions . . . . . . . . .                    (557)                         (659)
                                                        -------------------           -------------------
                                                        $           (16,228)          $           (43,040)
                                                        ===================           ===================
    Margin (Loss) from Continuing Operations before Income Taxes
        Agriculture & Consumer. . . . . . . . . . .     $            (8,142)          $           (15,679)
        Energy. . . . . . . . . . . . . . . . . . .                     541                         1,679
        Financial Services. . . . . . . . . . . . .                     463                           (69)
        Operating Margin (Loss) . . . . . . . . . .                  (7,138)                      (14,069)
        Other Items . . . . . . . . . . . . . . . .                   2,592                         1,690
                                                        -------------------           -------------------
                                                        $            (4,546)          $           (12,379)
                                                        ===================           ===================

Parenthetical numbers in the following narrative have been rounded to the nearest hundred thousand.

Restructuring of Operations
- ---------------------------
In fiscal 1992, the Company initiated Customer Driven: 1995 (the "Project") to restructure the Company to better focus on its members and customers and to re-engineer the Company's business processes to improve future profitability. Implementation of Project strategies has and will continue to have a significant impact on the markets served, assets utilized, and operating practices of the Agriculture & Consumer and Energy groups, as well as on administrative functions. During the quarter under review, and as indicated in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1993, Company management has continued implementation of the Project and details of certain of these strategies will be reviewed in the following segment discussions.

Discontinued Operations
- -----------------------
On March 23, 1993, the Agway Board of Directors authorized management to sell the Company's 34% interest in Curtice Burns Foods, Inc. (Curtice Burns Foods) and 99% interest in H. P. Hood Inc. (Hood). Management and the Board are actively pursuing their plan to sell these investments in fiscal 1994. Accordingly, these operations are reflected as discontinued operations. Agway's decision to make these sales is part of the overall strategic plan

                 AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)
                               (Unaudited)
                         (Thousands of Dollars)


Discontinued Operations (continued)
- ----------------------------------
of focusing on its agriculture, consumer, energy, insurance, and leasing businesses. In the fourth quarter of fiscal 1993, Curtice Burns initiated a restructuring program. As part of that program, in the quarter ended December 1993, Curtice Burns Foods, Inc. completed the sale of two businesses, the oats portion of the National Oats business and the Hiland Potato Chip business, and continues to pursue the sale of a third business, Curtice Burns Meat Snacks.

Agriculture & Consumer Group
- ----------------------------
Project initiatives for fiscal 1993 for the Agriculture & Consumer Group were primarily focused on transferring the marketing, sales and related operating assets of agricultural products, previously conducted through retail operations, to agricultural hubs and dedicated customer service centers. This transition was completed in fiscal 1993 in New England and Pennsylvania and recently was completed in New York, the final region to transition. An additional initiative focused on merging 51 local store cooperatives into Agway, which was essentially completed in the fourth quarter of fiscal 1993, will serve to increase sales and asset levels. Fiscal 1994 initiatives for the Group center around streamlining operating and administrative processes through reviews of supply chain management, product category management, and warehousing systems; closing, consolidating, or converting facilities to focus assets and capital in selected markets and eliminate duplication; and sales enhancement through customer service and quality reviews. The fiscal 1993 initiatives were intended to improve customer service, knowing that certain of these changes would increase costs at least during the period of transition until cost reduction strategies can be implemented. The 1994 initiatives focus on detail plans for future implementation of strategies for expense control and sales enhancement anticipated to improve future year results of operations.

Net sales and revenues for the second quarter of fiscal 1994 of $212,300 and for the six months to date of $436,100 increased $22,000 (11.5%) and $31,000 (7.7%), respectively, as compared to the corresponding periods in the prior fiscal year. The increases are primarily attributed to the Group's consumer business which included the merger of local store cooperatives into Agway, and to an increase in the second quarter for its food distribution unit which realized increased revenues of $11,000 due to a strong market, combined with modest price increases. Revenues for the Group's agricultural businesses, crop and feed input items, also improved slightly over the preceding periods due to volume and price increases.

Operating losses for the second quarter of fiscal 1994 of $14,600 and for the six months to date of $24,700 increased $8,100 and $15,700, respectively, as compared to the corresponding periods in the prior fiscal year. The Group experiences seasonal fluctuations in its business and incurs losses in the first six months of the year and gains in the second six months. In fiscal 1994, these losses have been further accentuated due to (i) the merger of 51 store corporations into Agway which now defers the recognition of a certain portion of its margins until goods are sold to the end user (previously these margins were recognized as wholesale margins at the time inventory was sold to the store corporation), (ii) incremental costs associated with the Company's Project initiatives which include expanding the Company's sales force and the establishment of agricultural hubs and dedicated customer service centers, and (iii) depressed gross margins across the Group's selected product lines due to higher raw material prices, a change in product mix, and competitive pricing in the marketplace.

The Company expects to benefit from the merged store corporations as they will provide additional retail margins and increased sales in the second half of the year as the spring growing season commences. Furthermore, the increasing costs associated with the Project initiatives tend to be fixed throughout the year, while incremental revenues realized from Project initiatives will tend to follow the seasonal sales pattern and be more fully realized in the second half of the year as the spring growing season commences.

              AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (continued)
                             (Unaudited)
                        (Thousands of Dollars)

Energy Group
- ------------
Project initiatives for fiscal 1993 for the Energy Group were primarily divestitures of retail locations in an effort to focus assets and capital in selected markets. In addition, sales to commercial accounts were refocused away from price-oriented accounts to service-oriented businesses. As expected, these initiatives decreased sales volume, but had a favorable impact on gross margins. Project initiatives for fiscal 1994 include implementation of operational efficiency and asset management strategies, such as centralized credit management, automating certain field operating activities and mutually beneficial supplier agreements.

Energy segment net sales and revenues of $146,900 for the second quarter declined $37,100 (20.1%) as compared to the second quarter of the prior year. Fiscal 1994 year-to-date net sales and revenues of $252,400 declined $70,300 (21.8%) as compared to the same period in the prior year. The decrease for the quarter and year to date is primarily attributable to planned Project initiatives which included divestitures of low-margin retail locations and a refocusing away from low-margin, high-volume commercial customers.

Total unit volume (in millions of gallons) for the quarter and year to date decreased 30,000 and 51,800 gallons, respectively, as compared to the corresponding periods in the prior year. Average selling prices declined 4.6% in the second quarter and 3.6% for the six months to date as compared to the corresponding period in the prior year due to softness in the world market which also contributed to the sales decrease.

Despite the unit volume and selling price declines, the Energy Group realized an improvement in net operating margins of $500 (6.1%) and $1,700 (57.1%) in the second quarter and fiscal year to date as compared to the corresponding period in the previous fiscal year. Gross margins as a percentage of net sales and revenues increased by 4.5% and 4.1% in the second quarter and fiscal year to date as compared to the corresponding period in the prior fiscal year. Also, total costs and expenses declined as a result of the above changes in operations.

Financial Services Group
- ------------------------
For segment reporting purposes, the Financial Services Group consists of Telmark Inc., Agway Insurance Company, and Agway General Agency, Inc.

Net sales and revenues of $16,700 for the Financial Services Group for the second quarter declined $500 (3.0%) as compared to the second quarter of the prior year. Fiscal 1994 year-to-date net sales and revenues of $35,500 decreased $3,100 (8.6%) as compared to the same period in the prior year. The decrease for the quarter and year to date is primarily attributed to the Agway Insurance Company and the Agway General Agency. Agway Insurance Company revenues were down $200 for the second quarter and $1,600 for the six months to date, as compared to the corresponding periods in the prior year, due to termination of reinsurance assumed contracts; and $200 and $600, respectively, from changes in reinsurance ceded treaties. Agway General Agency Inc. revenues declined $200 and $700 for the second quarter and for the six months to date as compared to the corresponding period in the prior year due to a decline in administrative fees on a declining base of participants in the Agway member group health insurance plan. Telmark revenues remained constant for the second quarter and six-month period to date as compared to the prior year as current year volume growth was offset by declining prevailing lease rates as a result of increasing competition in the marketplace as well as a sale of $11,000 of lease receivables in June 1993.

Operating margins improved in the second quarter of fiscal 1994 by $500 (21%) over the same period in the previous year but decreased $100 (1.5%) for the six-month period ended December 31, 1993 as compared to the same period in the prior year. The Agway Insurance Company revenue decline from the reinsurance termination was offset by an equal reduction in costs and expenses with no impact on operating margin. Operating margin increases of $800 in the second quarter and $800 for the six months to date for Agway Insurance Company, due

                 AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)
                               (Unaudited)
                          (Thousands of Dollars)

Financial Services Group (continued)
- ------------------------------------
to favorable underwriting experience as compared to corresponding periods in the prior fiscal year, were offset in part by (i) reduced operating margins for Agway General Agency of $100 for the second quarter and $500 for the six months to date as compared to the corresponding period in the prior fiscal year due to declining revenues as noted above, and (ii) reduced operating margin of $200 for the second quarter and $400 for the six months to date for Telmark as compared to the corresponding period in the prior fiscal year due to the lack of significant revenue growth.

Other Items
- -----------
Other items include certain corporate activities not included within the Company's three operating segments and includes interest expense. For the second quarter, other items realized an increase in income of $2,600 over the corresponding period in the prior fiscal year. The increase was attributed primarily to increased revenues from the receipt of vendor rebates in the second quarter of $1,100 and a reduction in interest expense for the quarter of $900. For the six-month period to date, other items realized an increase in income of $1,700 over the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Cash flows from continuing operations for the six months ended December 31, 1993 increased $2,000 to $36,000 as compared to the first six months of fiscal 1993. This increase was primarily a result of higher June 1993 Agriculture & Consumer inventories and receivables due to the late spring, which were reduced during the first six months of the current fiscal year Net cash utilized in investing activities from continuing operations for the six months ended December 31, 1993 was $23,400 as compared to cash provided of $2,000 for the same period last year. Cash flows utilized in investing activities for the six months ended December 31, 1992 were favorably impacted by proceeds of $19,100 from disposals of businesses and property, plant and equipment, while increased leasing activity in fiscal 1994 resulted in the use of an additional $10,100 of cash compared to the same period last year. As a result of cash flow from continuing operations and an increase in net long-term borrowings of $23,000 in the current year, short-term borrowings were reduced $34,300. Increased short-term borrowing in the prior year resulted from a decrease in net long-term borrowings of $43,400 combined with redemption of $8,200 of capital stock.

The Company finances its operations and the operations of all its continuing businesses and subsidiaries, except Telmark and Agway
Insurance Company, through Agway Financial Corporation (AFC). Telmark and Agway Insurance Company finance themselves through operations or direct borrowing arrangements. Each business unit is financed with a combination of short- and long-term credit facilities as appropriate. External sources of short-term financing for Agway and all its continuing operations include revolving credit lines, letters of credit, and commercial paper programs. Sources of longer term financing include borrowings from banks and insurance companies, subordinated debt, and capital leases. In addition, Telmark has occasionally sold blocks of its lease portfolio. On February 1, 1994, Telmark's registration of its offering to the public of $25,000 of debentures due December 31, 1997 with the Securities & Exchange Commission became effective. The debentures are unsecured and are not guaranteed by Agway nor any of Agway's other subsidiaries. The offering of the debentures will not be underwritten and there can be no guarantee as to the amount of debentures to be sold. The proceeds of the offering will be used to provide financing for Telmark's leasing activities.

The Company renegotiated and renewed certain of its bank loan agreements through October 28, 1994. Adequate lines of credit of $149,250 are available to the Company under the new agreements as compared to lines of credit of $158,000 in the prior agreements. This includes retention of a commercial paper facility of $50,000. These agreements, upon the occurrence of certain defined events, give the lenders the right to perfect a security interest

           AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (continued)
                             (Unaudited)
                        (Thousands of Dollars)



LIQUIDITY AND CAPITAL RESOURCES (continued)
- -------------------------------------------
in certain of the Company's accounts receivables and non-petroleum inventories. In addition, the agreements include certain covenants, the most restrictive of which requires to Company to maintain specific monthly levels of interest coverage and tangible net worth. The Company has ongoing communication with its lenders and it is management's opinion that appropriate and adequate lines of credit exist to finance the Company's operations and capital requirements.

                    PART II. OTHER INFORMATION
             AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      (Thousands of Dollars)


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on December 1, 1993. The following Directors were elected to renewed three-year terms through December 1996:



                                                                 In
                                Nominee                         Favor            Opposed
                         ---------------------                 ------            -------
                         Peter D. Hanks                        58,572            3,888
                         Robert L. Marshman                    58,572            3,888
                         Samuel F. Minor                       58,572            3,888
                         Donald E. Pease                       58,572            3,888
                         Carl D. Smith                         58,572            3,888
                         Joel L. Wenger                        58,572            3,888


The following is a list of directors whose terms of office as Directors continued after the Annual Meeting:

Ralph H. Heffner                -  Chairman of the Board and Director
Charles C. Brosius              -  Vice Chairman of the Board and Director
Richard C. Call                 -  Director
Vyron M. Chapman                -  Director
Eugene Freund                   -  Director
Peter D. Hanks                  -  Director
Frederick A. Hough              -  Director
Stephen P. James                -  Director
Robert L. Marshman              -  Director
Samuel F. Minor                 -  Director
Donald E. Pease                 -  Director
John H. Ross                    -  Director
Carl D. Smith                   -  Director
Thomas E. Smith                 -  Director
John H. Talmage                 -  Director
Joel L. Wenger                  -  Director
Christian F. Wolff, Jr.         -  Director
William W. Young                -  Director

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 1993.

SIGNATURES
- ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                             AGWAY INC.
                                                           ------------
                                                           (Registrant)




Date      February 9, 1994                             PETER J. O'NEILL
          ----------------                             ----------------
                                                       Peter J. O'Neill
                                                  Senior Vice President
                                          Corporate Finance and Control
                                       (Principal Financial Officer and
                                              Chief Accounting Officer)