Form 10-Q
period 1994-03-31
AGWAY INC
filed 1994-05-13
CIK 2852

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C  20549
                                FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1994

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
For the transition period from                    to
                                ---------------       ---------------
Commission file number 2-22791


                                 AGWAY INC.*
  ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                    15-0277720
- -------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification No.)


333 Butternut Drive, DeWitt, New York                            13214
- ----------------------------------------                   -----------
(Address of principal executive offices)                    (Zip Code)


                               315-449-6431
            --------------------------------------------------
           (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                             Outstanding at April 30, 1994
- --------------------------------------          -----------------------------
Common Stock, $25 par value per share                    111,025 shares


*        Agway is a taxpaying corporation founded on cooperative principles.
         Membership is limited to farmers and each may hold only one share of common stock.

              AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                INDEX


                                                                    PAGE NO.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 1994 and
         June 30, 1993 . . . . . . . . . . . . . . . . . . . . . .  . . . 3

         Condensed Consolidated Statements of Operations and Retained Margin for the three months and nine months ended
         March 31, 1994 and March 31, 1993 . . . . . . . . . . . .  . . . 4

         Condensed Consolidated Cash Flow Statements for the nine months ended March 31, 1994 and March 31, 1993 . . . . . . . . .  . . . 5

         Notes to Condensed Consolidated Financial Statements. . .  . . . 6

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . .  . . . 9


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings. . . . . . . . .  . . . . . . . . . .14

         Item 6.  Exhibits and Reports on Form 8-K .  . . . . . . . . . .14


         SIGNATURES. . . . . . . . . . . . . . . . .  . . . . . . . . . .15

                    PART I.  FINANCIAL INFORMATION
               AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Thousands of Dollars)

                                                                                   March 31,             June 30,
                                                                                    1994                  1993
                                                                                 (Unaudited)             (Note)
                                                                                 -----------         --------------
ASSETS
Current Assets:
    Cash and equivalents . . . . . . . . . . . . . . . . . . . . . . . .                             $          771
    Trade notes and accounts receivable, less allowance for
      doubtful accounts of $13,724 and $13,267, respectively . . . . . .       $      162,743               212,196
    Lease receivables, less unearned income of $29,004 and
      $28,717, respectively. . . . . . . . . . . . . . . . . . . . . . .               81,304                75,243
    Advances and other receivables . . . . . . . . . . . . . . . . . . .               43,272                36,224
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .
      Raw materials. . . . . . . . . . . . . . . . . . . . . . . . . . .               24,622                19,919
      Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . .              205,470               152,348
      Goods in transit and supplies. . . . . . . . . . . . . . . . . . .               14,255                 9,592
                                                                               --------------        --------------
      Total inventories. . . . . . . . . . . . . . . . . . . . . . . . .              244,347               181,859
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .               64,036                58,863
                                                                               --------------        --------------
         Total current assets                                                         595,702               565,156

Marketable securities. . . . . . . . . . . . . . . . . . . . . . . . . .               35,632                34,532
Other security investments . . . . . . . . . . . . . . . . . . . . . . .               36,184                34,102
Properties and equipment, net. . . . . . . . . . . . . . . . . . . . . .              249,868               259,980
Long-term lease receivables, less unearned income of
  $42,419 and $41,253, respectively. . . . . . . . . . . . . . . . . . .              168,451               155,544
Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               81,449                72,140
Net assets of discontinued operations. . . . . . . . . . . . . . . . . .               93,137                92,544
                                                                               --------------        --------------
         Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .       $    1,260,423        $    1,213,998
                                                                               ==============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       $       87,000        $       70,600
    Current installments of long-term debt and subordinated debt . . . .               94,521                66,039
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .              126,192                95,735
    Other current liabilities. . . . . . . . . . . . . . . . . . . . . .              125,725               132,773
                                                                               --------------        --------------
         Total current liabilities . . . . . . . . . . . . . . . . . . .              433,438               365,147

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              143,025               150,107
Subordinated debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .              371,626               379,619
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .              115,454               123,724

Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               71,456                53,474
Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,776                 2,790
Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                6,319                 7,350
Retained margin. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              116,329               131,787
                                                                               --------------        --------------
         Total liabilities and shareholders' equity. . . . . . . . . . .       $    1,260,423        $    1,213,998
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

             AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED MARGIN
                           (Unaudited)
                      (Thousands of Dollars)


                                                     Three Months Ended                    Nine Months Ended
                                                          March 31,                            March 31,
                                             ---------------------------------    ----------------------------------
                                                    1994              1993               1994              1993
                                             ---------------   ---------------    ---------------   ----------------
Net sales and revenues from:
    Product sales. . . . . . . . . . . . .   $       420,433   $       396,447    $     1,097,267   $      1,109,781
    Leasing operations . . . . . . . . . .             8,857             7,808             24,984             24,137
    Insurance operations . . . . . . . . .             6,682             6,616             20,363             22,532
    Other services . . . . . . . . . . . .             3,793             5,682             14,416             20,408
                                             ---------------   ---------------    ---------------   ----------------
         Total net sales and revenues. . .           439,765           416,553          1,157,030          1,176,858

Cost and expenses from:
    Products and plant operations. . . . .           327,613           314,847            887,068            905,847
    Leasing operations . . . . . . . . . .             2,507             2,502              9,587              9,724
    Insurance operations . . . . . . . . .             4,762             4,506             13,490             15,589
    Retail operations. . . . . . . . . . .            48,361            47,070            130,627            131,407
    Selling, general and
      administrative activities. . . . . .            41,049            34,442            115,589            102,095
                                             ---------------   ---------------    ---------------   ----------------
         Total costs and expenses. . . . .           424,292           403,367          1,156,361          1,164,662

Operating margin . . . . . . . . . . . . .            15,473            13,186                669             12,196
Operating interest expense, net. . . . . .             7,361             6,923             20,393             20,450
Other income (expense), net. . . . . . . .             1,823             2,168              5,267              4,671
Margin (loss) from continuing                ---------------   ---------------    ---------------   ----------------
    operations before income taxes . . . .             9,935             8,431            (14,457)            (3,583)
Income and franchise tax
    expense (benefit). . . . . . . . . . .             5,560             5,398             (1,493)             2,872
Margin (loss) from continuing                ---------------   ---------------    ---------------   ----------------
    operations . . . . . . . . . . . . . .             4,375             3,033            (12,964)            (6,455)

Discontinued operations:
    Loss from operations, net of tax
      expense (benefit) of $0, $(333),
      $0, and $(1,069) and interest of
      others of $0, $468, $0, and $2,767,
      respectively . . . . . . . . . . . .                                (621)                               (1,830)
    Effect of disposal . . . . . . . . . .   ---------------   ---------------    ---------------   ----------------
         Loss from discontinued
           operations. . . . . . . . . . .                                (621)                               (1,830)
                                             ---------------   ---------------    ---------------   ----------------
Net margin (loss). . . . . . . . . . . . .             4,375             2,412            (12,964)            (8,285)

Retained Margin:
    Balance at beginning of period . . . .           111,984           103,415            131,787            116,112
    Dividends. . . . . . . . . . . . . . .                (2)                              (2,456)            (2,073)
    Equity in unrealized gains (losses)
         of insurance companies. . . . . .               (28)                4                (38)                77
                                             ---------------  ----------------    ---------------   ----------------
Balance at end of period . . . . . . . . .   $       116,329  $        105,831    $       116,329   $        105,831
                                             ===============  ================    ===============   ================

   See accompanying notes to condensed consolidated financial statements.

                 AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
               CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                               (Unaudited)
                          (Thousands of Dollars)



                                                                                        Nine Months Ended
                                                                                           March 31,
                                                                               --------------------------------
                                                                                    1994               1993
                                                                               --------------    --------------
Net cash flows from continuing operations activities . . . . . . . . . .       $        7,203    $        4,806
Net loss from discontinued operations. . . . . . . . . . . . . . . . . .                                 (1,830)
                                                                               --------------    --------------
Net cash flows from operating activities . . . . . . . . . . . . . . . .                7,203             2,976

Cash flows (used in) provided by investing activities:
    Purchases of property, plant and equipment . . . . . . . . . . . . .              (18,486)          (16,859)
    Proceeds from disposal of businesses and property and
         equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .                9,856            32,098
    Leases originated. . . . . . . . . . . . . . . . . . . . . . . . . .              (96,339)          (69,664)
    Leases repaid. . . . . . . . . . . . . . . . . . . . . . . . . . . .               67,634            62,859
    Proceeds from sale of marketable securities. . . . . . . . . . . . .               19,764            12,565
    Purchases of marketable securities . . . . . . . . . . . . . . . . .              (20,901)          (13,656)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                4,490            (2,310)
                                                                               --------------    --------------
Net investing activities (used in) provided by continuing operations . .              (33,982)            5,033
Net change in net assets of discontinued operations. . . . . . . . . . .                 (593)            5,710
                                                                               --------------    --------------
Net cash flows (used in) provided by investing activities. . . . . . . .              (34,575)           10,743
Cash flows used in financing activities:
    Net change in short-term borrowings. . . . . . . . . . . . . . . . .               16,400            28,141
    Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . .               57,000            51,004
    Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . .              (69,119)          (71,588)
    Proceeds from issuance of subordinated debt. . . . . . . . . . . . .               36,892            49,320
    Redemption of subordinated debt. . . . . . . . . . . . . . . . . . .              (10,110)          (52,398)
    Redemption of capital stock. . . . . . . . . . . . . . . . . . . . .                 (573)          (12,365)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (3,889)           (5,833)
                                                                               --------------    --------------
Net cash flows provided by (used in) financing activities. . . . . . . .               26,601           (13,719)
                                                                               --------------    --------------
Net decrease in cash and equivalents . . . . . . . . . . . . . . . . . .                 (771)                0
Cash and equivalents at beginning of period. . . . . . . . . . . . . . .                  771                 0
                                                                               --------------    --------------
Cash and equivalents at end of period. . . . . . . . . . . . . . . . . .       $            0    $            0
                                                                               ==============    ==============



  See accompanying notes to condensed consolidated financial statements.

               AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                       (Thousands of Dollars)


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended June 30, 1994. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1993.

    Certain amounts have been reclassified in the June 30, 1993 condensed consolidated balance sheet to conform to the March 31, 1994 presentation. These reclassifications had no effect on the working capital or shareholders' equity of the Corporation.

2.  AGWAY FINANCIAL CORPORATION

    Summarized financial information for Agway Financial Corporation and Consolidated Subsidiaries is as follows:


                                                     Three Months Ended                    Nine Months Ended
                                                          March 31,                            March 31,
                                             ---------------------------------    ---------------------------------
                                                    1994              1993               1994              1993
                                             ---------------   ---------------    ---------------   ---------------
Net sales and revenues . . . . . . . . . . . $       291,587   $       279,623    $       696,281   $       755,460
Operating margin . . . . . . . . . . . . . .          40,601            31,246             64,809            55,332
Margin from continuing operations. . . . . .          18,127            13,241             19,454            19,991
Net margin . . . . . . . . . . . . . . . . .          18,127            12,620             19,454            18,161


                                                                    March 31,          June 30,
                                                                      1994               1993
                                                               ---------------    ---------------
Current assets . . . . . . . . . . . . . . .                   $       462,000    $       433,907
Properties and equipment, net. . . . . . . .                           126,580            128,898
Noncurrent assets. . . . . . . . . . . . . .                           248,926            240,004
Net assets of discontinued operations. . . .                            93,137             92,544
                                                               ---------------    ---------------
Total assets . . . . . . . . . . . . . . . .                   $       930,643    $       895,353
                                                               ===============    ===============

Current liabilities. . . . . . . . . . . . .                   $       295,272    $       249,721
Long-term debt . . . . . . . . . . . . . . .                           138,705            155,598
Subordinated debt. . . . . . . . . . . . . .                           371,626            379,619
Noncurrent liabilities . . . . . . . . . . .                            31,098             34,859
Shareholders' equity . . . . . . . . . . . .                            93,942             75,556
Total liabilities and                                          ---------------    ---------------
    shareholders' equity . . . . . . . . . .                   $       930,643    $       895,353
                                                               ===============    ===============

             AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                        (Unaudited)
                   (Thousands of Dollars)



3.  SUPPLEMENTAL DISCLOSURES ABOUT OPERATING CASH FLOWS

                                                                                    Nine Months Ended
                                                                                        March 31,
                                                                         ---------------------------------------
                                                                               1994                    1993
                                                                         ---------------         ---------------
Additional disclosure of operating cash flows:

Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . .           $        33,229         $        34,077
                                                                         ===============         ===============
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . .           $         9,494         $         9,782
                                                                         ===============         ===============

During the fiscal year ended June 30, 1993, 46 local cooperative affiliates were acquired, and during fiscal 1994, 6 additional local cooperative affiliates were acquired. Three of these cooperatives were merged into Agway during the first and second quarters of fiscal 1993, 43 were acquired during the third and fourth quarters of fiscal 1993, 3 were merged in the first quarter of fiscal 1994, 2 were merged in the second quarter fiscal 1994 and 1 was merged in the third quarter of fiscal 1994, for a total purchase price of $21,700 plus certain liabilities assumed of $17,300. Settlement for the acquisitions was consummated in the nine-month period ended March 31, 1994 in the form of cash ($5,000) and restricted preferred stock, 6%, $100 par value, ($16,700).

  Certain other supplemental disclosures are as follows:


Schedule of Restructuring Activities:

Cash flows from operating activities:
  Cash proceeds. . . . . . . . . . . . . . . . . . . . . . . .           $         3,013         $        21,384
  Cash spent . . . . . . . . . . . . . . . . . . . . . . . . .                    (8,405)                (11,147)
                                                                         ---------------         ---------------
Total cash flow (used in) provided by operating activities . .                    (5,392)                 10,237
Cash flows from investing activities:
  Proceeds from disposal of business and property,
  plant and equipment. . . . . . . . . . . . . . . . . . . . .                     6,714                  30,099
                                                                         ---------------         ---------------
Net increase in cash and equivalents . . . . . . . . . . . . .           $         1,322         $        40,336
                                                                         ===============         ===============

4.  BORROWING ARRANGEMENTS

In fiscal 1994, the Company renegotiated and renewed certain of its bank loan agreements through October 28, 1994. Adequate lines of credit of $149,250 are available to the Company under the new agreements as compared to lines of credit of $158,000 in the prior agreements. This includes retention of a commercial paper facility of $50,000. Certain of these agreements, upon the occurrence of certain defined events, give the lenders the right to perfect a security interest in certain of the Company's accounts receivables and non-petroleum inventories. In addition, the agreements include certain covenants, the most restrictive of which requires to Company to maintain specific monthly levels of interest coverage and tangible net worth.

H. P. Hood, Inc., a subsidiary held for sale by the Company, was in violation of certain financial covenants relating to credit facilities provided by a bank for the months ended February and March 1994. The Bank has issued a waiver for these violations for each month and has subsequently amended the loan agreement through June 30, 1994. At March 31, 1994, borrowing outstanding under the credit facilities aggregated $36,641.

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

              AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS
                             (Unaudited)
                      (Thousands of Dollars)


RESULTS OF OPERATIONS

The Company's net sales and revenues and operating results are significantly impacted by seasonal fluctuations due to the nature of its operations and the geographic location of its service area, which is defined primarily as the Northeastern United States. Agriculture and Consumer Group net sales and revenues are traditionally higher in the spring as customers initiate the growing season. Correspondingly, the Company's Energy Group realizes significantly higher net sales and revenues in the winter months due to the cold winter conditions in the Northeast. The Financial Services Group is generally not materially impacted by seasonal fluctuations.

Results by Operating Segment
  Increase (Decrease)

                                                            Three Months Ended               Nine Months Ended
                                                            3/31/94 vs. 3/31/93             3/31/94 vs. 3/31/93
                                                           --------------------            --------------------
    Net Sales and Revenues
        Agriculture & Consumer . . . . . . . . . . . .     $             24,115            $             55,128
        Energy . . . . . . . . . . . . . . . . . . . .                   (1,915)                        (72,254)
        Financial Services . . . . . . . . . . . . . .                    1,080                          (1,975)
        Intercompany Transactions. . . . . . . . . . .                      (68)                           (727)
                                                           --------------------            --------------------
                                                           $             23,212            $            (19,828)
                                                           ====================            ====================

    Margin (Loss) from Continuing Operations before
      Income Taxes
        Agriculture & Consumer . . . . . . . . . . . .     $             (2,674)           $            (18,353)
        Energy . . . . . . . . . . . . . . . . . . . .                    6,768                           8,447
        Financial Services . . . . . . . . . . . . . .                     (340)                           (409)
        Operating Margin (Loss). . . . . . . . . . . .                    3,754                         (10,315)
        Other Items. . . . . . . . . . . . . . . . . .                   (2,250)                           (559)
                                                           --------------------            --------------------
                                                           $              1,504            $            (10,874)
                                                           ====================            ====================

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

Discontinued Operations
- -----------------------
On March 23, 1993, the Agway Board of Directors authorized management to sell the Company's 34% interest in Curtice Burns Foods, Inc. (Curtice Burns Foods) and 99% interest in H. P. Hood Inc. (Hood). Management and the Board are actively pursuing their plan to sell these investments in fiscal 1994 and negotiations regarding these sales continued throughout the third
quarter.   Accordingly, these operations are reflected as discontinued
operations. Agway's decision to make these sales is part of the overall strategic plan of focusing on its agriculture, consumer,

              AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (continued)
                            (Unaudited)
                      (Thousands of Dollars)


Discontinued Operations (continued)
- ----------------------------------
energy, insurance, and leasing businesses. In the fourth quarter of fiscal 1993, Curtice Burns initiated a restructuring program. As part of that program, in the quarter ended December 1993, Curtice Burns Foods, Inc. completed the sale of two businesses, the oats portion of the National Oats business and the Hiland Potato Chip business, and, in the quarter ended March 31, 1994, completed the sale of the Curtice Burns Meat Snacks business.

Agriculture & Consumer Group
- ---------------------------
Project initiatives for fiscal 1993 for the Agriculture & Consumer Group were primarily focused on transferring the marketing, sales and related operating assets of agricultural products, previously conducted through retail operations, to agricultural hubs and dedicated customer service centers.
This transition was completed in fiscal 1993 in New England and Pennsylvania and was completed in New York, the final region to transition, in the first half of fiscal 1994. An additional initiative focused on merging 52 local store cooperatives into Agway, which was materially completed in the fourth quarter of fiscal 1993, has increased sales and asset levels in fiscal 1994. Fiscal 1994 initiatives for the Group center around streamlining operating and administrative processes through reviews of supply chain management, product category management, and warehousing systems; closing, consolidating, or converting facilities to focus assets and capital in selected markets and eliminate duplication; and sales enhancement through customer service and quality reviews. The fiscal 1993 initiatives were intended to improve customer service, knowing that certain of these changes would increase costs at least during the period of transition until cost reduction strategies can be implemented. The 1994 initiatives focus on detail plans for future implementation of strategies for expense control and sales enhancement anticipated to improve results of operations in future years.

Net sales and revenues for the third quarter of fiscal 1994 of $228,400 and for the nine months to date of $664,500 increased $24,100 (11.8%) and $55,100 (9.0%), respectively, as compared to the corresponding periods in the prior fiscal year. The increases are primarily attributed to the Group's consumer business which included the merger of local store cooperatives into Agway and to a lesser extent volume and price increases among selected product lines within the Group.

Operating losses for the third quarter of fiscal 1994 of $12,900 and for the nine months to date of $37,600 increased $2,700 and $18,400, respectively, as compared to the corresponding periods in the prior fiscal year. The Group experiences seasonal fluctuations in its business and generally experiences higher net sales and revenues in the spring as customers initiate the growing season. However, weather conditions can impact the timing of the commencement of the spring growing season, and in fiscal 1993 and 1994 the extreme weather conditions in the winter have adversely impacted the Group's results for the quarter and year to date. In fiscal 1994, operating losses have been further accentuated due to (i) the merger of 52 store corporations into Agway which now defers the recognition of a certain portion of its margins until goods are sold to the end user (previously these margins were recognized as wholesale margins at the time inventory was sold to the store corporation), (ii) incremental costs associated with the Company's Project initiatives which include expanding the Company's sales force and the establishment of agricultural hubs and dedicated customer service centers, and (iii) depressed gross margins across the Group's selected product lines due to higher raw material prices, a change in product mix, and competitive pricing in the marketplace.

The Company expects to benefit from the merged store corporations as they will provide additional retail margins and increased sales in the spring as the growing season commences. Furthermore, the increasing costs associated with the Project initiatives tend to be fixed throughout the year, while incremental revenues realized from Project initiatives will tend to follow the seasonal sales pattern and also be more fully realized in the spring as the growing season commences.

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

Energy segment net sales and revenues of $195,400 for the third quarter declined $1,900 (1.0%) as compared to the third quarter of the prior year. Fiscal 1994 year-to-date net sales and revenues of $447,800 declined $72,300 (13.9%) as compared to the same period in the prior year. The decrease for the quarter and year to date is primarily attributable to planned Project initiatives which included divestitures of low-margin retail locations and a refocusing away from low-margin, high-volume commercial customers. However, the anticipated decline in net sales and revenue for the quarter was mitigated by extremely cold weather which increased the volume of heating oils and propane.

Total unit volume (in millions of gallons) for the quarter and year to date decreased 700 and 52,400 gallons, respectively, as compared to the corresponding periods in the prior year. Average selling prices remained constant in the third quarter and decreased 2.2% for the nine months to date as compared to the corresponding periods in the prior year due to softness in the world market, which also contributed to the sales decrease.

Despite the unit volume and selling price declines, the Energy Group realized an improvement in net operating margins of $6,800 (35.7%) and $8,400
(38.5%) in the third quarter and fiscal year to date as compared to the corresponding period in the previous fiscal year. Gross margins as a percentage of net sales and revenues increased by 4.8% and 4.7% in the third quarter and fiscal year to date as compared to the corresponding period in the prior fiscal year. Total costs and expenses for the Group increased slightly in the third quarter as compared to the corresponding period in the prior fiscal year due to the adverse weather conditions, but declined on a year-to-date basis as a result of the above changes in operations.

Financial Services Group
- ------------------------
For segment reporting purposes, the Financial Services Group consists of Telmark Inc., Agway Insurance Company, and Agway General Agency, Inc.

Net sales and revenues of $16,800 for the Financial Services Group for the third quarter increased $1,100 (6.9%) as compared to the third quarter of the prior year. Fiscal 1994 year-to-date net sales and revenues of $49,200 decreased $2,000 (3.9%) as compared to the same period in the prior year. The increase for the quarter is primarily attributed to Telmark Inc. which increased revenues by $1,000 due to increased volume of bookings in fiscal 1994 and a gain of $500 from the sale of $5,600 of lease receivables in the third quarter. For the nine months to date, Telmark's revenues were up by $800. The decrease for the year-to-date period is primarily attributed to the Agway Insurance Company and the Agway General Agency. Agway Insurance Company revenues were constant for the third quarter but declined $2,200 for the nine months to date, as compared to the corresponding periods in the prior year, due to termination of reinsurance assumed contracts of $1,600 and from changes in reinsurance ceded treaties of $600 in prior quarters. Agway General Agency Inc. revenues also remained constant for the third quarter but declined $600 for the nine months to date as compared to the corresponding period in the prior year due to a decline in administrative fees on a declining base of participants in the Agway member group health insurance plan.

            AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)
                          (Unaudited)
                     (Thousands of Dollars)

Financial Services Group (continued)
- -----------------------------------
Operating margins declined in the third quarter of fiscal 1994 by $300 (11.0%) over the same period in the previous year and $400 (5.4%) for the nine-month period ended March 31, 1994 as compared to the same period in the prior year. The Agway Insurance Company revenue decline from the reinsurance termination was offset by an equal reduction in costs and expenses with no impact on operating margin. Operating margins for the Agway Insurance Company decreased by $400 in the third quarter due to unfavorable underwriting experience associated with adverse weather conditions, but for the nine month period remained $400 ahead of the prior year. Agway General Agency experienced a reduction in margins of $200 for the third quarter and $700 for the nine months to date as compared to the corresponding period in the prior fiscal year due to declining revenues as noted above. Telmark Inc.'s operating margins increased $300 in the third quarter, but decreased $100 for the nine-month period ended March 31, 1994 as the sale of certain lease receivables resulted in $500 of revenue for the third quarter.

Other Items
- -----------
Other items include certain corporate activities not included within the Company's three operating segments and includes interest expense. For the third quarter, other items realized a decrease in income of $2,300 over the corresponding period in the prior fiscal year. The decrease was attributed primarily to decreased revenues from the timing of receipt of vendor rebates in the amount of $800 in the third quarter of fiscal 1993 (received in second quarter of fiscal 1994), an increase in interest expense for the third quarter of $900 due to a higher level of borrowings in the quarter, and increased costs associated with unallocated general corporate expenses. For the nine-month period to date, other items realized a decrease in income of $600 over the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Cash flows from continuing operations for the nine months ended March 31, 1994 increased $2,400 to $7,200 as compared to the first nine months of fiscal 1993. This increase was primarily a result of higher June 1993 Agriculture & Consumer receivables due to the late spring, which were reduced during the first nine months of the current fiscal year, and to an increase in accounts payable during the nine-month period. Net cash utilized in investing activities from continuing operations for the nine months ended March 31, 1994 was $34,000 as compared to cash provided of $5,000 for the same period last year. Cash flows utilized in investing activities for the nine months ended March 31, 1993 were favorably impacted by proceeds of $32,000 from disposals of businesses and property, plant and equipment, while increased leasing activity in fiscal 1994 resulted in the use of an additional $21,900 of cash compared to the same period last year. As a result of cash utilized in investing activities, net long-term borrowings increased $15,000 in the current year, and short-term borrowings increased $16,400. Increased short-term borrowing in the prior year resulted from a decrease in net long-term borrowings of $23,700 combined with redemption of $12,400 of capital stock issued in connection with an acquisition in a prior year.

The Company finances its operations and the operations of all its continuing businesses and subsidiaries, except Telmark and Agway Insurance Company, through Agway Financial Corporation (AFC). Telmark and Agway Insurance Company finance themselves through operations or direct borrowing arrangements. Each business unit is financed with a combination of short- and long-term credit facilities as appropriate. External sources of short-term financing for Agway and all its continuing operations include revolving credit lines, letters of credit, and commercial paper programs. Sources of longer term financing include borrowings from banks and insurance companies, subordinated debt, and capital leases. In addition, Telmark has occasionally sold blocks of its lease portfolio. On February 1, 1994, Telmark's registration of its offering to the public of $25,000 of debentures due December 31, 1997 with the Securities & Exchange Commission became effective. The debentures are unsecured and are not guaranteed by Agway nor any of Agway's other subsidiaries. The offering of the debentures are not underwritten and there can be no guarantee as to the amount of debentures to be sold. The proceeds of the offering

             AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (continued)
                          (Unaudited)
                    (Thousands of Dollars)



LIQUIDITY AND CAPITAL RESOURCES (continued)
- ------------------------------------------
will be used to provide financing for Telmark's leasing activities. As of March 31, 1994, approximately $1,500 of debentures were sold.

In fiscal 1994, the Company renegotiated and renewed certain of its bank loan agreements through October 28, 1994. Adequate lines of credit of $149,250 are available to the Company under the new agreements as compared to lines of credit of $158,000 in the prior agreements. This includes retention of a commercial paper facility of $50,000. Certain of these agreements, upon the occurrence of certain defined events, give the lenders the right to perfect a security interest in certain of the Company's accounts receivables and non-petroleum inventories. In addition, the agreements include certain covenants, the most restrictive of which requires to Company to maintain specific monthly levels of interest coverage and tangible net worth. The Company has ongoing communication with its lenders and it is management's opinion that appropriate and adequate lines of credit exist to finance the Company's operations and capital requirements.

                      PART II. OTHER INFORMATION
              AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                        (Thousands of Dollars)


Item 1.  Legal Proceedings
- --------------------------
In February 1988, Agway leased a feed mill located in Woodridge, New York from Inter-County Farmers Cooperative Association, Inc. Agway manufactured horse, poultry, and dairy feed at the feed mill. In early July 1989, due to a mechanical malfunction, some horse feed manufactured at the feed mill was contaminated with Monensin, a feed medication used with poultry and dairy feed but which is harmful to horses. Agway immediately recalled the contaminated horse feed and contacted regulatory agencies, including the United States Food and Drug Administration (FDA). As a result of eating the contaminated horse feed, a number of horses located in the State of New Jersey died or were damaged. The majority of claims made by owners of the affected horses have been settled. As of April 30, 1994, there were two lawsuits pending which were filed by horse owners against Agway: John Kolkowski, et al. v. Agway Inc., et al., filed on July 3, 1990 in the Supreme Court of the State of New York for Westchester County; and Orlando
R. Petrocelli v. Agway Inc., et al., filed on August 5, 1991 in the Superior Court of New Jersey for Mercer County. Each of these lawsuits includes claims for money damages. On April 18, 1994, a previously pending lawsuit by horse owners against Agway, Anthony D. Nini, et al. v. Agway Inc., et al., filed on October 24, 1990 in the Superior Court of New Jersey for Mercer County, was settled. Agway agreed to pay Anthony D. Nini, et al., $1,498, which was covered by an insurance policy issued to Agway. The FDA conducted an investigation of the incident and referred the matter to the U. S. Department of Justice (DOJ) to consider institution of criminal proceedings. Agway has had an opportunity to present its views to the DOJ on why criminal proceedings should not be instituted and the DOJ and FDA discussed with Agway resolution of issues resulting from the FDA investigation. Agway believes the pending lawsuits and the FDA investigation will be satisfactorily resolved and any adjustments will not be material in relation to the consolidated financial position of Agway.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
The Company did not file any reports on Form 8-K during the three months ended March 31, 1994.

SIGNATURES
- ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      AGWAY INC.
                                                      (Registrant)




Date      May 13, 1994                         /s/ PETER J. O'NEILL
          ------------                         --------------------
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