Form 10-Q
period 1994-09-30
AGWAY INC
filed 1994-11-14
CIK 2852

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C  20549
                                  FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---- EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994
                               ------------------
                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---- EXCHANGE ACT OF 1934
For the transition period from                   to
                               -----------------     ------------------
Commission file number 2-22791
                       -------

                                 AGWAY INC.*
- ------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


DELAWARE                                                      15-0277720
- ------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification No.)


333 Butternut Drive, DeWitt, New York                             13214
- -----------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


                                 315-449-6431
- -----------------------------------------------------------------------
           (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at October 28, 1994
- -------------------------------------    -------------------------------
Common Stock, $25 par value per share            110,342 shares

* Agway is a taxpaying corporation founded on cooperative principles. Membership is limited to farmers and each may hold only one share of common stock.

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                  INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION
- -------  ---------------------
         Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 1994 and June 30, 1994 . . . . . . . . . . .   3

         Condensed Consolidated Statements of Operations and Retained Margin for the three months
         ended September 30, 1994 and September 30, 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
         Condensed Consolidated Cash Flow Statements for the three months ended September 30, 1994
         and September 30, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations . . . .  10

PART II.  OTHER INFORMATION
- --------  -----------------
         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

         Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . .  14

         Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

         Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14


         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

         Appendix . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17



                        PART I.  FINANCIAL INFORMATION
                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                                               September 30,          June 30,
                                                                                  1994                 1994
                                                                               -------------       -------------
ASSETS                                                                         (Unaudited)            (Note)
- ------
Current Assets:
     Trade notes and accounts receivable, less allowance for
       doubtful accounts of $12,884 and $12,656, respectively . . . . .      $      170,822       $      224,406
     Leases receivable, less unearned income of $33,165 and
       $33,209, respectively. . . . . . . . . . . . . . . . . . . . . .              84,191               84,744
     Uncollected insurance premiums . . . . . . . . . . . . . . . . . .              10,080                9,936
     Advances and other receivables . . . . . . . . . . . . . . . . . .              19,903               25,819
     Inventories
       Raw materials. . . . . . . . . . . . . . . . . . . . . . . . . .              15,215               22,470
       Finished goods . . . . . . . . . . . . . . . . . . . . . . . . .             139,960              148,505
       Goods in transit and supplies. . . . . . . . . . . . . . . . . .               7,957                7,689
                                                                             --------------       --------------
       Total inventories. . . . . . . . . . . . . . . . . . . . . . . .             163,132              178,664
     Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .              69,730               74,805
                                                                             --------------       --------------
         Total current assets . . . . . . . . . . . . . . . . . . . . .             517,858              598,374

Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . .              34,208               33,943
Other security investments. . . . . . . . . . . . . . . . . . . . . . .              36,358               36,226
Properties and equipment, net . . . . . . . . . . . . . . . . . . . . .             245,361              249,369
Long-term leases receivable, less unearned income of
  $53,257 and $51,775, respectively . . . . . . . . . . . . . . . . . .             211,017              191,654
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              82,223               79,965
Net assets of discontinued operations . . . . . . . . . . . . . . . . .              85,545               84,783
                                                                             --------------       --------------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . .      $    1,212,570       $    1,274,314
                                                                             ==============       ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
     Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      $       68,500       $       62,800
     Current installments of long-term debt and subordinated debt . . .              97,203              111,008
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .              86,229              124,679
     Unearned insurance premiums. . . . . . . . . . . . . . . . . . . .              16,899               16,868
     Other current liabilities. . . . . . . . . . . . . . . . . . . . .             111,268              121,147
                                                                             --------------       --------------
         Total current liabilities. . . . . . . . . . . . . . . . . . .             380,099              436,502

Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             180,152              176,567
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . . . .             379,843              372,673
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .              82,085               84,746
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . .
Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .              68,932               71,338
Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,762                2,771
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,526                6,371
Retained margin . . . . . . . . . . . . . . . . . . . . . . . . . . . .             112,171              123,346
                                                                             --------------       --------------
         Total liabilities and shareholders' equity . . . . . . . . . .      $    1,212,570       $    1,274,314
                                                                             ==============       ==============

Note: The balance sheet at June 30, 1994 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
     See accompanying notes to condensed consolidated financial statements.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED MARGIN
                                (Unaudited)
                           (Thousands of Dollars)

                                                                           Three Months Ended
                                                                             September 30,
                                                              ------------------------------------------
                                                                   1994                        1993
                                                              --------------              --------------
Net sales and revenues from:
     Product sales. . . . . . . . . . . . . . . . . . . .     $      334,203              $      328,607
     Leasing operations . . . . . . . . . . . . . . . . .              9,275                       7,815
     Insurance operations . . . . . . . . . . . . . . . .              6,684                       6,699
                                                              --------------              --------------
         Total net sales and revenues . . . . . . . . . .            350,162                     343,121

Cost and expenses from:
     Products and plant operations. . . . . . . . . . . .            314,100                     312,723
     Leasing operations . . . . . . . . . . . . . . . . .              4,361                       3,500
     Insurance operations . . . . . . . . . . . . . . . .              4,458                       4,387
     Selling, general and
       administrative activities. . . . . . . . . . . . .             38,193                      34,152
                                                             ---------------             ---------------
         Total costs and expenses . . . . . . . . . . . .            361,112                     354,762

Operating loss. . . . . . . . . . . . . . . . . . . . . .            (10,950)                    (11,641)
Interest expense, net . . . . . . . . . . . . . . . . . .              6,813                       6,507
Other income, net . . . . . . . . . . . . . . . . . . . .                323                         353
                                                             ---------------             ---------------
Loss from continuing operations before income taxes . . .            (17,440)                    (17,795)
Income tax benefit. . . . . . . . . . . . . . . . . . . .              6,170                       6,014
                                                             ---------------             ---------------
Loss from continuing operations . . . . . . . . . . . . .            (11,270)                    (11,781)

Results from discontinued operations. . . . . . . . . . .
                                                             ---------------             ---------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . .            (11,270)                    (11,781)

Retained Margin:
     Balance at beginning of period . . . . . . . . . . .            123,346                     131,787
     Equity in unrealized capital gains (losses)
         of insurance companies . . . . . . . . . . . . .                 95                          (8)
                                                              --------------              --------------
Balance at end of period. . . . . . . . . . . . . . . . .     $      112,171              $      119,998
                                                              ==============              ==============





See accompanying notes to condensed consolidated financial statements.

                  AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                (Unaudited)
                          (Thousands of Dollars)

                                                                                    Three Months Ended
                                                                             -------------------------------
                                                                                       September 30,
                                                                                  1994              1993
                                                                             --------------    -------------
Net cash flows from operating activities. . . . . . . . . . . . . . . .      $       29,582    $      34,096

Cash flows (used in) provided by investing activities:
     Purchases of property, plant and equipment . . . . . . . . . . . .              (6,923)          (4,380)
     Cash paid for acquisitions . . . . . . . . . . . . . . . . . . . .                               (4,810)
     Proceeds from disposal of businesses and property, plant and
         equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .                 955            3,165
     Leases originated. . . . . . . . . . . . . . . . . . . . . . . . .             (34,588)         (25,050)
     Leases repaid. . . . . . . . . . . . . . . . . . . . . . . . . . .              14,392           15,644
     Proceeds from sale of marketable securities. . . . . . . . . . . .                 468            4,062
     Purchases of marketable securities . . . . . . . . . . . . . . . .                (638)          (3,927)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (132)            (249)
     Net changes in net assets of discontinued operations . . . . . . .                (762)            (227)
                                                                             --------------    -------------
Net cash flows used in investing activities . . . . . . . . . . . . . .             (27,228)         (15,772)
Cash flows (used in) provided by financing activities:
     Net change in short-term borrowings. . . . . . . . . . . . . . . .               5,700          (18,400)
     Proceeds from long-term debt . . . . . . . . . . . . . . . . . . .              12,000           10,000
     Repayment of long-term debt. . . . . . . . . . . . . . . . . . . .             (22,240)         (22,672)
     Proceeds from sale of subordinated debt. . . . . . . . . . . . . .              13,858           15,656
     Redemption of subordinated debt. . . . . . . . . . . . . . . . . .              (6,241)          (2,973)
     Proceeds from sale of stock. . . . . . . . . . . . . . . . . . . .                   4            1,840
     Redemption of stock. . . . . . . . . . . . . . . . . . . . . . . .              (2,419)            (260)
     Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . .              (2,589)          (2,056)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (427)            (230)
                                                                             --------------    -------------
Net cash flows used in financing activities . . . . . . . . . . . . . .              (2,354)         (19,095)
                                                                             --------------    -------------
Net decrease in cash and equivalents. . . . . . . . . . . . . . . . . .                   0             (771)
Cash and equivalents at beginning of period . . . . . . . . . . . . . .                   0              771
                                                                             --------------    -------------
Cash and equivalents at end of period . . . . . . . . . . . . . . . . .      $            0    $           0
                                                                             ==============    =============







    See accompanying notes to condensed consolidated financial statements.

                  AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                         (Thousands of Dollars)

1.   BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
     10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended June 30, 1995 due, among other reasons, to the seasonal nature of certain major segments of the Company's business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1994.

     Certain reclassifications have been made to conform prior year financial statements with the current year presentation. These reclassifications had no effect on the working capital or shareholders' equity of the Company.

2.   AGWAY FINANCIAL CORPORATION
     ---------------------------
     Agway Financial Corporation (AFC) is a wholly owned subsidiary of the Company whose principal business activity is securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for the Company, its sole stockholder, and AFC's sole wholly owned subsidiary, Agway Holdings Inc.
     (AHI), and AHI's subsidiaries, for general corporate purposes.
     The payment of principal and interest on this debt is absolutely and unconditionally guaranteed by the Company. In an exemptive order granted by the Securities and Exchange Commission, AFC, as a separate company, is not required to file periodic reports with respect to these debt securities provided the 1934 Act reports of the Company contain summarized financial information concerning
     AFC.

     On July 1, 1994, (i) certain subsidiaries of AFC (Seedway Inc., Allied Seed Cooperative Inc., and Pro-Lawn Products Inc.) were transferred to and merged into to Agway Inc., and (ii) certain operating divisions of Agway Inc. (Retail/Wholesale Operations) were transferred to AFC and merged together with the Country Foods operations into Agway Consumer Products Inc., formerly Agway Country Foods, Inc. The prior year financial statements have been restated to give retroactive effect to this change in reporting entity.

     As discussed in Note 6, the sale of Curtice Burns closed on November 3, 1994, and the pro-forma impact on the Company's consolidated financial statements is shown. The pro-forma impact of this sale on the summarized financial information for AFC and Consolidated Subsidiaries is identical in dollar amount and classification to the Company's consolidated financial statements, due to the fact that Curtice Burns is owned by AFC, which is owned by Agway Inc., as shown below.

     Summarized financial information for AFC and Consolidated
     Subsidiaries is as follows:

                                                                      Three Months Ended
                                                                         September 30,
                                                            ----------------------------------
                                                                    1994               1993
                                                            ------------        --------------
    Net sales and revenues. . . . . . . . .                 $    251,013        $      260,012
    Operating margin. . . . . . . . . . . .                        6,366                 3,595
    Loss from continuing operations . . . .                       (5,450)               (9,549)
    Net loss. . . . . . . . . . . . . . . .                       (5,450)               (9,549)

                  AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                           (Thousands of Dollars)


2.  AGWAY FINANCIAL CORPORATION (continued)
    ---------------------------------------

                                                                                                      Restated
                                                                                   September 30,      June 30,
                                                                                       1994             1994
                                                                                ---------------   --------------
    Current assets. . . . . . . . . . . . . . . . . . . . . . . . . .           $       501,645   $      568,477
    Properties and equipment, net . . . . . . . . . . . . . . . . . .                   164,275          164,296
    Noncurrent assets . . . . . . . . . . . . . . . . . . . . . . . .                   296,230          275,759
    Net assets of discontinued operations . . . . . . . . . . . . . .                    85,545           84,783
                                                                                ---------------   --------------
    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .           $     1,047,695   $    1,093,315
                                                                                ===============   ==============

    Current liabilities . . . . . . . . . . . . . . . . . . . . . . .           $       267,469   $      313,873
    Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .                   176,765          173,231
    Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . .                   379,843          372,673
    Noncurrent liabilities. . . . . . . . . . . . . . . . . . . . . .                    14,263           18,985
    Shareholder's equity. . . . . . . . . . . . . . . . . . . . . . .                   209,355          214,553
    Total liabilities and                                                       ---------------  ---------------
        shareholder's equity. . . . . . . . . . . . . . . . . . . . .           $     1,047,695  $     1,093,315
                                                                                ===============  ===============

    The following is an updated organizational structure of the Company reflecting the above noted transfers between the Company and AFC. It reflects changes to the organization structure of the Company included in page 4 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 1994.

    ORGANIZATIONAL CHART OMITTED HERE. SEE APPENDIX FOR A NARRATIVE OF THE ORGANIZATIONAL CHART.

                  AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)
                            (Thousands of Dollars)


3.   SUPPLEMENTAL DISCLOSURES ABOUT OPERATING CASH FLOWS
     ---------------------------------------------------

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                       --------------------------------------
                                                                             1994                   1993
                                                                       --------------          --------------
     Additional disclosure of operating cash flows:

     Cash paid during the period for:
       Interest . . . . . . . . . . . . . . . . . . . . . . .          $       14,894          $       15,354
                                                                       ==============          ==============
       Income taxes . . . . . . . . . . . . . . . . . . . . .          $          759          $        4,717
                                                                       ==============          ==============

     During the fiscal year ended June 30, 1993, 46 local cooperative affiliates were acquired, and during fiscal 1994, 6 additional local cooperative affiliates were acquired. The total purchase price of $21,700 plus certain liabilities assumed of $15,900 was settled in fiscal 1994 in the form of cash ($5,000) and restricted preferred stock, 6%, $100 par value, ($16,700). This occurred primarily in the first quarter of fiscal 1994 for cash ($4,800) and restricted preferred stock, 6%, $100 par value, ($15,900).

4.  BORROWING ARRANGEMENTS
    ----------------------
     The Company finances its operations and the operations of all its continuing businesses and subsidiaries, except Telmark and Agway Insurance Company, through AFC. Telmark and Agway Insurance
     Company finance themselves through operations or direct borrowings.

     As of September 30, 1994, lines of credit were available to AFC of $105,000 and Telmark of $23,000 compared to $135,000 and $23,000, respectively, in the prior year. The AFC credit facilities are adequate for the Company's current needs and are available through December 31, 1994, with conclusion of longer-term renewal negotiations pending the sale of Curtice Burns, the cash proceeds from which impact the forecasted short-term debt need for the coming year (See Note 6. Subsequent Event). These longer-term renewals are in the final stages of negotiation and are expected to close in December 1994. Telmark's lines of credit expire at various times throughout the fall of 1994. It is management's expectation that appropriate facilities will be in place to meet the ongoing needs of Telmark and the Company.

     Certain of the AFC agreements are collateralized by the Company's accounts receivable and non-petroleum inventories. Amounts which can be drawn under these agreements are limited to a specific calculation based upon the total of certain accounts receivable and non-petroleum inventories ("collateral"). Adequate collateral has existed throughout the fiscal year to meet the ongoing needs of the Company. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific monthly levels of interest coverage and tangible net worth.

5.   COMMITMENTS AND CONTINGENCIES
     -----------------------------
     Environmental
     The Company is subject to a number of governmental regulations concerning environmental matters, either directly, or as a result of the operations of its subsidiaries. The Company expects that it will be required to expend funds to remediate certain sites, including certain Superfund sites and sites with underground fuel storage tanks. In addition, the Company expects that it will incur other expenses associated with environmental compliance.

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)
                        (Thousands of Dollars)

5.   COMMITMENTS AND CONTINGENCIES (continued)
     -----------------------------------------
     Environmental (continued)
     The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of the Company's degree of responsibility of a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates; however, the Company believes that its past experience provides a reasonable basis for estimating its liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time.

     As part of its long-term environmental protection program, the Company spent approximately $5,000 in fiscal 1994 on capital projects. The Company estimates that during fiscal 1995 and 1996 approximately $4,000 per year will be spent on additional capital projects for environmental protection. These estimates recognize the additional capital required to comply with Environmental Protection Agency (EPA) Underground Storage Tank (UST) regulations which become effective in December 1998. Presently, the total cost to comply with the EPA UST regulations is estimated to be approximately $5,000. The total capital requirements may change due to the actual number of USTs actively in use on the effective date.

     Other
     The Company is also subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters for which payment is probable and amounts reasonably estimable. Management believes any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of the Company.

6.   SUBSEQUENT EVENT
     ----------------
     Curtice Burns accepted an offer from Pro-Fac Cooperative Inc. (Pro-Fac) to acquire all outstanding shares of Curtice Burns for $19 per share in cash, and had entered into a definitive merger agreement with Pro-Fac. This agreement closed on November 3, 1994 and the Company received $55,786 in cash proceeds.

     Both Curtice Burns and Hood, combined, are reflected as discontinued operations in the Company's consolidated financial statements. Therefore, since the sale of Hood has not yet closed, and since the terms of the Curtice Burns merger agreement were not significantly different from those estimated, the Company's consolidated financial statements will not be significantly impacted by the disposition of Curtice Burns. There is no impact to the consolidated statement of operations and retained margins. Had this transaction closed as of September 30, 1994, the consolidated balance sheet would have been impacted as follows, which in general reflects the paydown of notes payable, establishment of income taxes payable, deferral of gain on sale, and reduction of net assets of discontinued operations. As a result of the sale of Curtice Burns, approximately $5,000 previously included in paid-in capital, which arose from periodic changes in the Company's percentage of ownership in Curtice Burns, has been eliminated and the effect considered in conjunction with the net assets of discontinued operations.

               AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)
                        (Thousands of Dollars)

6.   SUBSEQUENT EVENT (continued)
     ----------------------------

                                                                    Actual                     Pro Forma
                                                                 September 30,               September 30,
                                                                     1994                         1994
                                                           -----------------------      -----------------------
Current assets    . . . . . . . . . . . . . . . . . .      $               517,858      $               517,858
Other long-term assets. . . . . . . . . . . . . . . .                      609,167                      609,167
Net assets of discontinued operations . . . . . . . .                       85,545                       35,782
                                                           -----------------------      -----------------------
     Total assets . . . . . . . . . . . . . . . . . .      $             1,212,570      $             1,162,807
                                                           =======================      =======================
Notes payable     . . . . . . . . . . . . . . . . . .      $                68,500      $                12,714
Other current liabilities . . . . . . . . . . . . . .                      311,599                      331,912
Long-term liabilities . . . . . . . . . . . . . . . .                      642,080                      632,846
Preferred stock   . . . . . . . . . . . . . . . . . .                       68,932                       68,932
Common stock      . . . . . . . . . . . . . . . . . .                        2,762                        2,762
Paid-in capital   . . . . . . . . . . . . . . . . . .                        6,526                        1,470
Retained margin   . . . . . . . . . . . . . . . . . .                      112,171                      112,171
                                                           -----------------------      -----------------------
     Total liabilities and shareholder's equity . . .      $             1,212,570      $             1,162,807
                                                           =======================      =======================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
- ---------------------
The Company's net sales and revenues and operating results are significantly impacted by seasonal fluctuations due to the nature of its operations and the geographic location of its service area, which is defined primarily as the Northeastern United States. Agriculture and Consumer Group net sales and revenues are traditionally higher in the spring as customers initiate the growing season. Correspondingly, the Company's Energy Group realizes significantly higher net sales and revenues in the winter months due to the cold winter conditions in the Northeast. The Financial Services and Corporate Groups are generally not materially impacted by seasonal fluctuations.

Results by Operating Segment
- ----------------------------
  Increase (Decrease)                                                                     Three Months Ended
                                                                                          -------------------
                                                                                          9/30/94 vs. 9/30/93
                                                                                          -------------------
     Net Sales and Revenues
     ----------------------
        Agriculture & Consumer. . . . . . . . . . . . . . . . . . . . . . . . . . .      $             3,920
        Energy. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    1,767
        Financial Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    1,281
        Corporate Groups. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       73
                                                                                         -------------------
                                                                                         $             7,041
                                                                                         ===================
     Margin (Loss) from Continuing Operations before Income Taxes
     ------------------------------------------------------------
        Agriculture & Consumer. . . . . . . . . . . . . . . . . . . . . . . . . . .      $             1,056
        Energy. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      589
        Financial Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       85
        Corporate Groups. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (1,070)
                                                                                         -------------------
        Operating profit (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .                      660
        Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (306)
                                                                                         -------------------
                                                                                         $               355
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

               AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (continued)
                              (Unaudited)
                        (Thousands of Dollars)


Discontinued Operations
- -----------------------
On March 23, 1993, the Company's Board of Directors authorized management to sell its 34% interest in Curtice Burns Foods, Inc. (Curtice Burns) and 99% interest in H. P. Hood Inc. (Hood).
Management and the Board had specific plans for the divestiture of these operations and expected the divestiture of both investments in fiscal 1994; however, due to unanticipated occurrences, neither transaction was consummated by June 30, 1994. The investment in Curtice Burns has been sold effective November 3, 1994. The investment in Hood is expected to consummate within this fiscal year. Accordingly, these operations are reflected as discontinued operations. The Company's decision to make these sales is part of the overall strategic plan of focusing on its agriculture, consumer, energy, insurance and leasing businesses.

The November 3, 1994 sale of the Company's investment in Curtice
Burns was not significantly different on terms than those previously estimated, and there have been no recent developments regarding the anticipated terms of the sale of Hood that would require recognition of further losses on disposal of these investments.


Curtice Burns
On September 28, 1994, Curtice Burns accepted an offer from Pro-Fac Cooperative Inc. to acquire all outstanding shares of Curtice Burns for $19 per share in cash, and had entered into a definitive merger agreement with Pro-Fac. (See also Item 6. Exhibits and Reports on Form 8-K.)

This agreement closed on November 3, 1994 and the Company received $55,786 in cash proceeds. The financial impact of this sale is disclosed in Note 6 to the financial statements and in Item 5. Other Information.


Hood
During the quarter, negotiations with an investor group, led by the management of Hood in a transaction expected to involve the use of an employee stock ownership plan, continued to progress according to schedule. The investor group is still intact and interested in the acquisition of Hood based on terms being negotiated that are consistent with the current market conditions and financial plans for Hood.


Agriculture & Consumer Group
- ----------------------------
Net sales and revenues for the first quarter of fiscal 1995 of $225,500 increased $3,900 (1.8%) as compared to the corresponding period in the prior fiscal year. Increases in Consumer sales are primarily due to the impact of a marketing program which accelerated power equipment sales into the first quarter. This increase was offset by sales declines in Agriculture feed sales due primarily to price declines in corn and soybean products.

Operating losses for the first quarter of fiscal 1995 of $10,600 decreased $1,100 as compared to the corresponding period in the prior fiscal year. Gross margin percentage for the Group improved from 11.2% in the first quarter of fiscal 1994 to 11.9% in the first quarter of fiscal 1995 due primarily to enhanced pricing of agricultural commodities, primarily in the feed business. This improvement was somewhat offset by declines in gross margin percentage for the Consumer Retail segment due to product mix, and increases in commodity prices on the Country Foods segment. This improvement was partially offset by increases in expense for severance and due to timing of expenditures.

               AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (continued)
                              (Unaudited)
                        (Thousands of Dollars)


Energy Group
- ------------
Energy Group net sales and revenues of $107,300 for the first quarter of fiscal 1995 increased $1,800 (1.7%) as compared to the first quarter of the prior year. Total unit volume (in millions of gallons) for the first quarter increased 1,100 gallons as compared to the corresponding period in the prior year. Volume increases in heating oil and propane, due primarily to an early tank filling program, were offset by a volume decline in diesel, due to plant divestitures and fewer keytrol facilities. Overall average selling price increased slightly versus the prior year, reflecting increased gasoline and diesel prices, offset by declines in heating oil and propane. Service revenues also increased in the first quarter of fiscal 1995 versus 1994 due to an increased emphasis on customer service in the field and a growing customer base.

Net operating losses for the Energy Group of $4,000 for the first quarter of fiscal 1995 were $600 lower than the corresponding period in the prior year, due primarily to improved gross margins offset by increased administrative expenses resulting from higher product taxes. Gross margins improved due to increases in sales volume as well as overall increases in average gross margin per unit of 3.1%.


Financial Services Group
- ------------------------
For segment reporting purposes, the Financial Services Group consists of Telmark Inc., Agway Insurance Company, and Agway General
Agency, Inc.

Net sales and revenues of $17,000 for the Financial Services Group for the first quarter of fiscal 1995 increased $1,300 (8.2%) as compared to the first quarter of the prior year. The increase for the quarter is attributed to Telmark Inc. which increased revenues by $1,500 due to a higher average net investment in leases compared to the first quarter of the previous year. The increased net investment resulted from new business being booked during the past year at a faster rate than the existing business terminated, partially offset by a lease sale of $5,500 in the third quarter of fiscal 1994. Agway General Agency Inc.
revenues declined $200 for the first quarter as compared to the corresponding period in the prior year due to a decline in administrative fees on a declining base of participants in the Agway member group health insurance plan.

Operating profit increased in the first quarter of fiscal 1995 by $100 (4.3%) over the same period in the previous year. Telmark Inc.'s operating margins increased $200 in the first quarter due primarily to the increased size of the lease portfolio generating additional gross margins on a relatively flat expense base. This was offset by a first quarter decline of $100 in operating margins for the Agway Insurance Company due to unfavorable underwriting experience versus the prior year and smaller capital gains on investments.


Corporate Groups
- ----------------
The net sales and revenues of the Corporate Groups represent external revenues generated from the Information Services Department and the elimination of sales and revenues between the operating segments.

The operating profit (loss) of the Corporate Groups represents corporate expenses and other income generated from assets not allocable to segments. The increase in expenses for the first quarter of fiscal 1995 versus 1994 of $1,100 is primarily the effect of early recognition of severance expenses versus salaries normally occurring throughout the year.

               AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (continued)
                              (Unaudited)
                        (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Cash flows from operating activities for the three months ended September 30, 1994 decreased $4,500 to $29,600 as compared to the first three months of fiscal 1994 due primarily to changes in working capital. Net cash utilized in investing activities for the three months ended September 30, 1994 was $27,200 as compared to $15,800 for the same period last year due primarily to increased leasing activity in fiscal 1995 resulting in the use of an additional $10,800 of cash compared to the same period last year. As a result of cash utilized in investing activities, net cash flows used in financing activities was decreased from $19,100 in the first quarter of fiscal 1994 to $2,400 in the first quarter of fiscal 1995. The majority of this change was seen in short-term borrowings, where additional borrowings of $5,700 occurred in the first quarter of fiscal 1995 versus payments of $18,400 in the same period of the prior fiscal year, and increased net redemptions of subordinated debt and preferred stock in the first quarter of the current year versus the same period in the prior year.

The Company finances its operations and the operations of all its continuing businesses and subsidiaries, except Telmark and Agway Insurance Company, through Agway Financial Corporation (AFC).
Telmark and Agway Insurance Company finance themselves through operations or direct borrowing arrangements. Each business unit is financed with a combination of short- and long-term credit facilities as appropriate. External sources of short-term financing for the Company and all its continuing operations include revolving credit lines, letters of credit, and commercial paper programs. Sources of longer-term financing include borrowings from banks and insurance companies, subordinated debt, and capital leases. In addition, Telmark has occasionally sold blocks of its lease portfolio.

As of September 30, 1994, lines of credit were available to AFC of $105,000 and Telmark of $23,000 compared to $135,000 and $23,000, respectively, in the prior year. The AFC credit facilities are adequate for the Company's current needs and are available through December
31, 1994, with conclusion of longer-term renewal negotiations pending the sale of Curtice Burns, the cash proceeds from which impact the forecasted short-term debt need for the coming year. This sale closed on November 3, 1994, and the Company received $55,786 in proceeds
(See also Note 6 to the financial statements and Item 5. Other Information). These longer-term renewals are in the final stages of negotiation and are expected to close in December 1994. Telmark's lines of credit expire at various times throughout the fall of 1994. It is management's expectation that appropriate facilities will be in place to meet the ongoing needs of Telmark and the Company.

Certain of the AFC agreements are collateralized by the Company's accounts receivable and non-petroleum inventories. Amounts which can be drawn under these agreements are limited to a specific calculation based upon the total of certain accounts receivable and non-petroleum inventories ("collateral"). Adequate collateral has existed throughout the fiscal year to meet the ongoing needs of the Company.
In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific monthly levels of interest coverage and tangible net worth.

                        PART II. OTHER INFORMATION
                 AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                        (Thousands of Dollars)


Item 1.  Legal Proceedings
- --------------------------
In November 1991, Agway Petroleum Corporation (APC) notified the
Environmental Protection Agency (EPA) that APC had recently discovered that certain forms that APC's facilities are required to file under the Emergency Planning and Community Rights-To-Know Act
(EPCRA) may not have been filed on time. In August 1994, the EPA filed an Administrative Complaint against APC for violations of EPCRA alleging penalties. A tentative settlement of this matter has been negotiated in which APC and EPA will execute a consent agreement under which APC will pay EPA $100 in cash and agree to undertake certain environmentally beneficial expenditures with a value of $500. The settlement is in the process of being finalized.

In August 1994, the EPA notified Motor Transportation Services, Inc.
(MTS), an inactive, indirect wholly owned subsidiary of the Company, that the EPA has reason to believe that MTS is a potentially responsible party (PRP) under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at the Rosen Site,
Cortland, New York. The EPA requested that MTS and other PRPs participate in the ongoing Remedial Investigation/Feasibility Study (RI/FS) for the Rosen Site. MTS believes that its involvement at the Rosen Site, if any, is minimal and responded appropriately to the EPA's request. In a related matter, other PRPs at the Rosen Site, Cooper Industries, Inc., et al., filed a complaint under CERCLA against the Company, MTS and other alleged PRPs at the Rosen Site in the U. S. District Court, Northern District of New York in June
1992 seeking reimbursement for the cost of the ongoing RI/FS. The Company and MTS believe the relief sought by Cooper Industries, Inc., el al. is unjustified and are contesting the allegations in the lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
On July 1, 1994, the Company's common stockholders were requested to appoint a proxy to elect six nominees to the Company's Board of Directors at the annual stockholders meeting scheduled November 30, 1994.


Item 5.  Other Information
- --------------------------
On September 28, 1994, Curtice Burns accepted an offer from Pro-Fac to acquire all outstanding shares of Curtice Burns for $19 per share in cash, and entered into a definitive merger agreement with Pro-Fac. An 8-K was filed relative to that announcement. On November 2, 1994, Pro-Fac's tender offer for Curtice Burns expired with 6,229,442 shares of Class A and 2,046,997 shares of Class B common stock of Curtice Burns (or approximately 94 percent and 99 percent, respectively, of the total of outstanding shares of Class A and Class B common stock of Curtice Burns) having been validly tendered and not withdrawn. All such tendered shares were accepted for payment by PF Acquisition
Corp., a wholly owned subsidiary of Pro-Fac. On November 3, 1994, Pro-Fac announced that it had completed its acquisition of Curtice Burns and that Curtice Burns has become a wholly owned subsidiary of Pro-Fac. As a result of this transaction, the Company received $55,786 in cash proceeds. As allowed by Item 5 of Form 10-Q, we are incorporating the disclosure required for an Item 2 of Form 8-K - Acquisition or Disposition of Assets in this first quarter 10-Q. See also Footnote 6 to the financial statements.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
For the first quarter of the fiscal year ending June 30, 1995 four reports on Form 8-K were filed. Three reports on Form 8-K related to the sale of one of the Company's significant investments, Curtice Burns. The fourth report on Form 8-K related to a management change within the Company.

The first of these reports dated July 11, 1994 related to certain events regarding the proposed sale of Curtice Burns to Dean Foods Company at a maximum cash price of $20 per share. This proposal was subject to a number of contingencies, including reaching an agreement with Pro-Fac Cooperative, Inc. on various issues related to the Integrated Agreement with Curtice Burns dated June 27, 1992 (the "Integrated Agreement"). Under the terms of the Integrated Agreement, Curtice
Burns and Pro-Fac are required to settle any dispute thereunder by arbitration. On July 11, 1994, Curtice Burns commenced arbitration proceedings against Pro-Fac.

                        PART II. OTHER INFORMATION
               AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                        (Thousands of Dollars)


Item 6.  Exhibits and Reports on Form 8-K (continued)
- -----------------------------------------------------
The second report dated August 2, 1994 covered several issues involving the sale of Curtice Burns. The first issue discussed Curtice Burns' filing a petition on August 2, 1994 in the Supreme Court of New York for an order compelling Pro-Fac to proceed with arbitration proceedings under the Integrated Agreement. The second issue involved Pro-Fac's response and counterdemand for arbitration served on August 4, 1994. The third issue involved two proposals dated August 5, 1994 and August 9, 1994 from Pro-Fac to acquire Curtice Burns for $19 per share in cash. No action was taken by Curtice Burns on either of these proposals due to a number of contingencies involved in the proposals.

The third report dated September 28, 1994 related to the announcement that Curtice Burns had accepted an offer from Pro-Fac to acquire all outstanding shares of Curtice Burns for $19 per share in cash and that Curtice Burns had entered into a definitive merger agreement with Pro-Fac.

The Company also filed a report on Form 8-K dated August 29, 1994, announcing the retirement of Charles F. Saul, president, chief executive officer and general manager effective as of February 1, 1995 and the election of Donald P. Cardarelli to the position of executive vice president and chief operating officer.

No financial statements were filed as a part of these reports.

                        PART II. OTHER INFORMATION
                 AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                          (Thousands of Dollars)



SIGNATURES
- ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         AGWAY INC.
                                            --------------------------------
                                                        (Registrant)




Date   November 11, 1994                            /s/ PETER J. O'NEILL
     -----------------------                --------------------------------
                                                    Peter J. O'Neill
                                                  Senior Vice President
                                              Corporate Finance and Control
                                            (Principal Financial Officer and
                                                 Chief Accounting Officer)

                                APPENDIX




NARRATIVE DESCRIPTION OF ORGANIZATIONAL CHART OMITTED ON PAGE 7
- ---------------------------------------------------------------

The organizational structure of Agway Inc. as of July 1,1994 was as follows:

Agway Inc is the parent company of this organization. The organization consists of these areas: Corporate
Administration, Agriculture, and Other Segments.

Corporate Administration encompasses divisions of Agway
Inc. responsible for financial, legal, corporate and information services, cooperative relations and planning and operations. Also within this group are Agway
Financial Company (AFC), a wholly owned subsidiary of Agway Inc. and Agway Holdings Inc. (AHI), a wholly owned subsidiary of AFC.

Agriculture consists of feed and crops operations. Divisions within Agway Inc. are responsible for feed and crop operations.
Also within the feed and crop operations is Milford Fertilizer
Company, a wholly owned subsidiary of Agway Inc.

Consumer includes country foods and retail/wholesale operations, both of which are divisions of Agway Consumer Products Inc., a wholly owned subsidiary of AHI.

The Other Segments include the energy group, consisting of Agway Petroleum Corporation, a wholly owned subsidiary of AHI; the financial services group consisting of Telmark, Inc., Agway Insurance Company, and Agway
General Agency, Inc., all wholly owned subsidiaries of AHI; and discontinued operations consisting of Curtice
Burns Foods, Inc. and H. P. Hood Inc., both subsidiaries of AHI.