Form 10-Q/A
period 1994-09-30
AGWAY INC
filed 1995-01-27
CIK 2852

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C  20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994
                               ------------------
                                     OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
For the transition period from                     to
                               -------------------     ------------------

Commission file number 2-22791
                       -------

                                  AGWAY INC.*
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                           15-0277720
- -----------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)


333 Butternut Drive, DeWitt, New York                                   13214
- -----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


                                  315-449-6431
- -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                         Outstanding at January 24, 1995
- -------------------------------------        -------------------------------
Common Stock, $25 par value per share                 110,104 shares


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


Agriculture & Consumer Group
- ----------------------------

Net sales and revenues for the first quarter of fiscal 1995 of $225,500 increased $3,900 (1.8%) as compared to the corresponding period in the prior fiscal year. Increases in Consumer sales are primarily due to the impact of a marketing program which increased power equipment sales by approximately $7,700 in the first quarter. Of this increase, $4,000 is an increase in sales, and approximately $3,700 is an acceleration of sales, which last year occurred primarily in the second quarter. This increase was offset by sales declines in Agriculture feed sales due primarily to price declines in corn and soybean products.

Operating losses for the first quarter of fiscal 1995 of $10,600 decreased $1,100 as compared to the corresponding period in the prior fiscal year. Gross margin percentage for the Group improved from 11.2% in the first quarter of fiscal 1994 to 11.9% in the first quarter of fiscal 1995 due primarily to enhanced pricing of agricultural commodities, primarily in the feed business. This improvement was somewhat offset by declines in gross margin percentage for the Consumer Retail segment due to product mix, and increases in commodity prices on the Country Foods segment. This improvement was also partially offset by increases in expense due to reductions in personnel in connection with ongoing efforts to improve profitability, and due to timing of expenditures.

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


The operating profit (loss) of the Corporate Groups represents corporate expenses and other income generated from assets not allocable to segments. The increase in expenses for the first quarter of fiscal 1995 versus 1994 of $1,100 is primarily the effect of recognition of separation expenses for recent executive officer and staff changes versus salaries normally occurring throughout the quarter.

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




                                                         AGWAY INC.
                                                        ------------
                                                        (Registrant)




Date    January 27, 1995                        /s/ PETER J. O'NEILL
     ------------------------              ---------------------------------
                                                    Peter J. O'Neill
                                                  Senior Vice President
                                              Corporate Finance and Control
                                            (Principal Financial Officer and
                                                 Chief Accounting Officer)