Form 10-Q
period 1994-12-31
AGWAY INC
filed 1995-02-14
CIK 2852

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C  20549
                                  FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1994
                               -----------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
For the transition period from                   to
                               -----------------    ----------------
Commission file number 2-22791
                       -------

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
Yes   X    No
     ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Outstanding at January 31, 1995
- -------------------------------------      -------------------------------
Common Stock, $25 par value per share                110,085 shares


* Agway is a taxpaying corporation founded on cooperative principles. Membership is limited to farmers and each may hold only one share of common stock.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   INDEX


                                                                     PAGE NO.
                                                                     --------
PART I.  FINANCIAL INFORMATION
- ------------------------------
  Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of December 31, 1994
  and June 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

  Condensed Consolidated Statements of Operations and Retained Margin
  for the three months and six months ended December 31, 1994 and
  December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

  Condensed Consolidated Cash Flow Statements for the six months ended
  December 31, 1994 and December 31, 1993 . . . . . . . . . . . . . . . . . 5

  Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . 6

  Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .15


PART II.  OTHER INFORMATION
- ---------------------------
  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .19

  Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .19

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .20



  SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

                        PART I.  FINANCIAL INFORMATION
                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Thousands of Dollars)

                                                                               December 31,           June 30,
                                                                                  1994                 1994
                                                                               ------------        ------------
ASSETS                                                                         (Unaudited)          (Note)<F1>
- ------
Current Assets:
     Trade notes and accounts receivable, less allowance for
       doubtful accounts of $15,572 and $15,515, respectively . . . . .      $      202,136              272,925
     Leases receivable, less unearned income of $36,274 and
       $33,209, respectively. . . . . . . . . . . . . . . . . . . . . .              93,968               84,653
     Uncollected insurance premiums . . . . . . . . . . . . . . . . . .              10,124                9,936
     Advances and other receivables . . . . . . . . . . . . . . . . . .              21,303               26,447
     Inventories
       Raw materials. . . . . . . . . . . . . . . . . . . . . . . . . .              23,774               23,292
       Finished goods . . . . . . . . . . . . . . . . . . . . . . . . .             157,437              158,639
       Goods in transit and supplies. . . . . . . . . . . . . . . . . .              24,245               15,857
                                                                             --------------       --------------
       Total inventories. . . . . . . . . . . . . . . . . . . . . . . .             205,456              197,788
     Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .              88,950               92,039
                                                                             --------------       --------------
         Total current assets . . . . . . . . . . . . . . . . . . . . .             621,937              683,788

Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . .              34,923               33,943
Other security investments. . . . . . . . . . . . . . . . . . . . . . .              39,048               38,913
Properties and equipment, net . . . . . . . . . . . . . . . . . . . . .             312,479              318,359
Long-term leases receivable, less unearned income of
  $59,450 and $51,775, respectively . . . . . . . . . . . . . . . . . .             213,736              191,654
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              91,764               91,214
Net assets of discontinued operations . . . . . . . . . . . . . . . . .                   0               48,424
                                                                             --------------       --------------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . .      $    1,313,887       $    1,406,295
                                                                             ==============       ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
     Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      $       52,248       $       77,193
     Current installments of long-term debt and subordinated debt . . .              98,344              117,143
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .             145,214              165,134
     Unearned insurance premiums. . . . . . . . . . . . . . . . . . . .              16,951               16,868
     Other current liabilities. . . . . . . . . . . . . . . . . . . . .             139,131              136,197
                                                                             --------------       --------------
         Total current liabilities. . . . . . . . . . . . . . . . . . .             451,888              512,535

Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             223,868              208,915
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . . . .             364,175              379,835
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .              94,045               94,967
Interest of others in consolidated subsidiaries . . . . . . . . . . . .               6,055                6,217
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . .
Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .              68,824               71,338
Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,755                2,771
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,470                6,371
Retained margin . . . . . . . . . . . . . . . . . . . . . . . . . . . .             100,807              123,346
                                                                             --------------       --------------
         Total liabilities and shareholders' equity . . . . . . . . . .      $    1,313,887       $    1,406,295
                                                                             ==============       ==============

<F1> Note:  The balance sheet at June 30, 1994 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  It has been reclassified to consolidate H. P. Hood (Hood) previously reported as a discontinued operation.

    See accompanying notes to condensed consolidated financial statements.

                       AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED MARGIN
                                   (Unaudited)
                              (Thousands of Dollars)

                                                   Three Months Ended                   Six Months Ended
                                                      December 31,                        December 31,
                                            --------------------------------    --------------------------------
                                                 1994              1993              1994              1993
                                            --------------    --------------    --------------    --------------
Net sales and revenues from:
     Product sales. . . . . . . . . . . .   $      473,802    $      478,729    $      934,723    $      932,850
     Leasing operations . . . . . . . . .            9,924             8,230            19,138            15,957
     Insurance operations . . . . . . . .            6,677             6,982            13,361            13,681
                                            --------------    --------------    --------------    --------------
         Total net sales and revenues . .          490,403           493,941           967,222           962,488
Cost and expenses from:
     Products and plant operations. . . .          431,929           438,368           860,565           863,105
     Leasing operations . . . . . . . . .            4,445             3,580             8,806             7,080
     Insurance operations . . . . . . . .            3,915             4,341             8,373             8,728
     Selling, general and
       administrative activities. . . . .           54,169            49,814           105,535            97,246
                                            --------------    --------------    --------------    --------------
         Total costs and expenses . . . .          494,458           496,103           983,279           976,159

Operating loss. . . . . . . . . . . . . .           (4,055)           (2,162)          (16,057)          (13,671)
Interest expense, net . . . . . . . . . .           (9,083)           (7,695)          (17,672)          (15,861)
Other Hood costs, net . . . . . . . . . .          (10,207)                0           (10,207)                0
Other income (expense), net . . . . . . .            1,874             1,422             2,555             2,163
                                            --------------    --------------    --------------    --------------
Loss from continuing operations
     before income taxes  . . . . . . . .          (21,471)           (8,435)          (41,381)          (27,369)
Income tax benefit. . . . . . . . . . . .            7,251             2,134            14,086             8,895
                                            --------------    --------------    --------------    --------------
Loss from continuing operations . . . . .          (14,220)           (6,301)          (27,295)          (18,474)
Discontinued operations:
  Gain on disposal of Curtice Burns,
  net of tax expense of $19,700. . . .               4,430                 0             4,430                 0
  Adjustment required for reclassification
  of Hood to continuing operations . .                 817               743             2,623             1,135
      Credit from discontinued              --------------    --------------    --------------    --------------
          operations . . . . . . . . .               5,247               743             7,053             1,135
                                            --------------    --------------    --------------    --------------
Net loss. . . . . . . . . . . . . . . . .           (8,973)           (5,558)          (20,242)          (17,339)
Retained Margin:
  Balance at beginning of period . . .             112,171           119,998           123,346           131,787
  Dividends. . . . . . . . . . . . . .              (2,374)           (2,454)           (2,374)           (2,454)
  Equity in unrealized capital gains
     (losses) of insurance companies .                 (17)               (2)               77               (10)
                                            --------------    --------------    --------------    --------------
Balance at end of period. . . . . . . . .   $      100,807    $      111,984    $      100,807    $      111,984
                                            ==============    ==============    ==============    ==============

    See accompanying notes to condensed consolidated financial statements.

                  AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                (Unaudited)
                           (Thousands of Dollars)

                                                                                     Six Months Ended
                                                                                       December 31,
                                                                             -------------------------------
                                                                                  1994              1993
                                                                             --------------    -------------
Net cash flows provided by operating activities . . . . . . . . . . . .      $       42,426    $      39,436

Cash flows (used in) provided by investing activities:
     Purchases of property, plant and equipment . . . . . . . . . . . .             (17,340)         (14,401)
     Cash paid for acquisitions . . . . . . . . . . . . . . . . . . . .                   0           (4,985)
     Proceeds from disposal of businesses and property, plant and
         equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .               4,329            5,079
     Leases originated. . . . . . . . . . . . . . . . . . . . . . . . .             (80,115)         (61,148)
     Leases repaid. . . . . . . . . . . . . . . . . . . . . . . . . . .              45,524           45,125
     Proceeds from sale of marketable securities. . . . . . . . . . . .                 715          (19,450)
     Purchases of marketable securities . . . . . . . . . . . . . . . .              (1,618)          19,442
     Proceeds from sale of discontinued operations. . . . . . . . . . .              55,786                0
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (135)          (1,105)
     Net changes in net assets of discontinued operations . . . . . . .                   0              325
                                                                             --------------    -------------
Net cash flows provided by (used in) investing activities . . . . . . .               7,146          (31,118)
Cash flows (used in) provided by financing activities:
     Net change in short-term borrowings. . . . . . . . . . . . . . . .             (24,945)         (25,800)
     Proceeds from long-term debt . . . . . . . . . . . . . . . . . . .              36,205           59,475
     Repayment of long-term debt. . . . . . . . . . . . . . . . . . . .             (39,238)         (55,939)
     Proceeds from sale of subordinated debt. . . . . . . . . . . . . .              31,894           19,560
     Maturity and redemption of subordinated debt . . . . . . . . . . .             (47,611)          (5,985)
     Proceeds from sale of stock. . . . . . . . . . . . . . . . . . . .                   6            1,857
     Redemption of stock. . . . . . . . . . . . . . . . . . . . . . . .              (2,536)            (348)
     Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . .              (2,589)          (2,057)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (758)            (556)
                                                                             --------------    -------------
Net cash flows used in financing activities . . . . . . . . . . . . . .             (49,572)          (9,793)
                                                                             --------------    -------------
Net decrease in cash and equivalents. . . . . . . . . . . . . . . . . .                   0           (1,475)
Cash and equivalents at beginning of period . . . . . . . . . . . . . .                   0            1,475
                                                                             --------------    -------------
Cash and equivalents at end of period . . . . . . . . . . . . . . . . .      $            0    $           0
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

                  AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                           (Thousands of Dollars)


1.   BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ended June 30, 1995 due, among other reasons, to the seasonal nature of certain major segments of the Company's business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1994.

     Certain reclassifications have been made to conform prior year financial statements with the current year presentation. These reclassifications had no effect on the shareholders' equity of the Company. Subsequent to the close of the second quarter of fiscal 1995, Agway determined that Hood should no longer be classified as a discontinued operation and has reclassified Hood to continuing operations for all periods presented (see also Note 6 to the financial statements).

2.   AGWAY FINANCIAL CORPORATION
     Agway Financial Corporation (AFC) is a wholly owned subsidiary of the Company whose principal business activity is securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for the Company, its sole stockholder, and AFC's sole wholly owned subsidiary, Agway Holdings Inc.
     (AHI), and AHI's subsidiaries, for general corporate purposes. The payment of principal and interest on this debt is absolutely and unconditionally guaranteed by the Company. In an exemptive relief granted by the Securities and Exchange Commission, AFC, as a separate company, is not required to file periodic reports with respect to these debt securities provided the 1934 Act reports of the Company contain summarized financial information concerning
     AFC.

     On July 1, 1994, (i) certain subsidiaries of AFC (Seedway Inc., Allied Seed Cooperative Inc., and Pro-Lawn Products Inc.) were transferred to and merged into Agway Inc., and (ii) certain operating divisions of Agway Inc. (Retail/Wholesale Operations) were transferred to AFC and merged together with the Country Foods operations into Agway Consumer Products Inc., formerly Agway
     Country Foods, Inc. The prior year financial statements have been restated to give retroactive effect to these changes in reporting entities.

     Summarized financial information for AFC and Consolidated
     Subsidiaries is as follows:

                                                   Three Months Ended                    Six Months Ended
                                                       December 31,                        December 31,
                                            --------------------------------    --------------------------------
                                                   1994             1993               1994             1993
                                            ---------------   --------------    ---------------   --------------
    Net sales and revenues. . . . . . . . . $       401,831   $      394,436    $       779,501   $      779,874
    Operating margin. . . . . . . . . . . .          11,488           15,230             18,005           20,101
    Loss from continuing operations . . . .         (10,641)          (6,353)           (17,897)         (18,944)
    Net loss. . . . . . . . . . . . . . . .          (5,394)          (5,610)           (10,844)         (17,809)

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                            (Thousands of Dollars)


2.   AGWAY FINANCIAL CORPORATION (continued)
     ---------------------------------------

                                                                                                    Reclassified
                                                                                   December 31,       June 30,
                                                                                       1994             1994
                                                                                ---------------  ---------------
     Current assets . . . . . . . . . . . . . . . . . . . . . . . . .           $       593,665  $       656,290
     Properties and equipment, net. . . . . . . . . . . . . . . . . .                   230,536          233,287
     Noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . .                   311,088          290,201
     Net assets of discontinued operations. . . . . . . . . . . . . .                         0           48,424
                                                                                ---------------   --------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .           $     1,135,289   $    1,228,202
                                                                                ===============   ==============
     Current liabilities. . . . . . . . . . . . . . . . . . . . . . .           $       321,754   $      392,809
     Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .                   220,764          205,579
     Subordinated debt. . . . . . . . . . . . . . . . . . . . . . . .                   364,175          379,835
     Noncurrent liabilities . . . . . . . . . . . . . . . . . . . . .                    29,708           35,424
     Shareholder's equity . . . . . . . . . . . . . . . . . . . . . .                   198,888          214,555
     Total liabilities and                                                      ---------------   --------------
        shareholder's equity. . . . . . . . . . . . . . . . . . . . .           $     1,135,289   $    1,228,202
                                                                                ===============   ==============
3.   SUPPLEMENTAL DISCLOSURES ABOUT OPERATING CASH FLOWS
     ---------------------------------------------------
                                                                                         Six Months Ended
                                                                                           December 31,
                                                                                --------------------------------
                                                                                       1994             1993
     Additional disclosure of operating cash flows:                             ---------------   --------------
     Cash paid during the period for:
          Interest. . . . . . . . . . . . . . . . . . . . . . . . . .           $        23,640   $       20,375
                                                                                ===============   ==============
          Income taxes. . . . . . . . . . . . . . . . . . . . . . . .           $         2,154   $        6,756
                                                                                ===============   ==============

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

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)
                         (Thousands of Dollars)


4.   BORROWING ARRANGEMENTS
     ----------------------
     As of December 31, 1994, short-term borrowing availability to AFC of $125,000, Telmark of $24,000 and Hood of $33,000 is compared to $135,000, $23,000 and $33,000, respectively, in the prior year. Long-term and subordinated debt outstanding amounted to:

                             Agway & AFC               Telmark                Hood                  Total
                       ----------------------  ----------------------  ------------------  ----------------------
                          12/94       6/94        12/94       6/94        12/94      6/94     12/94       6/94
                       ----------  ----------  ----------  ----------  --------  --------  ----------  ----------
Long-term debt         $   27,759  $   33,524  $  222,578  $  219,489  $ 37,460  $ 38,574  $  287,797  $  291,587
Currently payable          14,581      14,424      41,622      62,022     7,726     6,226      63,929      82,672
                       ----------  ----------  ----------  ----------  --------  --------  ----------  ----------
Net long-term debt     $   13,178  $   19,100  $  180,956  $  157,467  $ 29,734  $ 32,348  $  223,868  $  208,915
                       ==========  ==========  ==========  ==========  ========  ========  ==========  ==========

Subordinated debt      $  386,606  $  403,432  $    5,310  $    3,712  $  6,674  $  7,162  $  398,590  $  414,306
Currently payable          34,415      34,471           0           0         0         0      34,415      34,471
                       ----------  ----------  ----------  ----------  --------  --------  ----------  ----------
Net long-term debt     $  352,191  $  368,961  $    5,310  $    3,712  $  6,674  $  7,162  $  364,175  $  379,835
                       ==========  ==========  ==========  ==========  ========  ========  ==========  ==========

     In addition, as of December 31, 1994, Telmark has a committed term loan credit of $125,000 available to be borrowed through November 30, 1995, of which $90,000 is outstanding as of December 31, 1994. Hood has available from its bank a committed term loan facility of up to $10,000 under specified conditions which may be borrowed against at any time prior to June 1995. No borrowings have been made against this $10,000 line and any that are made would be due for repayment by October 31, 1995 and would be guaranteed by Agway.

     The AFC short-term lines are available through October 31, 1995.
     These AFC short-term lines of credit and $10,000 of AFC long-term bank debt are collateralized by the Company's accounts receivable and non-petroleum inventories. Amounts which can be drawn under the AFC short-term agreements are limited to a specific calculation based upon the total of certain accounts receivable and non-petroleum inventories ("collateral"). Adequate collateral has existed throughout the fiscal year to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible net worth. These covenants were set giving consideration to Hood as a discontinued operation. No covenant violations existed as of December 31, 1994. Unless covenant requirements are amended or waived, the Company anticipates future covenant violations based upon the current credit agreement covenant requirements and the change in circumstances with Hood as described in Note 6. The Company has had preliminary discussions with its lenders and expects covenant amendments or waivers will be negotiated to make appropriate and adequate financing available under these facilities given the change in circumstances.

     The Hood short-term credit facility is used to supply letters of credit as well as short-term financing. Letters of credit of $12,027 were outstanding at December 31, 1994. In anticipation of the sale of Hood, the availability of short-term financing for Hood was not extended for a long period of time, and accordingly, the current facility expires on February 28, 1995. Due to the change in circumstances regarding the sale of Hood, the Company and Hood are working with their financial institution to extend and renegotiate the financing at adequate levels and for appropriate periods of time.
     No covenant violations existed as of December 31, 1994. Unless covenant requirements are amended or waived, the Company anticipates future covenant violations based upon the current credit agreement covenant requirements and the change in circumstances with Hood as described in Note 6.

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

     The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of the Company's degree of responsibility of a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates; however, the Company believes that its past experience provides a reasonable basis for estimating its liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies, changes in legal requirements or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time.

     As part of its long-term environmental protection program, the Company spent approximately $5,000 in fiscal 1994 on capital projects. The Company estimates that during fiscal 1995 and 1996 approximately $4,000 per year will be spent on additional capital projects for environmental protection. These estimates recognize the additional capital required to comply with Environmental Protection Agency (EPA) Underground Storage Tank (UST) regulations which become effective in December 1998. Presently, the total cost to comply with the EPA UST regulations is estimated to be approximately $5,000. The total capital requirements may change due to, amongst other things, the actual number of USTs actively in use on the effective date.

     Other
     The Company is also subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The
     Company has established accruals for matters for which payment is probable and amounts reasonably estimable. Management believes any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of the Company.


6.   DISCONTINUED OPERATIONS
     -----------------------
     On March 23, 1993, the Company's Board of Directors authorized management to sell its 34% interest in Curtice Burns Foods, Inc. (Curtice Burns) and 99% interest in Hood, the major investments in Agway's food group segment.

     Curtice Burns
     Curtice Burns accepted an offer from Pro-Fac Cooperative Inc. (Pro-
     Fac) to acquire all outstanding shares of Curtice Burns for $19 per share in cash, and entered into a definitive merger agreement with Pro-Fac. This agreement closed on November 3, 1994 and the Company received cash proceeds of $55,786.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)
                           (Thousands of Dollars)


6.   DISCONTINUED OPERATIONS (continued)
     -----------------------------------
     Curtice Burns (continued)
     The effect of disposal of Curtice Burns versus the original estimate is as follows:

                                                                            November 3, 1994      June 30, 1994
                                                                            ---------------    ----------------
     Operating loss from measurement date to November 3
          and June 30, 1994, including tax expense of
          $12,200 and $11,500, respectively <F1>. . . . . . . . . . . .    $       (17,300)    $       (17,500)

     Estimated operating income (loss) from July 1, 1994
          through plan disposal date, including tax expense
          of $0 and $200, respectively. . . . . . . . . . . . . . . . .                  0                (200)
                                                                           ---------------     ---------------
     Total operating losses during phaseout period, net of tax expense             (17,300)            (17,700)
     Actual/expected gain, including tax expense of $7,500
          and $9,400, respectively. . . . . . . . . . . . . . . . . .               21,730              19,600
     Gain on disposal, net of tax expense of $19,700 and $21,100,          ---------------     ---------------
          respectively <F2> . . . . . . . . . . . . . . . . . . . . . .    $         4,430     $         1,900
                                                                           ===============     ===============

     <F1> Includes a pre-tax restructuring charge of $9,700 for Curtice Burns, which occurred in the fourth quarter of fiscal 1993, for exiting the meat snacks business, closure of the Hiland potato chip business and certain staff reductions.  In addition, tax expense relating to the operating loss from the measurement date includes $9,200 for taxes on the undistributed margins of Curtice Burns as of the measurement date.

     <F2> The $4,430 net after tax gain exceeded the $1,900 gain estimated as of June 30, 1994.  The net operating results from June 1994 through date of close exceeded June estimates by $400, and the gain on disposal, net of taxes, exceeded June estimates by $2,100 primarily due to a $1,900 reduction in anticipated state taxes.  Taxes of $16,700 (which include the $9,200 tax on undistributed margins) are currently payable on the pre-tax gain of $29,230.

     Hood
     As of November 1994, the sale of Hood was anticipated to close shortly in a sale to a Hood management led buyout group, the terms of which had been generally agreed to by Agway and the management buyout group in a transaction which included a complex financing structure. A delay ensued. Based on changed business conditions and financial markets during this prolonged negotiation, on January 24, 1995, Agway and the management buyout group mutually concluded to cease the pursuit of this sale transaction.

     Agway is actively pursuing alternative buyers for Hood. Under these circumstances, while Agway is still actively interested in the sale of Hood and while such a sale could be consummated in the near future, Agway is no longer able to estimate with reasonable certainty whether a sale will occur within the next year and, accordingly, has reclassified Hood to continuing operations for financial reporting purposes.

                     AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)
                             (Thousands of Dollars)

6.   DISCONTINUED OPERATIONS (continued)
     -----------------------------------
     Hood (continued)
     Financial information with respect to Hood previously reported as discontinued as of June 30, 1993, June 30, 1994 and December 31, 1994 and for the periods then ended:

                                                    December 31, 1994      June 30, 1994         June 30, 1993
                                                  -------------------   -------------------   -------------------
     Total assets . . . . . . . . . . . . . . .   $           159,700   $           164,300   $           162,400
     Total liabilities. . . . . . . . . . . . .   $           126,500   $           128,800   $           118,400
                                                        Six Months            Fiscal Year           Fiscal Year
                                                           Ended                 Ended                 Ended
                                                    December 31, 1994       June 30, 1994         June 30, 1993
                                                  -------------------   -------------------   -------------------
     Revenues . . . . . . . . . . . . . . . . .   $           252,800   $           493,000   $           559,500
     Operating profits. . . . . . . . . . . . .   $               800   $            (3,300)  $             3,000

     Total assets of Hood consist primarily of accounts receivable, inventories and properties and equipment, net.
     Total liabilities consist primarily of notes payable, long-term debt and accounts payable. The following table details the major components of Hood debt.

                                                    December 31, 1994       June 30, 1994         June 30, 1993
                                                  -------------------   -------------------   -------------------
     Note payable <F1>. . . . . . . . . . . . .   $            12,800   $            14,400   $             2,700
                                                  ===================   ===================   ===================
     Long-term debt
         Bank loan <F2> . . . . . . . . . . . .   $            26,100   $            27,000   $            30,200
         Senior lender <F3> . . . . . . . . . .                 9,300                 9,600                13,200
         6% income debentures, interest
         cumulative due 1996-2004 . . . . . . .                   500                   500                   500
         7.5% subordinated debentures
             due 2001 <F4>. . . . . . . . . . .                 6,700                 6,700                 6,700
     Other long-term debt . . . . . . . . . . .                 1,500                 1,900                 2,100
                                                  -------------------   -------------------   -------------------
                                                               44,100                45,700                52,700
     Less current portion . . . . . . . . . . .                 7,700                 6,200                11,100
                                                  -------------------   -------------------   -------------------
                                                  $            36,400   $            39,500   $            41,600
                                                  ===================   ===================   ===================

    <F1> Hood has a $33,000 credit facility with a bank, which is collateralized by all of the assets of Hood and supports both Hood's working capital and letters of credit needs.  Outstanding letters of credit, which may comprise up to $25,000 of the total facility, were $12,027 at December 31, 1994.
    <F2> Borrowings from the bank consist of a term loan due through June 1, 1996, which is collateralized by all of the assets of Hood, and an unsecured note assigned by Agway, which is due through fiscal 2001.  The bank requires Hood to comply with certain financial, operating and other covenants.
    <F3> Long-term debt due a senior lender at December 31, 1994 is evidenced by four notes due through May
         31, 1998 collateralized by certain property, plant and equipment of Hood (this senior lender's interests are generally subordinate to those of the bank); and a unsecured note for $600.  Hood has available from its bank a committed term loan facility of up to $10,000 under specified conditions which may be borrowed against at any time prior to June 1995.  No borrowings have been made against this $10,000 line and any that are made would be due for repayment by October 31, 1995 and would be guaranteed by Agway.


                    PART I.  FINANCIAL INFORMATION (continued)
                     AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)
                           (Thousands of Dollars)

6.   DISCONTINUED OPERATIONS (continued)
- ----------------------------------------
     Hood (continued)

    <F4> In addition to its outstanding debt, Hood has $7.3 million of preferred stock outstanding, which is included on the consolidated balance sheet as interest of others in consolidated subsidiaries.  The indentures related to the 7.5% subordinated debentures require certain levels of common equity be maintained in Hood before dividends can be paid to preferred and common shareholders or before Hood can redeem such stock.  Earnings in recent periods have been insufficient to maintain the necessary common equity and have precluded payments of preferred and common dividends.  Hood has been precluded from paying dividends by these provisions since the quarter ended March 1994.  Dividends for preferred stock are cumulative, and unpaid dividends at December 31, 1994 amounted to $448.  When unpaid dividends on certain of these preferred shares accumulate to an amount equal to eight quarters of unpaid dividends, holders of such preferred stock have a right, if they so choose, to elect 25% of the members of the Hood Board of Directors.

     As previously discussed, the financial statements have been reclassified to reflect Hood as a continuing operation. A reconciliation to margin (loss) from continuing operations as previously reported follows:

                                                        Six Months            Fiscal Year           Fiscal Year
                                                           Ended                 Ended                 Ended
                                                     December 31, 1994       June 30, 1994         June 30, 1993
                                                   -------------------   -------------------   ------------------
     Impact of reclassification of loss from
     discontinued operations to margin
     (loss) from continuing operations:

     Deferred interest expense. . . . . . . . .    $              (891)  $            (1,783)  $           (2,248)
     Transaction costs and allowance. . . . . .                (15,884)
     Pre-tax margin (loss) from
         segment operations . . . . . . . . . .                  2,178                (7,681)              (6,231)
     Pre-tax loss from continuing                  -------------------   -------------------   ------------------
         operations . . . . . . . . . . . . . .                (14,597)               (9,464)              (8,479)
     Income tax benefit . . . . . . . . . . . .                  5,031                 3,086                6,970
                                                   -------------------   -------------------   ------------------
     Loss from continuing operations. . . . . .                 (9,566)               (6,378)              (1,509)
     Original balance - margin (loss)
         from continuing operations . . . . . .                (17,729)                  696               25,727
     Reclassified balance - margin (loss)          -------------------   -------------------   ------------------
         from continuing operations . . . . . .    $           (27,295)  $            (5,682)  $           24,218
                                                   ===================   ===================   ==================
     A reconciliation to margin (loss) from discontinued operations as previously reported follows:

                                                                               June 1994             June 1993
                                                                         -------------------   ------------------
     Original balance - loss from discontinued operations . . . . . . .  $            (4,000)  $           (5,977)
     Reclassification of Hood losses to continuing operations . . . . .                6,378                1,509
     Reclassified balance - credit (loss) from                           -------------------   ------------------
         discontinued operations. . . . . . . . . . . . . . . . . . . .  $             2,378   $           (4,468)
                                                                         ===================   ==================

     The net loss relating to Hood from July 1992 to March 23, 1993 was $6,510, which was reflected in the $5,977 net loss from discontinued operations through the measurement date as previously reported for the year ended June 30, 1994. This included $5,454 of losses related to the operations and sale of the cheese manufacturing division of Hood business offset by a $1,799 gain on the sale of a segment of Hood's fluid milk business.

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)
                         (Thousands of Dollars)

6.   DISCONTINUED OPERATIONS (continued)
     -----------------------------------
     Hood (continued)
     The net margin (loss) and deferred expenses relating to Hood were $5,001, $(6,378) and $(9,566) for the year ended June 30, 1993, year ended June 30, 1994 and six months ended December 31, 1994, respectively. This incurred margin (loss) in relation to Hood includes deferred interest expense, actual Hood losses and a tax benefit representing the book/tax difference in the basis of Hood, for all periods. Additionally, in December 1994, the other Hood pre-tax costs of $10,207 include $15,884 pre-tax loss for transaction costs incurred in connection with these past sales efforts and for pre-tax impairment allowance with respect to the ultimate sale of its investment in Hood, net of a $5,677 gain on curtailment of a Hood defined benefit pension plan as described in Note 7.

     The actual results of operations for Hood differed from that originally projected due to a significant downturn in the Northeast dairy market which adversely impacted Hood operating results. This downturn caused a $12,600 reduction in Agway's estimated net after tax realization from the sale of Hood which was recognized in the $4,000 net loss from discontinued operations in June 1994. This revaluation was based primarily upon negotiations for the sale of Hood which reflected the market downturn.

7.   RETIREMENT BENEFITS
     -------------------
     Postretirement Benefits
     In October 1994, the Company elected to amend the existing program for providing postretirement health care benefits (OPEB) effective January 1, 1995. The plan amendment establishes a separate and distinct insured medical program for retirees aged 65 or over, caps the Company's contributions to retirees aged 65 or over and modifies coverage for active employees and retirees under age 65. As a result of this amendment, the liability for this plan was remeasured on October 1, 1994. Due to increasing market rates of interest, the discount rate assumption was increased from 8% to 8.5% at the remeasurement date.

     These amendments have resulted in reducing the net periodic OPEB costs in 1995 and prospectively. This reduction of costs in the second quarter and for the fiscal year ending June 30, 1995, totals approximately $600 and $2,000, respectively.

     The plan amendment and discount rate assumption change resulted in a decrease of the accumulated postretirement benefit obligation for health insurance by approximately $15,000 and $3,000, respectively. The accumulated postretirement benefit obligation for health insurance as of the remeasurement date totaled $33,300.

     Hood Curtailment Gain
     The Hood pension plan (the "Plan") covers substantially all its employees and provides defined benefits based on years of credited service, average compensation (as defined) and social security benefits. The administrative committee of Hood approved, effective December 31, 1994, to freeze the benefit accruals under the Plan. As a result, Hood recognized a curtailment gain of $5,677 as of December 31, 1994.

8.   RESTRUCTURING RESERVES
     ----------------------
     The following schedule details the restructuring reserves to complete the project and their intended purposes as well as the actual activity through the six-month period ended December 31, 1994:

                     AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)
                            (Thousands of Dollars)

8.   RESTRUCTURING RESERVES (continued)
     ----------------------------------

                                                              Proceeds           Reductions
                                                                         -----------------------
                                              Balance at       Sale of     Divested       Costs     Balance at
Restructuring Reserve:                          6/30/94        Assets       Assets      Incurred      12/31/94
                                           --------------    ---------   ----------    ---------    ----------
Personnel Reductions
- --------------------
Severance and early retirement program     $        2,502                              $     433    $   2,069
                                           --------------    ---------    ---------    ---------    ----------
TOTAL PERSONNEL                            <F3>     2,502                                    433        2,069

Plant, Store, & Business Divestitures
Proceeds on sale of assets                 <F4>    (6,349)   $   3,598                                 (2,751)
Net book value of assets to be divested    <F4>    11,527                 $   3,196                     8,331
Cost of divestiture <F1>                   <F5>     3,295                                  1,121        2,174
                                           --------------    ---------    ---------    ---------    ----------
(Gain) loss on divestiture                          8,473        3,598        3,196        1,121        7,754
Incremental environmental costs            <F6>     5,906                                    693        5,213
                                           --------------    ---------    ---------    ---------    ----------
TOTAL PLANT, STORE & BUSINESS                      14,379        3,598        3,196        1,814       12,967

Other Costs
Consulting fees                                     1,329                                    924          405
Contract buyouts and other costs <F2>               1,042                                    492          550
                                           --------------    ---------    ---------    ---------    ----------
TOTAL OTHER                                <F7>     2,371                                  1,416          955

TOTAL RESTRUCTURING                        $       19,252    $   3,598    $   3,196    $   3,663    $  15,991
                                           ==============    =========    =========    =========    ==========

<F1> Includes demolition, asset transfer costs, and commissions on real estate transactions.
<F2> Includes amounts of relocation, debt restructuring costs, legal fees, and other costs.

<F3> Represents anticipated severance costs expected to result from planned business process improvements.
     The detail design and implementation of certain of the business process improvements has and will take longer than originally anticipated which has delayed the occurrence of these costs which are expected cash outlays over the next year and one-half.

<F4> Represents certain assets identified for disposition as part of the original restructuring plan which have yet to be sold or closed.  Efforts to sell them and complete the shutdowns are ongoing.  Ultimate disposition will depend upon successful negotiations with willing buyers for remaining properties.

<F5> Cost of divestitures includes shutdown cost in connection with the closing and sale of remaining locations.
     Ultimate disposition will depend upon successful negotiations with willing buyers for remaining properties.

<F6> Included in the costs related to business divestitures are environmental remediation costs identified during this process of asset sales primarily related to real estate assets retained on energy business sold.  These are anticipated cash outlays and will be considered for expenditure as part of our ongoing programs regarding environmental remediation and are expected to be expended over the next four and one-half years.

<F7> Other expenses include $1.3 million of consulting fees which are cash outlays expected to be paid in the fiscal year ending June 1995.  An additional $700 thousand of cash expense is expected to be paid over the next two years related to contractual obligations for which there is no future value due to the sale of related facilities.

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)
                               (Unaudited)
                         (Thousands of Dollars)

RESULTS OF OPERATIONS
- ---------------------
The Company's net sales and revenues and operating results are significantly impacted by seasonal fluctuations due to the nature of its operations and the geographic location of its service area, which is defined primarily as the Northeastern United States. Agriculture and Consumer Group net sales and revenues are traditionally higher in the spring as customers acquire products to initiate the growing season. Correspondingly, the Company's Energy Group realizes significantly higher net sales and revenues in the winter months due to the cold winter conditions in the Northeast. The Financial Services and Corporate
Groups are generally not materially impacted by seasonal fluctuations.

Results by Operating Segment
- ----------------------------
  Increase (Decrease)                                            Three Months Ended        Six Months Ended
                                                                ---------------------    ---------------------
                                                                12/31/94 vs. 12/31/93    12/31/94 vs. 12/31/93
  Net Sales and Revenues                                        ---------------------    ---------------------
  ----------------------
        Agriculture & Consumer. . . . . . . . . . . . . . .     $            (1,670)     $             2,250
        Energy. . . . . . . . . . . . . . . . . . . . . . .                  (8,937)                  (7,170)
        Financial Services. . . . . . . . . . . . . . . . .                   1,024                    2,305
        Food Group. . . . . . . . . . . . . . . . . . . . .                   5,825                    7,032
        Corporate Groups. . . . . . . . . . . . . . . . . .                     220                      317
                                                                --------------------     --------------------
                                                                $            (3,538)     $             4,734
                                                                ====================     ====================
     Margin (Loss) from Continuing Operations before Income Taxes
     ------------------------------------------------------------
        Agriculture & Consumer. . . . . . . . . . . . . . .     $             4,276      $             5,332
        Energy. . . . . . . . . . . . . . . . . . . . . . .                  (5,227)                  (4,638)
        Financial Services. . . . . . . . . . . . . . . . .                      92                      346
        Food Good . . . . . . . . . . . . . . . . . . . . .                      13                   (1,187)
        Corporate Groups. . . . . . . . . . . . . . . . . .                 (10,802)                 (12,054)
                                                                --------------------     --------------------
        Operating profit (loss) . . . . . . . . . . . . . .                 (11,648)                 (12,201)
        Interest expense, net . . . . . . . . . . . . . . .                  (1,388)                  (1,811)
                                                                --------------------     --------------------
                                                                $           (13,036)     $           (14,012)
                                                                ====================     ====================

Parenthetical numbers in the following narrative have been rounded to the nearest hundred thousand.

Discontinued Operations
- -----------------------
On March 23, 1993, the Company's Board of Directors authorized management to sell its 34% interest in Curtice Burns Foods, Inc. (Curtice Burns) and 99% interest in H.P. Hood, Inc. (Hood), the major investments in Agway's food group segment. The investment in Curtice Burns was sold effective November 3, 1994, as previously discussed in
Note 6 to the financial statements and in Agway's 10-Q filing for the quarter ended September 30, 1994.

Agway has been in actual negotiations with a Hood management-led buyout group for some time. Based on changed business conditions and capital markets and based on the status of the discussions regarding this transaction, on January 24, 1995, it was mutually agreed by Agway and the buyers that this transaction would no longer be pursued. Agway has decided to actively pursue alternative buyers for Hood. Under these circumstances, while Agway is still actively interested in the sale of Hood and while such a sale could be consummated in the near future, Agway is no longer able to estimate with reasonable certainty whether a sale will occur within the next year and, accordingly, has reclassified Hood from discontinued operations to continuing operations for financial reporting purposes. The effect of this decision is included in Note 6 to the financial statements.

               AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)
                               (Unaudited)
                         (Thousands of Dollars)

Agriculture & Consumer Group
- ----------------------------
Net sales and revenues for the second quarter of fiscal 1995 of $208,600 and for the six months to date of $434,100 decreased $1,700 (.8%) and increased $2,250 (.5%), respectively, as compared to the corresponding period in the prior fiscal year. The decrease in the quarter and the increase for the six-month period were the result of several offsetting factors in the Agriculture & Consumer Group. The increase in consumer franchise dealers, increased volume in sales of winter-related items and farm fertilizers from rising market prices provided net sales and revenue increases. These increases were offset by lower birdseed sales due to the mild, early winter, competitive pricing in the Group's produce repackaging business and lower feed sales in corn and soybean products as a result of the bumper crop harvested this past fall.

Operating losses for the second quarter of fiscal 1995 of $10,900 and for the six months to date of $21,440 decreased $4,300 (28%) and $5,300 (20%), respectively, as compared to the corresponding period in the prior fiscal year. Gross margin percentage for the Group improved from 9.1% to 12.5% in the second quarter and from 10.2% to 12.2% in the six-month period as compared to the prior year.

Increased margins in Agriculture are mainly the result of improved price management within the feed operations, earlier sales of dry fertilizers due to rising market prices and a longer season from favorable weather conditions in the crops operations, and growth in high-margin products in the turf operations. The Consumer retail stores contributed to the improved margins through increased volume in sales of snow throwers, ice melter supplies and other winter-related products.

Energy Group
- ------------
Energy segment net sales and revenues of $138,000 for the second quarter declined $9,000 (6%) as compared to the second quarter of the prior year. Fiscal 1995 year-to-date net sales and revenues of $245,200 declined $7,200 (3%) as compared to the same period in the prior year.
The decrease for the quarter and year to date is primarily attributable to volume decreases from a warmer November and December than in the previous year as well as from locations divested since the prior year.

Total unit volume (in millions of gallons) for the quarter and year to date had a net decrease of 10.3 (7%) and 9.2 (3%) gallons, respectively, as compared to the corresponding periods in the prior year. The decreases were principally due to lower retail fuel oil sales. Overall, average selling price increased slightly over the prior year as the result of increased gasoline prices offset by declines in diesel fuel, heating oils and propane.

The second quarter and six-month period operating margins reflected the significant reduction in volume by declining $5,200 (55%) and $4,600 (96%), respectively, as compared to the prior year.

Financial Services Group
- ------------------------
For segment reporting purposes, the Financial Services Group consists of Telmark Inc., Agway Insurance Company and Agway General
Agency, Inc.

Net sales and revenues of $17,700 for the Financial Services Group for the second quarter increased $1,000 (6%) as compared to the second quarter of the prior year. Fiscal 1995 year-to-date net sales and revenues of $34,700 increased $2,300 (7%) as compared to the same period in the prior year. The increase for the quarter and year to date is primarily attributed to Telmark, which had increases of $1,600 (19%) and $3,100 (13%), respectively, due to a higher net investment in leases as compared to the prior year. Agway General Agency and Insurance Company revenues declined by $600 (34%) and $800 (27%) due to smaller amounts of income on investments and increases in operating expenses which partially offset Telmark's increase.

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)
                               (Unaudited)
                         (Thousands of Dollars)


Financial Services Group (continued)
- ------------------------------------
Operating margins improved in the second quarter of fiscal 1995 by $90 (3%) and increased $350 (7%) for the six-month period ended December
31 as compared to the same period in the prior year. Telmark's operating margin improved in the second quarter of fiscal 1995 by $230 (13%) and increased $430 (13%) for the six-month period as compared to the same period in the prior year. The increase is due primarily to Telmark's higher average net investment and higher revenue rates. However, increases in prevailing interest and lease rates in the marketplace are offset by higher interest expense from a larger average net investment and higher average borrowing rates. Operating margins for the Agway Insurance Company decreased $200 and $300 for the quarter and six-month period as compared to the same period in the prior year due to smaller amounts of income on investments and increases in operating expenses partially offset by favorable underwriting experience.

Food Group
- ----------
For segment reporting purposes, the Food Group consists of Agway
Inc.'s wholly owned subsidiary Hood, a manufacturer, distributor and marketer of dairy and dairy-related products to the retail and food service industries throughout the Northeast. The Food Group net sales increased $5,800 (5%) and $7,000 (3%) over the three- and six-month periods ended December 31 versus the prior year. In the three-month period, sales increases in the manufacturing products group (MPG) and ice cream were partially offset by a decrease in the dairy group. For the year-to-date period, sales increases in MPG were offset by decreases from the other groups. The biggest contributing factor to the MPG sales increase is the continuing growth of its extended shelf life business.

Operating margins increased in the second quarter $13 (2%) but decreased for the six-month period $1,200 (145%). The increased margins for the second quarter resulted from improved MPG results offset by the dairy and ice cream group. MPG improved margins were a direct result of the growth in extended shelf life business. The ice cream group profitability dropped despite increase in net sales due to an increase in operating costs and a change in product mix to lower margin products. For the six-month period, decreases in both the dairy and ice cream groups more than offset increases in MPG. In the ice cream group, product mix, higher marketing costs from promotional efforts and slightly higher distribution costs have resulted in a decline in margins while the dairy group has experienced certain price concessions as well as promotional costs that have driven their margin down.

Corporate Groups
- ----------------
The net sales and revenues of the Corporate Groups of $200 and $300 for the quarter and six-month period represent external revenues generated from the Information Services Department and the elimination of sales and revenues between the operating segments.

The operating loss of $10,800 and $12,000 for the three and six months ended December 31, 1994 for the Corporate Groups represents corporate expenses and other income generated from assets not allocable to segments. It also includes a $10,200 provision for other Hood costs, including transaction costs incurred in connection with past sales efforts and an impairment allowance with respect to the ultimate sale of its investment in Hood, net of a gain on curtailment of a Hood defined benefit pension plan (see Notes 6 and 7 to the financial statements).

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)
                               (Unaudited)
                         (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Cash flows from operating activities for the six months ended December 31, 1994 increased $3,000 to $42,400 as compared to the first six months of fiscal 1994 due primarily to changes in working capital. Net cash provided by investing activities for the six months ended December 31, 1994 was $7,100 as compared to net cash utilized of $31,100 for the same period last year and was due primarily to proceeds from the sale of discontinued operations (Curtice Burns) of $56,000 offset by increased leasing activity in fiscal 1995 resulting in the use of an additional $19,000 of cash for this activity compared to the same period last year. The net cash flows used in financing activities increased from $9,800 in the second quarter of fiscal 1994 to $49,600 in the second quarter of fiscal 1995. The majority of this change was seen in long-term debt, where net repayment of $3,000 occurred in the second quarter of fiscal 1995 versus net proceeds of $3,500 in the same period of the prior fiscal year, and increased net redemptions of subordinated debt, where net redemptions totalled $15,700 in the second quarter of fiscal 1995 versus net proceeds of $13,600 from such debt in the same period of the prior fiscal year due primarily to a scheduled redemption in fiscal 1995 of $34,000.

The Company finances its operations and the operations of all its continuing businesses and subsidiaries, except Telmark, Agway Insurance Company and Hood, through Agway Financial Corporation (AFC).
Telmark, Agway Insurance Company and Hood finance themselves through operations or direct borrowing arrangements. Each is financed with a combination of short- and long-term credit facilities as appropriate. External sources of short-term financing for the Company and all its continuing operations include revolving credit lines, letters of credit, and commercial paper programs. Sources of longer-term financing include borrowings from banks and insurance companies, subordinated debt and capital leases. In addition, Telmark has occasionally sold blocks of its lease portfolio.

The AFC short-term lines are available through October 1995.  These
AFC short-term lines of credit and $10,000 of AFC long-term debt are collateralized by the Company's accounts receivable and non-petroleum inventories. Amounts which can be drawn under the AFC short-term agreements are limited to a specific calculation based upon the total of certain accounts receivable and non-petroleum inventories ("collateral"). Adequate collateral has existed throughout the fiscal year to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible net worth. These covenants were set giving consideration to Hood as a discontinued operation. No covenant violations existed as of December 31, 1994. Unless covenant requirements are amended or waived, the Company anticipates future covenant violations based upon the current credit agreement covenant requirements and the change in circumstances with Hood as described in Note 6. The Company has had preliminary discussions with its lenders and expects covenant amendments or waivers will be negotiated to make appropriate and adequate financing available under these facilities given the change in circumstances.

The Hood short-term credit facility is used to supply letters of credit as well as short-term financing. Letters of credit of $12,027 were outstanding at December 31, 1994. In anticipation of the sale of Hood, the availability of short-term financing for Hood was not extended for a long period of time, and accordingly, the current facility expires on February 28, 1995. Due to the change in circumstances regarding the sale of Hood, the Company and Hood are working with their financial institution to extend and renegotiate the financing at adequate levels and for appropriate periods of time. No covenant violations existed as of December 31, 1994. Unless covenant requirements are amended or waived, the Company anticipates future covenant violations based upon the current credit agreement covenant requirements and the change in circumstances with Hood as described in Note 6.

                        PART II. OTHER INFORMATION
                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                         (Thousands of Dollars)

Item 1.  Legal Proceedings
- --------------------------
In February 1988, Agway leased a feed mill located in Woodridge, New
York from Inter-County Farmers Cooperative Association, Inc. Agway manufactured horse, poultry, and dairy feed at the feed mill. In early July 1989, due to a mechanical malfunction, some horse feed manufactured at the feed mill was contaminated with Monensin, a feed medication used with poultry and dairy feed but which is harmful to horses. Agway immediately recalled the contaminated horse feed and contacted regulatory agencies, including the United States Food and Drug Administration (FDA). As a result of eating the contaminated horse feed, a number of horses located in the State of New Jersey died or were damaged. As of June 30, 1994, all but one of the claims made by owners of the affected horses have been settled. The pending lawsuit is John Kolkowski, et al. v. Agway Inc., et al., filed on July 3, 1990 in Supreme Court of the State of New York for Westchester County. The lawsuit includes claims for money damages. It is currently scheduled for trial on March 27, 1995. Settlement negotiations are ongoing. The FDA conducted an investigation of the incident and referred the matter to the U.S. Department of Justice (DOJ) to consider institution of criminal proceedings. Agway has had an opportunity to present its views to the DOJ on why criminal proceedings should not be instituted and the DOJ and FDA discussed with Agway resolution of issues resulting from the FDA investigation. Agway believes the pending lawsuit and the FDA investigation will be satisfactorily resolved and any adjustments will not be material in relation to the consolidated financial position of Agway.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
The Company held its annual meeting of shareholders on November 30, 1994, at which a quorum was present in person or by proxy. The following Directors were elected to three-year terms through December 1997:


                           Nominee                  In Favor      Opposed
                  -----------------------           --------      -------
                  Gary K. Van Slyke                  66,215        3,765
                  Vyron M. Chapman                   66,215        3,765
                  Ralph H. Heffner                   66,215        3,765
                  Edwin C. Whitehead                 66,215        3,765
                  Christian F. Wolff, Jr.            66,215        3,765
                  Frederick A. Hough                 66,215        3,765


Eligible additional votes totaling 20,373 were not received at the time of the annual meeting and are not included as either votes in favor or opposed. Additionally, these 20,373 eligible additional votes may be considered abstentions and were not included for purposes of determining a quorum at the annual meeting.

The following is a list of directors whose terms as Directors continued after the Annual Meeting:

                  Ralph H. Heffner                   - Chairman of the
                                                       Board and Director
                  Charles C. Brosius                 - Vice Chairman of
                                                       the Board and Director
                  Vyron M. Chapman                   - Director
                  Peter D. Hanks                     - Director
                  Frederick A. Hough                 - Director
                  Stephen P. James                   - Director
                  Robert L. Marshman                 - Director
                  Samuel F. Minor                    - Director
                  Donald E. Pease                    - Director
                  John H. Ross                       - Director
                  Carl D. Smith                      - Director
                  Thomas E. Smith                    - Director
                  John H. Talmage                    - Director
                  Gary K. Van Slyke                  - Director
                  Joel L. Wenger                     - Director
                  Edwin C. Whitehead                 - Director
                  Christian F. Wolff, Jr.            - Director
                  William W. Young                   - Director

               AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                         (Thousands of Dollars)


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
There were no reports on Form 8-K required to be filed during the second quarter ended December 31, 1994. However, there were two
Form 8-Ks filed in January 1995.

The first report was filed on January 13, 1995, announcing the appointment of Donald P. Cardarelli as chief executive officer and general manager of Agway Inc. Since August 1994, Cardarelli has managed the farmer-owned cooperative as executive vice president and chief operating officer.

On January 27, 1995, a second Form 8-K was filed to describe recent developments surrounding the sale of the Company's 99% interest in Hood in that the Company was no longer able to estimate with reasonable certainty whether a sale will occur within the next year and therefore reclassified Hood from discontinued operations to continuing operations.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              AGWAY INC.
                           ---------------------------------------------
                                             (Registrant)




Date   February 14, 1995                 /s/ PETER J. O'NEILL
     -------------------    ---------------------------------------------
                                             Peter J. O'Neill
                                           Senior Vice President
                                      Corporate Finance and Control
                                    (Principal Financial Officer and
                                       Chief Accounting Officer)