Form 10-Q
period 1995-03-31
AGWAY INC
filed 1995-05-15
CIK 2852

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C  20549
                                  FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995
                               --------------
                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
For the transition period from                 to
                               ---------------    -----------------------
Commission file number 2-22791
                       -------

                                  AGWAY INC.*
- -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                          15-0277720
- ----------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)


333 Butternut Drive, DeWitt, New York                                  13214
- ----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                 315-449-6431
- ----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                            Outstanding at April 30, 1995
- -------------------------------------          -----------------------------
Common Stock, $25 par value per share                   109,272 shares

* Agway is a taxpaying corporation founded on cooperative principles. Membership is limited to farmers and each may hold only one share of common stock.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                    INDEX

                                                                                                            PAGE NO.
                                                                                                            --------
PART I.  FINANCIAL INFORMATION
- -------  ---------------------
         Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 1995 and June 30, 1994 . . . . . . . . . . . . . .  3

         Condensed Consolidated Statements of Operations and Retained Margin for the three months and nine months ended March 31, 1995 and March 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . .  4

         Condensed Consolidated Cash Flow Statements for the nine months ended March 31, 1995 and March 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .  6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . 12


PART II.  OTHER INFORMATION

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

         Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

         Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17


                        PART I.  FINANCIAL INFORMATION
                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)

                                                                                 March 31,            June 30,
                                                                                  1995                 1994
                                                                               -----------          -----------
ASSETS                                                                         (Unaudited)            (Note)
- ------
Current Assets:
     Trade notes and accounts receivable, less allowance for
       doubtful accounts of $14,966 and $15,515, respectively . . . . .      $      179,769       $      272,925
     Leases receivable, less unearned income of $37,418 and
       $33,209, respectively. . . . . . . . . . . . . . . . . . . . . .              85,165               84,653
     Uncollected insurance premiums . . . . . . . . . . . . . . . . . .              10,045                9,936
     Advances and other receivables . . . . . . . . . . . . . . . . . .              18,690               26,447
     Inventories
       Raw materials. . . . . . . . . . . . . . . . . . . . . . . . . .              25,751               23,292
       Finished goods . . . . . . . . . . . . . . . . . . . . . . . . .             207,558              158,639
       Goods in transit and supplies. . . . . . . . . . . . . . . . . .              25,845               15,857
                                                                             --------------       --------------
       Total inventories. . . . . . . . . . . . . . . . . . . . . . . .             259,154              197,788
     Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .              83,636               92,039
                                                                             --------------       --------------
         Total current assets . . . . . . . . . . . . . . . . . . . . .             636,459              683,788

Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . .              35,350               33,943
Other security investments. . . . . . . . . . . . . . . . . . . . . . .              41,554               38,913
Properties and equipment, net . . . . . . . . . . . . . . . . . . . . .             309,658              318,359
Long-term leases receivable, less unearned income of
  $61,369 and $51,775, respectively . . . . . . . . . . . . . . . . . .             228,754              191,654
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              93,439               91,214
Net assets of discontinued operations . . . . . . . . . . . . . . . . .                   0               48,424
                                                                             --------------       --------------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . .      $    1,345,214       $    1,406,295
                                                                             ==============       ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
     Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      $       85,323       $       77,193
     Current installments of long-term debt and subordinated debt . . .              98,314              117,143
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .             145,354              165,134
     Unearned insurance premiums. . . . . . . . . . . . . . . . . . . .              17,007               16,868
     Other current liabilities. . . . . . . . . . . . . . . . . . . . .             137,328              136,197
                                                                             --------------       --------------
         Total current liabilities. . . . . . . . . . . . . . . . . . .             483,326              512,535

Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             214,623              208,915
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . . . .             375,199              379,835
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .              95,687               94,967
Interest of others in consolidated subsidiaries . . . . . . . . . . . .               6,055                6,217
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . .
Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .              66,523               71,338
Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,734                2,771
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,470                6,371
Retained margin . . . . . . . . . . . . . . . . . . . . . . . . . . . .              99,597              123,346
                                                                             --------------       --------------
         Total liabilities and shareholders' equity . . . . . . . . . .      $    1,345,214       $    1,406,295
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED MARGIN
                                 (Unaudited)
                            (Thousands of Dollars)

                                                   Three Months Ended                   Nine Months Ended
                                                         March                              March 31,
                                            --------------------------------    --------------------------------
                                                 1995              1994              1995              1994
Net sales and revenues from:                --------------    --------------    --------------    --------------
     Product sales. . . . . . . . . . . .   $      472,520    $      543,574    $    1,407,243    $    1,476,423
     Leasing operations . . . . . . . . .           10,288             8,778            29,427            24,735
     Insurance operations . . . . . . . .            6,571             6,682            19,932            20,363
                                            --------------    --------------    --------------    --------------
         Total net sales and revenues . .          489,379           559,034         1,456,602         1,521,521

Cost and expenses from:
     Products and plant operations. . . .          424,839           486,688         1,285,403         1,349,793
     Leasing operations . . . . . . . . .            4,027             2,507            12,834             9,587
     Insurance operations . . . . . . . .            3,967             4,762            12,340            13,490
     Selling, general and
       administrative activities. . . . .           54,562            52,086           160,096           149,332
     Restructuring credit . . . . . . . .           (1,279)                             (1,279)
                                            ---------------   --------------    ---------------   --------------
         Total costs and expenses . . . .          486,116           546,043         1,469,394         1,522,202

Operating margin (loss) . . . . . . . . .            3,263            12,991           (12,792)             (681)
Interest expense, net . . . . . . . . . .            9,293             8,380            26,967            24,240
Other Hood costs, net . . . . . . . . . .                0                 0           (10,207)                0
Other income, net . . . . . . . . . . . .            5,966             1,239             8,520             3,402
Margin (loss) from continuing operations    ---------------   --------------    ---------------   ---------------
     before income taxes  . . . . . . . .              (64)            5,850           (41,446)          (21,519)
Income tax benefit (expense). . . . . . .           (1,280)           (5,157)           12,806             3,737
Margin (loss) from continuing
     operations . . . . . . . . . . . . .           (1,344)              693           (28,640)          (17,782)

Discontinued operations:

     Gain on disposal of Curtice Burns,
     net of tax expense of $19,700. . . .                0                 0             4,430                 0
     Adjustment required for reclassifica-
     tion of Hood to continuing operations               0             3,682             2,623             4,818
         Credit from discontinued           ---------------   --------------    --------------    --------------
             operations . . . . . . . . .                0             3,682             7,053             4,818
                                            ---------------   --------------    ---------------   ---------------
Net gain (loss) . . . . . . . . . . . . .           (1,344)            4,375           (21,587)          (12,964)

Retained Margin:
     Balance at beginning of period . . .          100,806           111,983           123,346           131,786
     Dividends. . . . . . . . . . . . . .                0                (2)           (2,374)           (2,456)
     Equity in unrealized capital gains
     (losses) of insurance companies. . .              135               (27)              212               (37)
                                            --------------    ---------------   --------------    ---------------
Balance at end of period. . . . . . . . .   $       99,597    $      116,329    $       99,597    $      116,329
                                            ==============    ===============   ==============    ===============

     See accompanying notes to condensed consolidated financial statements.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                (Unaudited)
                           (Thousands of Dollars)

                                                                                       Nine Months Ended
                                                                                         March 31,
                                                                              ------------------------------
                                                                                  1995              1994
                                                                              -------------    -------------

Net cash flows provided by operating activities . . . . . . . . . . . .      $       30,243    $      17,592

Cash flows (used in) provided by investing activities:
     Purchases of property, plant and equipment . . . . . . . . . . . .             (26,412)         (23,898)
     Cash paid for acquisitions . . . . . . . . . . . . . . . . . . . .                   0           (5,044)
     Proceeds from disposal of businesses and property, plant and
         equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .               5,563           10,346
     Leases originated. . . . . . . . . . . . . . . . . . . . . . . . .            (119,640)         (96,339)
     Leases repaid. . . . . . . . . . . . . . . . . . . . . . . . . . .              77,741           67,634
     Proceeds from sale of marketable securities. . . . . . . . . . . .               1,023           19,764
     Purchases of marketable securities . . . . . . . . . . . . . . . .              (2,218)         (20,901)
     Proceeds from sale of discontinued operations. . . . . . . . . . .              55,786                0
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (2,640)           3,764
     Net changes in net assets of discontinued operations . . . . . . .                   0              503
                                                                               -------------      ------------
Net cash flows used in investing activities . . . . . . . . . . . . . .             (10,797)         (44,171)
Cash flows (used in) provided by financing activities:
     Net change in short-term borrowings. . . . . . . . . . . . . . . .               8,130           21,425
     Proceeds from long-term debt . . . . . . . . . . . . . . . . . . .              44,640           59,475
     Repayment of long-term debt. . . . . . . . . . . . . . . . . . . .             (56,830)         (78,064)
     Proceeds from sale of subordinated debt. . . . . . . . . . . . . .              60,933           36,892
     Maturity and redemption of subordinated debt . . . . . . . . . . .             (65,248)         (10,113)
     Proceeds from sale of stock. . . . . . . . . . . . . . . . . . . .                  14            1,879
     Redemption of stock. . . . . . . . . . . . . . . . . . . . . . . .              (4,867)            (573)
     Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . .              (4,963)          (4,512)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,255)          (1,305)
                                                                               -------------       ----------
Net cash flows (used in) provided by financing activities . . . . . . .             (19,446)          25,104
                                                                               -------------       ----------

Net decrease in cash and equivalents. . . . . . . . . . . . . . . . . .                   0           (1,475)
Cash and equivalents at beginning of period . . . . . . . . . . . . . .                   0            1,475
                                                                               -------------       ----------

Cash and equivalents at end of period . . . . . . . . . . . . . . . . .      $            0    $           0
                                                                               =============       ==========











       See accompanying notes to condensed consolidated financial statements.

                 AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                         (Thousands of Dollars)


1.   BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1995 due, among other reasons, to the seasonal nature of certain major segments of the Company's business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1994, and on Form 10-Q for the quarters ended September 30 and December
     31, 1994.

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

     On July 1, 1994, (i) certain subsidiaries of AFC (Seedway Inc., Allied Seed Cooperative Inc., and Pro-Lawn Products Inc.) were transferred to and merged into Agway Inc., and (ii) certain operating divisions of Agway Inc. (Retail/Wholesale Operations) were transferred to AFC and merged together with the Country
     Foods operations into Agway Consumer Products Inc., formerly
     Agway Country Foods, Inc.  Additionally, as of December 31,
     1994, H. P. Hood, which was previously reported as a discontinued operation, has been included as a continuing operation. The prior year financial statements have been restated to give retroactive effect to these changes in reporting entities.

     Summarized financial information for AFC and Consolidated
     Subsidiaries is as follows:

                                                   Three Months Ended                    Nine Months Ended
                                                         March 31,                           March 31,
                                                   -------------------                   ------------------
                                                   1995             1994               1995             1994
                                              --------------    -------------     --------------   --------------
    Net sales and revenues. . . . . . . . . $       392,619   $      451,118     $    1,172,121   $    1,231,992
    Operating margin. . . . . . . . . . . .          19,174           30,664             37,179           50,765
    Loss from continuing operations . . . .            (886)            (143)           (18,783)         (19,087)
    Net margin (loss) . . . . . . . . . . .            (886)           3,538            (11,729)         (14,271)

                             AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                            (Unaudited)
                                      (Thousands of Dollars)


2.   AGWAY FINANCIAL CORPORATION (continued)
     ---------------------------------------

                                                                                                      Restated
                                                                                     March 31,        June 30,
                                                                                       1995             1994
                                                                                ----------------  ---------------
     Current assets . . . . . . . . . . . . . . . . . . . . . . . . .           $       599,957   $      656,290
     Properties and equipment, net. . . . . . . . . . . . . . . . . .                   229,841          233,287
     Noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . .                   327,827          290,201
     Net assets of discontinued operations. . . . . . . . . . . . . .                         0           48,424
                                                                                ----------------  ---------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .           $     1,157,625   $    1,228,202
                                                                                ================  ===============

     Current liabilities. . . . . . . . . . . . . . . . . . . . . . .           $       343,753   $      392,809
     Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .                   211,918          205,579
     Subordinated debt. . . . . . . . . . . . . . . . . . . . . . . .                   375,199          379,835
     Noncurrent liabilities . . . . . . . . . . . . . . . . . . . . .                    28,618           35,424
     Shareholder's equity . . . . . . . . . . . . . . . . . . . . . .                   198,137          214,555
                                                                                ----------------   --------------
     Total liabilities and
        shareholder's equity. . . . . . . . . . . . . . . . . . . . .           $     1,157,625   $    1,228,202
                                                                                ================  ===============

3.   SUPPLEMENTAL DISCLOSURES ABOUT OPERATING CASH FLOWS
     ---------------------------------------------------
                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                                --------------------------------
                                                                                       1995             1994
                                                                                ---------------   --------------
     Additional disclosure of operating cash flows:
     Cash paid during the period for:
          Interest. . . . . . . . . . . . . . . . . . . . . . . . . .           $        39,205   $       37,425
                                                                                ================  ===============
          Income taxes. . . . . . . . . . . . . . . . . . . . . . . .           $         7,699   $        9,494
                                                                                ================  ===============

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)
                         (Thousands of Dollars)


4.   BORROWING ARRANGEMENTS
     ----------------------
     As of March 31, 1995, short-term borrowing availability to AFC of $65,000, Telmark of $24,000 and Hood of $33,000 is compared to $76,250, $23,000 and $23,000, respectively, in the prior year. Long-term and subordinated debt outstanding amounted to:

                             Agway & AFC               Telmark                Hood                  Total
                       ----------------------   ---------------------  ------------------- ----------------------
                          3/95        6/94        3/95        6/94         3/95      6/94     3/95        6/94
                       ----------  ----------  ----------  ----------  --------- --------  ----------  ----------
Long-term debt         $   20,702  $   33,524  $  219,466  $  219,489  $ 33,426  $ 38,574  $  278,144  $  291,587
Currently payable          11,807      14,424      39,622      62,022     8,497     6,226      63,521      82,672
                       ----------  ----------- ----------- ----------- --------- --------- ----------- -----------
Net long-term debt     $    8,895  $   19,100  $  179,844  $  157,467  $ 24,929  $ 32,348  $  214,623  $  208,915
                       ==========  =========== =========== =========== ========= ========= =========== ===========

Subordinated debt      $  395,811  $  403,432  $    7,448  $    3,712  $  6,733  $  7,162  $  409,992  $  414,306
Currently payable          34,793      34,471           0           0         0         0      34,793      34,471
                       ----------  ----------- ----------- ----------- --------- --------- ----------- -----------
Net long-term debt     $  361,018  $  368,961  $    7,448  $    3,712  $  6,733  $  7,162  $  375,199  $  379,835
                       ==========  =========== =========== =========== ========= ========= =========== ===========

     In addition, as of March 31, 1995, Telmark has a committed term loan credit of $125,000 available to be borrowed through November 30, 1995, of which $90,100 is outstanding as of March 31, 1995. Hood has available from its bank a committed term loan facility of up to $10,000 under specified conditions which may be borrowed against at any time prior to June 1995. No borrowings have been made against this $10,000 line and any that are made would be due for repayment by November 1, 1996 and would be guaranteed by Agway.

     The AFC short-term lines are available through October 31, 1995. These AFC short-term lines of credit and $8,000 of AFC long-term bank debt are collateralized by the Company's accounts receivable and non-petroleum inventories. Amounts which can be drawn under the AFC short-term agreements are limited to a specific calculation based upon the total of certain accounts receivable and non-petroleum inventories ("collateral"). Adequate collateral has existed throughout the fiscal year to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible net worth. These covenants were originally set giving consideration to Hood as a discontinued operation; however, Hood was reclassified to continuing operations in the quarter ended December 31, 1994.
     With this change in circumstances, unless covenant requirements are amended or waived, the Company anticipates future covenant violations may occur based upon the current credit agreement covenant requirements. The Company has ongoing discussions with its lenders and expects covenant amendments or waivers will be negotiated to continue the appropriate and adequate financing currently available under these facilities.

     Telmark borrows under its short-term line of credit agreements from time to time to fund its operations. Short-term lines serve as interim financing between the issuances of long-term debt. The current line of credit agreements with various banks permit Telmark to borrow up to $24,000 on an unsecured basis with interest paid quarterly and/or upon maturity, of which $20,000 is formally committed and $4,000 is uncommitted. The lines bear interest at money market variable rates. As of March 31, 1995, the Company had no borrowings against these lines.

     These lines of credit are renewed annually usually in the fall. The $20,000 line of credit has been renewed through November 30, 1995. The $4,000 line of credit has been renewed through December 31, 1995. The Company believes it has sufficient lines of credit in place to meet interim funding needs.

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)
                         (Thousands of Dollars)

4.   BORROWING ARRANGEMENTS (continued)
     ----------------------------------
     The Hood short-term credit facility is used to supply letters of credit as well as short-term financing. Letters of credit of $12,527 were outstanding at March 31, 1995. The short-term credit facility expires on August 1, 1995. The Company has ongoing discussions with the lenders to Hood and expects to negotiate a continuation of the appropriate and adequate current financing available to Hood.

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

     Severance Costs
     In the Company's continuing efforts to better focus on its service to members and customers and to improve future profitability, the Company has made, and is in the process of making, certain management changes. The Company's chief operating officer, who was appointed to chief executive officer in January 1995, has spearheaded these changes in management structure and personnel, as well as the elimination of positions either through elimination of work or the reorganization of work processes.

     All severance and related costs associated with personnel decisions made prior to April 1, 1995, have been paid or accrued in the financial statements as of March 31, 1995, and on a year-to-date basis total $4,900. Subsequent to March 1995, the Company has made further decisions to refine its Agriculture & Consumer and Corporate staff at an estimated additional severance cost of $800, and Hood has announced that fluid milk production in Hood's
     Boston, Massachusetts, plant will begin the process of being transferred to Hood's plants in Portland, Maine, and Agawam, Massachusetts. The severance costs associated with this announcement at Hood are estimated to be $1,100. The severance costs associated with decisions made in April 1995 will be recorded in the Company's fourth quarter results.

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)
                         (Thousands of Dollars)


5.   COMMITMENTS AND CONTINGENCIES (continued)
     -----------------------------------------
     Other
     The Company is also subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The
     Company has established accruals for matters for which payment is probable and amounts reasonably estimable. Management believes any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of the Company.


6.   RESTRUCTURING RESERVES
     ----------------------
     In June 1992, the Company established a $75 million reserve for the estimated net cost to complete a significant restructuring of the Company planned at that time. Periodically, management has reviewed its original estimates and has made revisions due to changes in circumstances as the restructuring plan evolved. For the quarter ended March 31, 1995, the overall net change in estimate reflects income of $1,300. The following schedule details the remaining reserves to complete the restructuring project and their intended purposes, as well as the actual activity for the nine-month period ended March 31, 1995:

                                               Balance    Proceeds         Reductions          Change      Balance
                                                                      --------------------
                                                 at        Sale of    Divested      Costs        in          at
Restructuring Reserve:                         6/30/94     Assets      Assets     Incurred     Estimate    3/31/95
                                           ------------  -----------  ---------   ----------  ----------  ----------
Personnel Reductions
- --------------------
Severance and early retirement program     $     2,502                           $     392   $  (2,110)  $       0
                                           ------------  ----------   ---------   ---------   ---------   ----------
TOTAL PERSONNEL                            (A)   2,502                                 392      (2,110)          0

Plant, Store & Business Divestitures
- ------------------------------------
Proceeds on sale of assets                 (B)  (6,349)  $   4,273                               1,679        (397)
Net book value of assets to be divested    (B)  11,527               $   5,083                  (2,710)      3,734
Cost of divestiture <F1>                   (C)   3,295                               2,366       1,382       2,311
                                           ------------  ----------  ----------   ----------   --------   ----------
Loss on divestiture                              8,473       4,273       5,083       2,366         351       5,648
Incremental environmental costs            (D)   5,906                               2,598         928       4,236
                                           ------------  ----------  ----------   ----------   --------   ----------
TOTAL PLANT, STORE & BUSINESS                   14,379       4,273       5,083       4,964       1,279       9,884

Other Costs
- -----------
Consulting fees                                  1,329                               1,229        (100)          0
Contract buyouts and other costs <F2>            1,042                                 694        (348)          0
                                           ------------  ----------  ----------  ----------  ----------  ----------
TOTAL OTHER                                (E)   2,371                               1,923        (448)          0

TOTAL RESTRUCTURING                        $    19,252   $   4,273   $   5,083   $   7,279   $  (1,279)  $   9,884
                                           ============  ==========  ==========  ==========  ==========  ==========

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

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)
                         (Thousands of Dollars)


6.   RESTRUCTURING RESERVES (continued)
     ----------------------------------

(A) During the quarter ended March 31, 1995, the Company completed a review of the planned technological improvement for data warehouse, customer management and supply chain management and concluded that the anticipated future cost of these improvements was excessive for the benefits expected to be achieved. This review was terminated in the third quarter. As a result, the employee reductions and related severance originally expected from implementation of this technology will not be realized, and the corresponding restructuring reserve has been eliminated.


(B) Represents certain assets identified for disposition as part of the original restructuring plan which have yet to be sold or closed. Efforts to sell the assets and complete the shutdowns are ongoing. Ultimate disposition will depend upon successful negotiations with willing buyers for remaining properties. During the third quarter of 1995, it was determined that certain anticipated proceeds from the sale of fixed assets would be less than originally estimated and the disposal of certain assets would not occur. Therefore, the reserve estimates for these items have been adjusted to reflect these facts.


(C)  Cost of divestitures includes shutdown costs in connection with the
     closing and sale of remaining locations.   Ultimate disposition will
     depend upon successful negotiations with willing buyers for remaining properties. As operational shutdowns are completed, additional costs are expected to be incurred in excess of the original estimations. As a result, an increase to this component of the restructuring reserve was required.


(D) Included in the costs related to business divestitures are environmental remediation costs identified during the process of asset sales and primarily relates to real estate assets retained on energy business sold. These anticipated cash outlays will be part of our ongoing programs regarding environmental remediation and are expected to be incurred over the next four years. The change in estimate reflects larger anticipated costs associated with the environmental remediation.


(E) As a result of the termination of certain planned technological improvements noted under Item (A), future consulting costs have been eliminated. Additionally, contract buyouts and other costs have been concluded.

              AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
                           (Unaudited)
                       (Thousands of Dollars)


RESULTS OF OPERATIONS
- ---------------------
The Company's net sales and revenues and operating results are significantly impacted by seasonal fluctuations due to the nature of its operations and the geographic location of its service area, which is defined primarily as the Northeastern United States. Agriculture and Consumer Group net sales and revenues are traditionally higher in the spring as customers acquire products to initiate the growing season. Correspondingly, the Company's Energy Group realizes significantly higher net sales and revenues in the winter months due to the cold winter conditions. The Financial Services and Corporate Groups are generally not materially impacted by seasonal fluctuations.

Results by Operating Segment
- ----------------------------
  Increase (Decrease)
                                                                 Three Months Ended        Nine Months Ended
                                                                 -------------------      -------------------
                                                                 3/31/95 vs. 3/31/94      3/31/95 vs. 3/31/94
                                                                 -------------------      -------------------
  Net Sales and Revenues
        Agriculture & Consumer. . . . . . . . . . . . . . .     $           (26,327)     $           (24,077)
        Energy. . . . . . . . . . . . . . . . . . . . . . .                 (37,500)                 (44,670)
        Financial Services. . . . . . . . . . . . . . . . .                   1,443                    3,748
        Food . . .  . . . . . . . . . . . . . . . . . . . .                  (7,486)                    (454)
        Corporate . . . . . . . . . . . . . . . . . . . . .                     215                      534
                                                                --------------------     --------------------
                                                                $           (69,655)     $           (64,919)
                                                                ====================     ====================

     Margin (Loss) from Continuing Operations before Income Taxes
     ------------------------------------------------------------
        Agriculture & Consumer. . . . . . . . . . . . . . .     $            (1,489)     $             3,843
        Energy. . . . . . . . . . . . . . . . . . . . . . .                  (9,370)                 (14,008)
        Financial Services. . . . . . . . . . . . . . . . .                     665                    1,011
        Food. . . . . . . . . . . . . . . . . . . . . . . .                    (563)                  (1,750)
        Corporate . . . . . . . . . . . . . . . . . . . . .                   5,756                   (6,297)
                                                                --------------------     --------------------
        Operating profit (loss) . . . . . . . . . . . . . .                  (5,001)                 (17,201)
        Interest expense, net . . . . . . . . . . . . . . .                    (913)                  (2,726)
                                                                --------------------     --------------------
                                                                $            (5,914)     $           (19,927)
                                                                ====================     ====================

Parenthetical numbers in the following narrative have been rounded to the nearest hundred thousand.


In the Company's continuing efforts to better focus on its service to members and customers and to improve future profitability, the Company has made, and is in the process of making, certain management changes. The Company's chief operating officer, who was appointed to chief executive officer in January 1995, has spearheaded these changes in management structure and personnel, as well as the elimination of positions either through elimination of work or the reorganization of work processes, which have resulted in a year-to-date cost of $4,900. This has been particularly true in the Agriculture & Consumer Group and the Corporate Group, where the Company has incurred severance costs of $2,500 and $1,900 year to date and $1,600 and $500 for the three months ended March 31, 1995, respectively.

Subsequent to March 1995, the Company has further refined the Agriculture & Consumer and Corporate staff at an additional severance cost of $800 and has announced that fluid milk production in Hood's Boston, Massachusetts, plant will begin the process of being transferred to Hood's plants in Portland, Maine, and Agawam, Massachusetts.
Severance costs associated with this announcement at Hood are estimated to be $1,100.

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)
                               (Unaudited)
                         (Thousands of Dollars)

RESULTS OF OPERATIONS(continued)
- --------------------------------
At this time, the Company expects that it will incur a loss for the 1994-95 fiscal year of approximately $15,000. It is anticipated that the Company will return to profitability in 1995-96 due to expected improvements from the above Hood restructuring, reduced ongoing costs from the employee reductions in Agriculture & Consumer and Corporate, as well as a return to higher profitibility in Agway Energy Products consistent with normal weather patterns. Actual results for both years could significantly differ either positively or negatively based on the level of success of the Company's spring season, further developments with the Company's anticipated sale of H. P. Hood, and/or unanticipated events or factors outside of the control of the Company.

Agriculture & Consumer Group
- ----------------------------
Net sales and revenues for the third quarter of fiscal 1995 of $200,800 and for the nine months to date of $634,900 decreased $26,300 (12%) and $24,100 (4%), respectively, as compared to the corresponding period in the prior fiscal year. The decreases in the quarter and for the nine-month period were primarily the result of lower birdseed sales due to the mild winter conditions, competitive pricing in the Group's produce repackaging business and lower feed sales in corn and soybean products as a result of the bumper crop harvested last fall. These decreases were partially offset by increases in retail sales and farm fertilizers from the prior year.

Operating losses for the third quarter of fiscal 1995 of $14,900 increased $1,500 (12%) and for the nine months to date losses of $36,300 decreased $3,900 (10%) as compared to the corresponding period in the prior year. The increased losses in the quarter resulted from sales decreases noted above. The net decrease in operating losses for the year-to-date period represents the sales decreases, higher ingredient costs and severance costs offset by reductions in manufacturing, processing and handling costs in the consumer retail and agriculture feed businesses. Gross margin percentage for the Group was level at 11% in the third quarter and increased from 10% to 12% in the nine-month period as compared to the prior year.

Energy Group
- ------------
Energy segment net sales and revenues of $157,900 for the third quarter declined $37,500 (19%) as compared to the third quarter of the prior year. Fiscal 1995 year-to-date net sales and revenues of $403,100 declined $44,700 (10%) as compared to the same period in the prior year. The decrease for the quarter and year to date is primarily attributable to volume decreases from a warmer winter than in the previous year as well as from locations divested since the prior year.

Total unit volume (in millions of gallons) for the quarter and year to date had a net decrease of 37.6 (18%) and 46.8 (10%) gallons, respectively, as compared to the corresponding periods in the prior year. The majority of these decreases were due to lower retail fuel oil sales as a result of the warmer than normal temperatures during the winter months. The combined average selling price of all products declined
1% for the quarter and for the year-to-date period as compared to the previous year, as the result of sufficient supplies of distillates from the warmer weather. The Group experienced increases in gasoline prices as compared to the prior year which were more than offset by price declines in diesel fuel, heating oils and propane.

The third quarter and nine-month period operating margins have declined $9,400 (36%) and $14,000 (46%), respectively, as compared to the prior year and reflect the significant reduction in volume noted above, a slight decrease in average gross margin rate and a change in estimate increasing the Group's required reserves relative to restructuring by declining $8,000 (31%) and $12,700 (41%), respectively, as compared to the prior year.

Financial Services Group
- ------------------------
For segment reporting purposes, the Financial Services Group consists of Telmark Inc., Agway Insurance Company and Agway General
Agency, Inc.

Net sales and revenues of $18,300 for the Financial Services Group for the third quarter and $53,000 for the year-to-date period increased $1,400 (9%) and $3,700 (8%), respectively, as compared to the prior year. The increase for the quarter and year to date is primarily attributed to Telmark, which had increases of $1,500 (17%) and $4,600 (18%), respectively, due to a higher net investment in leases as compared to the prior year. Agway General Agency and Insurance Company revenues declined by $90 (1%) and $900 (4%) due to smaller amounts of income on investments and increases in operating expenses which partially offset Telmark's increase.

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)
                               (Unaudited)
                         (Thousands of Dollars)


Financial Services Group (continued)
- ------------------------------------
Operating margins improved in the third quarter of fiscal 1995 by $700 (24%) and increased $1,000 (14%) for the nine-month period ended
March 31 as compared to the same period in the prior year. Telmark's operating margin declined in the third quarter of fiscal 1995 by $200 (7%) and increased $200 (3%) for the nine-month period as compared to the same period in the prior year. The current quarter decline is due primarily to increased interest costs on Telmark's higher debt levels for the current period due to the portfolio growth. However, on a year-to-date basis, the revenue increases from portfolio growth with relatively higher rates exceed the increases in interest expense from higher debt levels. Operating margins for the Agway Insurance Company and General Agency together increased $800 (170%) and $700 (218%) for the quarter and nine-month period as compared to the same period in the prior year due to a combination of an increase in net earned premiums and improved net incurred losses. The improvement in incurred losses has been the result of a stable automobile underwriting performance as well as mild Northeast weather patterns as compared to the prior year.


Food Group
- ----------
For segment reporting purposes, the Food Group consists of Agway
Inc.'s wholly owned subsidiary Hood, a manufacturer, distributor and marketer of dairy and dairy-related products to the retail and food service industries throughout the Northeast. The Food Group net sales decreased $7,500 (6%) and $500 (0%) over the three- and nine-month periods ended March 31 versus the prior year. In the three-month period, the majority of the sales decreases were experienced in the dairy group due primarily to a reduction in volume with existing customers and also due to the February 1995 sale of previously serviced in the Mid-Hudson Valley. The dairy group sales decrease was partially offset by sales increases in the manufacturing product group (MPG).
For the year-to-date period, sales increases in MPG were more than offset by decreases in the dairy and ice cream groups. The MPG sales increases were the result of continuing growth of its extended shelf life business, while decreases in the dairy and ice cream groups were the result of net volume losses in private label business and lower average selling prices from change in product mix, respectively.

Operating margins decreased in the third quarter $600 (22%) and for the nine-month period $1,800 (99%) and were the result of changes in net sales noted above.


Corporate Groups
- ----------------
The increase in net sales and revenues of the Corporate Groups of $200 and $500 for the quarter and nine-month period represents external revenues generated from the Information Services Department and the elimination of sales and revenues between the operating segments.

The Group net margin for the quarter increased $5,800 to $7,400 as compared to the prior year and was the result of (1) a patronage refund received in the Agriculture & Consumer Group of $2,800; (2) release of restructuring reserves of $2,200 as described in Note 6; and (3) a gain on sale of the Food Group's Mid-Hudson business in the current year of $2,100. These increases are partially offset by a $1,600 write-off of assets associated with technological improvement in data warehouse, customer management and supply chain management for which it was concluded in the third quarter that the anticipated future cost was excessive for the benefits expected to be achieved. On a fiscal year-to-date basis, a net margin of $500 in the current year represents a $6,300 decrease as compared to the same period in the prior year.
This results from the above income being offset by $10,200 for Hood transaction cost and impairment allowance with respect to the ultimate sale of the investment in Hood, which were provided for in the quarter ended December 31, 1994.

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)
                               (Unaudited)
                         (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Cash flows from operating activities for the nine months ended March
31, 1995 increased $12,600 to $30,200 as compared to the first nine months of fiscal 1994 due primarily to changes in working capital. Net cash used in investing activities for the nine months ended March 31, 1995 was $10,800 as compared to $44,200 for the same period last year. This was due primarily to proceeds from the sale of discontinued operations (Curtice Burns) of $55,800 offset by increased leasing activity in fiscal 1995 resulting in the use of an additional $13,200 of cash for this activity compared to the same period last year. The net cash flows used in financing activities for the nine months ended March 31, 1995, were $19,500 as compared to net cash provided of $25,100 for the same period in the prior year. The majority of the change from financing activities was the result of activity with the Company's subordinated debt. Proceeds from the sale of subordinated debt increased $24,000, while maturities and redemptions increased $55,100 over the same period in the prior year primarily due to a scheduled redemption in fiscal 1995 of $34,000.

The Company finances its operations and the operations of all its continuing businesses and subsidiaries, except Telmark, Agway
Insurance Company and Hood, through Agway Financial Corporation
(AFC). Telmark, Agway Insurance Company and Hood finance themselves through operations or direct borrowing arrangements. Each is financed with a combination of short- and long-term credit facilities. External sources of short-term financing for the Company and all its continuing operations include revolving credit lines, letters of credit, and commercial paper programs. Sources of longer-term financing include borrowings from banks and insurance companies, subordinated debt and capital leases. In addition, Telmark has occasionally sold blocks of its lease portfolio.

The AFC short-term lines are available through October 1995.  These
AFC short-term lines of credit and $8,000 of AFC long-term debt are collateralized by the Company's accounts receivable and non-petroleum inventories. Amounts which can be drawn under the AFC short-term agreements are limited to a specific calculation based upon the total of certain accounts receivable and non-petroleum inventories ("collateral"). Adequate collateral has existed throughout the fiscal year to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible net worth. These covenants were originally set giving consideration to Hood as a discontinued operation; however, Hood was reclassified to continuing operations in the quarter ended December 31, 1994. With this change in circumstances, unless covenant requirements are amended or waived, the Company anticipates future covenant violations may occur based upon the current credit agreement covenant requirements. The
Company has ongoing discussions with its lenders and expects covenant amendments or waivers will be negotiated to continue the appropriate and adequate financing currently available under these facilities.

The Hood short-term credit facility is used to supply letters of credit as well as short-term financing. Letters of credit of $12,527 were outstanding at March 31, 1995. The short-term credit facility expires on August 1, 1995. The Company has ongoing discussions with the lenders to Hood and expects to negotiate a continuation of the appropriate and adequate financing currently available to Hood.

                        PART II. OTHER INFORMATION
                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                         (Thousands of Dollars)


Item 1.  Legal Proceedings
- --------------------------
In February 1988, Agway leased a feed mill located in Woodridge, New
York from Inter-County Farmers Cooperative Association, Inc. Agway manufactured horse, poultry, and dairy feed at the feed mill. In early July 1989, due to a mechanical malfunction, some horse feed manufactured at the feed mill was contaminated with Monensin, a feed medication used with poultry and dairy feed but which is harmful to horses. Agway immediately recalled the contaminated horse feed and contacted regulatory agencies, including the United States Food and Drug Administration (FDA). As a result of eating the contaminated horse feed, a number of horses located in the State of New Jersey died or were damaged. As of April 30, 1995, all of the claims made by owners of the affected horses have been settled. The last pending lawsuit was John Kolkowski, et al. v. Agway Inc., et al., filed on July 3, 1990 in Supreme Court of the State of New York for Westchester
County. On April 11, 1995, that lawsuit was settled and the amount payable to the Kolkowskis was fully covered by insurance. The FDA conducted an investigation of the incident and referred the matter to the U.S. Department of Justice (DOJ) to consider institution of criminal proceedings. Agway has had an opportunity to present its views to the DOJ on why criminal proceedings should not be instituted and the DOJ and FDA discussed with Agway resolution of issues resulting from the FDA investigation. Agway believes the FDA investigation will be satisfactorily resolved and any adjustments will not be material in relation to the consolidated financial position of Agway.


Item 5.  Other Information
- --------------------------
Effective March 1, 1995, Charles C. Brosius resigned as a Director and as Vice Chairman of the Agway Inc. Board of Directors. Mr. Brosius was nominated and confirmed as the Secretary of Agriculture for the Commonwealth of Pennsylvania in March 1995. The Agway Inc. Board of Directors elected Robert L. Marshman as Vice Chairman of the
Agway Inc. Board of Directors effective March 20, 1995.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
There were two reports on Form 8-K required to be filed during the third quarter ended March 31, 1995.

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




                                             AGWAY INC.
                               -----------------------------------------
                                            (Registrant)




Date         May 15, 1995               /s/ PETER J. O'NEILL
             ------------      -----------------------------------------
                                            Peter J. O'Neill
                                          Senior Vice President,
                                         Treasurer and Controller
                                     (Principal Financial Officer and
                                         Chief Accounting Officer)