Form 10-Q/A
AGWAY INC
filed 1995-05-23
CIK 2852

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C  20549
                                  FORM 10-Q/A
                               AMENDMENT NO.1


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995
                               --------------
                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from                 to
                               ---------------    -----------------------
Commission file number 2-22791
                       -------

                                  AGWAY INC.*
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                          15-0277720
----------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)


333 Butternut Drive, DeWitt, New York                                  13214
----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                 315-449-6431
----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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


              Class                            Outstanding at April 30, 1995
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

     Telmark borrows under its short-term line of credit agreements from time to time to fund its operations. Short-term lines serve as interim financing between the issuances of long-term debt. The current line of credit agreements with various banks permit Telmark to borrow up to $24,000 on an unsecured basis with interest paid quarterly and/or upon maturity, of which $20,000 is formally committed and $4,000 is uncommitted. The lines bear interest at money market variable rates. As of March 31, 1995, the Company had $16,000 outstanding against these lines.

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


6.   RESTRUCTURING RESERVES
     ----------------------

     In June 1992, the Company established a $75,000 reserve for the estimated net cost to complete a significant restructuring of the Company planned at that time. Periodically, management has reviewed its original estimates and has made revisions due to changes in circumstances as the restructuring plan evolved. For the quarter ended March 31, 1995, the overall net change in estimate reflects income of $1,300. The following schedule details the remaining reserves to complete the restructuring project and their intended purposes, as well as the actual activity for the nine-month period ended March 31, 1995:

                                               Balance    Proceeds         Reductions          Change      Balance
                                                                      --------------------
                                                 at        Sale of    Divested      Costs        in          at
Restructuring Reserve:                         6/30/94     Assets      Assets     Incurred     Estimate    3/31/95
                                           ------------  -----------  ---------   ----------  ----------  ----------
Personnel Reductions
--------------------
Severance and early retirement program     $     2,502                           $     392   $  (2,110)  $       0
                                           ------------  ----------   ---------   ---------   ---------   ----------
TOTAL PERSONNEL                            (A)   2,502                                 392      (2,110)          0

Plant, Store & Business Divestitures
------------------------------------
Proceeds on sale of assets                 (B)  (6,349)  $   4,273                               1,679        (397)
Net book value of assets to be divested    (B)  11,527               $   5,083                  (2,710)      3,734
Cost of divestiture <F1>                   (C)   3,295                               2,366       1,382       2,311
                                           ------------  ----------  ----------   ----------   --------   ----------
Loss on divestiture                              8,473       4,273       5,083       2,366         351       5,648
Incremental environmental costs            (D)   5,906                               2,598         928       4,236
                                           ------------  ----------  ----------   ----------   --------   ----------
TOTAL PLANT, STORE & BUSINESS                   14,379       4,273       5,083       4,964       1,279       9,884

Other Costs
-----------
Consulting fees                                  1,329                               1,229        (100)          0
Contract buyouts and other costs <F2>            1,042                                 694        (348)          0
                                           ------------  ----------  ----------  ----------  ----------  ----------
TOTAL OTHER                                (E)   2,371                               1,923        (448)          0

TOTAL RESTRUCTURING                        $    19,252   $   4,273   $   5,083   $   7,279   $  (1,279)  $   9,884
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


(D) Included in the costs related to business divestitures are environmental remediation costs identified during the process of asset sales, that primarily relate to real estate assets retained on energy business sold. These anticipated cash outlays will be part of our ongoing programs regarding environmental remediation and are expected to be incurred over the next four years. The change in estimate reflects larger anticipated costs associated with the environmental remediation.


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

              AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
                           (Unaudited)
                       (Thousands of Dollars)


RESULTS OF OPERATIONS
---------------------
The Company's net sales and revenues and operating results are significantly impacted by seasonal fluctuations due to the nature of its operations and the geographic location of its service area, which is defined primarily as the Northeastern United States. Agriculture and Consumer Group net sales and revenues are traditionally higher in the spring as customers acquire products to initiate the growing season. Correspondingly, the Company's Energy Group realizes significantly higher net sales and revenues in the winter months due to the cold winter conditions. The Financial Services and Corporate Groups are generally not materially impacted by seasonal fluctuations.

Results by Operating Segment
----------------------------
  Increase (Decrease)
                                                                 Three Months Ended        Nine Months Ended
                                                                 -------------------      -------------------
                                                                 3/31/95 vs. 3/31/94      3/31/95 vs. 3/31/94
                                                                 -------------------      -------------------
  Net Sales and Revenues
  ----------------------
        Agriculture & Consumer. . . . . . . . . . . . . . .     $           (26,327)     $           (24,077)
        Energy. . . . . . . . . . . . . . . . . . . . . . .                 (37,500)                 (44,670)
        Financial Services. . . . . . . . . . . . . . . . .                   1,443                    3,748
        Food . . .  . . . . . . . . . . . . . . . . . . . .                  (7,486)                    (454)
        Corporate . . . . . . . . . . . . . . . . . . . . .                     215                      534
                                                                --------------------     --------------------
                                                                $           (69,655)     $           (64,919)
                                                                ====================     ====================

     Margin (Loss) from Continuing Operations before Income Taxes
     ------------------------------------------------------------
        Agriculture & Consumer. . . . . . . . . . . . . . .     $            (1,489)     $             3,843
        Energy. . . . . . . . . . . . . . . . . . . . . . .                  (9,370)                 (14,008)
        Financial Services. . . . . . . . . . . . . . . . .                     665                    1,011
        Food. . . . . . . . . . . . . . . . . . . . . . . .                    (563)                  (1,750)
        Corporate . . . . . . . . . . . . . . . . . . . . .                   5,756                   (6,297)
                                                                --------------------     --------------------
        Operating profit (loss) . . . . . . . . . . . . . .                  (5,001)                 (17,201)
        Interest expense, net . . . . . . . . . . . . . . .                    (913)                  (2,726)
                                                                --------------------     --------------------
                                                                $            (5,914)     $           (19,927)
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

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)
                               (Unaudited)
                         (Thousands of Dollars)

RESULTS OF OPERATIONS(continued)
--------------------------------
At this time, the Company expects that it will incur a loss for the 1994-95 fiscal year of approximately $15,000. It is anticipated that the Company will return to profitability in 1995-96 due to expected improvements from the above Hood restructuring, reduced ongoing costs from the employee reductions in Agriculture & Consumer and Corporate, as well as a return to higher profitibility in Agway Energy Products consistent with normal weather patterns. Actual results for both years could significantly differ either positively or negatively based on the level of success of the Company's spring season, further developments with the Company's anticipated sale of H. P. Hood, and/or unanticipated events or factors outside of the control of the Company.

Agriculture & Consumer Group
----------------------------
Net sales and revenues for the third quarter of fiscal 1995 of $200,800 and for the nine months to date of $634,900 decreased $26,300 (12%) and $24,100 (4%), respectively, as compared to the corresponding period in the prior fiscal year. The decreases in the quarter and for the nine-month period were primarily the result of lower birdseed sales due to the mild winter conditions, competitive pricing in the Group's produce repackaging business and lower feed sales in corn and soybean products as a result of the bumper crop harvested last fall. These decreases were partially offset by increases in retail sales and farm fertilizers from the prior year.

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

Energy Group
------------
Energy segment net sales and revenues of $157,900 for the third quarter declined $37,500 (19%) as compared to the third quarter of the prior year. Fiscal 1995 year-to-date net sales and revenues of $403,100 declined $44,700 (10%) as compared to the same period in the prior year. The decrease for the quarter and year to date is primarily attributable to volume decreases from a warmer winter than in the previous year as well as from locations divested since the prior year.

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

The third quarter and nine-month period operating margins have declined $9,400 (36%) and $14,000 (46%), respectively, as compared to the prior year and reflect the significant reduction in volume noted above, a slight decrease in average gross margin rate and a change in estimate increasing the Group's required reserves relative to restructuring.


Financial Services Group
------------------------
For segment reporting purposes, the Financial Services Group consists of Telmark Inc., Agway Insurance Company and Agway General
Agency, Inc.

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

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)
                               (Unaudited)
                         (Thousands of Dollars)


Financial Services Group (continued)
------------------------------------
Operating margins improved in the third quarter of fiscal 1995 by $700 (24%) and increased $1,000 (14%) for the nine-month period ended
March 31 as compared to the same period in the prior year. Telmark's operating margin declined in the third quarter of fiscal 1995 by $200 (7%) and increased $200 (3%) for the nine-month period as compared to the same period in the prior year. The current quarter decline is due primarily to increased interest costs on Telmark's higher debt levels for the current period due to the portfolio growth. However, on a year-to-date basis, the revenue increases from portfolio growth with relatively higher rates exceed the increases in interest expense from higher debt levels. Operating margins for the Agway Insurance Company and General Agency together increased $800 (170%) and $700 (218%) for the quarter and nine-month period as compared to the same period in the prior year due to a combination of an increase in net earned premiums and improved net incurred losses. The improvement in incurred losses has been the result of a stable automobile underwriting performance as well as mild Northeast weather patterns as compared to the prior year.


Food Group
----------
For segment reporting purposes, the Food Group consists of Agway
Inc.'s wholly owned subsidiary Hood, a manufacturer, distributor and marketer of dairy and dairy-related products to the retail and food service industries throughout the Northeast. The Food Group net sales decreased $7,500 (6%) and $500 (0%) over the three- and nine-month periods ended March 31 versus the prior year. In the three-month period, the majority of the sales decreases were experienced in the dairy group due primarily to a reduction in volume with existing customers and also due to the February 1995 sale of business previously serviced in the Mid-Hudson Valley. The dairy group sales decrease was partially offset by sales increases in the manufacturing product group (MPG).
For the year-to-date period, sales increases in MPG were more than offset by decreases in the dairy and ice cream groups. The MPG sales increases were the result of continuing growth of its extended shelf life business, while decreases in the dairy and ice cream groups were the result of net volume losses in private label business and lower average selling prices from change in product mix, respectively.

Operating margins decreased in the third quarter $600 (22%) and for the nine-month period $1,800 (99%) and were the result of changes in net sales noted above.


Corporate Groups
----------------
The increase in net sales and revenues of the Corporate Groups of $200 and $500 for the quarter and nine-month period represents external revenues generated from the Information Services Department and the elimination of sales and revenues between the operating segments.

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

                AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)
                               (Unaudited)
                         (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash flows from operating activities for the nine months ended March
31, 1995 increased $12,600 to $30,200 as compared to the first nine months of fiscal 1994 due primarily to changes in working capital. Net cash used in investing activities for the nine months ended March 31, 1995 was $10,800 as compared to $44,200 for the same period last year. This was due primarily to proceeds from the sale of discontinued operations (Curtice Burns) of $55,800 offset by increased leasing activity in fiscal 1995 resulting in the use of an additional $13,200 of cash for this activity compared to the same period last year. The net cash flows used in financing activities for the nine months ended March 31, 1995, were $19,500 as compared to net cash provided of $25,100 for the same period in the prior year. The majority of the change from financing activities was the result of activity with the Company's subordinated debt. Proceeds from the sale of subordinated debt increased $24,000, while maturities and redemptions increased $55,100 over the same period in the prior year primarily due to a scheduled redemption in fiscal 1995 of $34,000.

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

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             AGWAY INC.
                               -----------------------------------------
                                            (Registrant)




Date         May 22, 1995               /s/ PETER J. O'NEILL
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