Form 10-K405
period 1995-06-30
AGWAY INC
filed 1995-09-18
CIK 2852

------------------------------------------------------------------------------
------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---   ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1995

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from         to
      Commission file number 2-22791

                                  AGWAY INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                        15-0277720
 (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                 333 BUTTERNUT DRIVE, DEWITT, NEW YORK 13214
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 315-449-6431

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------               -----------------------------------------
        None                                         None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                            X
                                           ---  ---
                                           Yes   No

     INDICATE BY CHECK MARK IF  DISCLOSURE OF  DELINQUENT  FILERS  PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.   X
                              ---
      STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF SEPTEMBER 15, 1995.

             Membership Common Stock, $25 Par Value - $2,712,400

      INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          CLASS                             OUTSTANDING AT SEPTEMBER 15, 1995
          -----                             ---------------------------------
Membership Common Stock, $25 Par Value                 108,496 Shares

    PAGE 1 OF 212. EXHIBIT INDEX APPEARS ON SEQUENTIALLY NUMBERED PAGE 73.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        FORM 10-K ANNUAL REPORT - 1995
                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                            CROSS REFERENCE SHEET

                                                                                                              Page

                                                      PART I

Items 1. & 2.    Business and Properties

                 Description of Business and Properties........................................................   3
                 Competition...................................................................................  10
                 Human Resources...............................................................................  11
                 Regulation....................................................................................  11
                 Administrative................................................................................  12
                 Stockholder Membership and Control of Agway...................................................  12
                 Patronage Refunds.............................................................................  14
Item 3.          Legal Proceedings.............................................................................  15
Item 4.          Submission of Matters to a Vote of Security Holders...........................................  16

                                                      PART II

Item 5.          Market for the Registrant's Common Equity and Related Stockholder Matters.....................  17
Item 6.          Selected Financial Data.......................................................................  17
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.........  18
Item 8.          Financial Statements and Supplementary Data...................................................  30
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........  30

                                                     PART III

Item 10.         Directors and Executive Officers of the Registrant............................................  67
Item 11.         Executive Compensation........................................................................  70
Item 12.         Security Ownership of Certain Beneficial Owners and Management................................  72
Item 13.         Certain Relationships and Related Transactions................................................  72

                                                      PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................  73

                 Signatures....................................................................................  83

                                    PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)

GENERAL

      Agway Inc. (the "Company" or "Agway"), incorporated under the Delaware General Corporation Law in 1964 and headquartered in DeWitt, New York, functions as an agricultural cooperative directly engaged in manufacturing, processing, distribution and marketing of products and services for its farmer-members and other customers in the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, and Vermont. The Company, through certain of its subsidiaries, is involved in retail and wholesale sales of farm supplies, yard and garden products, pet food and pet supplies; the distribution of petroleum products; repackaging and marketing of vegetables; underwriting and sale of certain types of property and casualty insurance; sale of health insurance; and lease financing. Refer to the organizational structure of Agway as of June 30, 1995 on page 4.

      Operating on a cooperative basis, the Company is eligible to pay patronage refunds to its members and contract patrons. For income tax purposes, Agway is subject to corporate income tax at applicable tax rates on all taxable income remaining after deductions for patronage refunds, if or when paid.

      Agway Financial Corporation (AFC), a wholly owned subsidiary of Agway, is a Delaware corporation incorporated in 1986 with principal executive offices located in Wilmington, Delaware. AFC's principal business activities consist of securing financing through bank borrowings and issuance of corporate debt instruments to provide funds to its sole stockholder, Agway, and AFC's sole wholly owned subsidiary, Agway Holdings, Inc. (AHI), and AHI's subsidiaries, for general corporate purposes. The payment of principal and interest on this debt is absolutely and unconditionally guaranteed by Agway.

      In an exemptive order granted by the Securities and Exchange Commission, AFC, as a separate company, is not required to file periodic reports with respect to these debt securities but does report summarized AFC financial information in the Company's financial statement footnotes. (See Note 2 to the financial statements in Item 8.)

      The operations of the Company are conducted directly and through its subsidiaries and affiliates principally in four business segments: Agriculture & Consumer, Energy, Dairy and Financial Services. (See Note 14 to the financial statements in Item 8 for financial information regarding industry segments.)

      Effective July 1, 1994, (i) certain subsidiaries of AFC (Seedway Inc., Allied Seed Cooperative Inc., and Pro-Lawn Products Inc.) were merged into Agway Inc., and (ii) certain operating divisions of Agway Inc. (Retail/Wholesale Operations) were transferred to AFC and merged with the Country Foods operations into Agway Consumer Products Inc., formerly Agway Country Foods, Inc. The prior year financial statements have been restated to give retroactive effect to this change in reporting entity.

      In 1995, the Company was further reorganized through a process of decentralizing its management and operations. This was done to further enhance customer service in Agriculture & Consumer, to address cost increases in that unit of the past two years and to implement and initiate further cost reductions for the Company. Certain functions and costs previously managed in a centralized manner as part of corporate administration were assumed by the individual business units. In Agriculture & Consumer, a new, more decentralized business structure was formulated so that the Agriculture component is made up of seven geographically-based enterprise units under Agway Agricultural Products (AAP) and engages in the manufacturing and processing of various farm animal feeds, crop inputs, fertilizers, crop protectants and farm supplies to our customer base in the core northeastern markets. The Consumer component is comprised of Agriculture & Related Services
(ARS) and the Country Products Group (CPG). ARS is accountable for Agway retail store locations; wholesale supply of certain products to Agway franchised representatives, retail stores and other business; and provides technical and administrative support for AAP.

(THOUSANDS OF DOLLARS)

            ORGANIZATIONAL STRUCTURE OF AGWAY AS OF JUNE 30, 1995




             NARRATIVE DESCRIPTION OF ORGANIZATIONAL CHART OMITTED
             -----------------------------------------------------

     The organizational structure of Agway Inc. as of June 30, 1995 was as follows:

     Agway Inc is the parent company of this organization. The organization consists of these areas: Corporate Administration, Agriculture and Consumer, and Other Segments.

     Corporate Administration encompasses divisions of Agway Inc. responsible for financial, legal, corporate, information services, and human resources. Also within this group are Agway Financial Company (AFC), a wholly owned subsidiary of Agway Inc. and Agway Holdings Inc. (AHI), a wholly owned subsidiary of AFC.

     Agriculture  and  Consumer  consists  of Agway  Agricultural  Products
(AAP),  Agriculture and Related  Services (ARS), and Country Products Group
(CPG). Agway Inc. operations include feed and crop operations which are part of AAP and seed and turf operations which are part of CPG. Milford Fertilizer Company, a wholly owned subsidiary of Agway Inc., is part of AAP. Agway Consumer Products Inc., a wholly owned subsidiary of AHI, includes retail operations which are part of AAP (1), retail/wholesale operations which are part of ARS(2), and produce repackaging, commodity processing and repackaging, pet food manufacturing and bag printing and manufacturing which are part of CPG(3).

     The Other Segments include the energy group, consisting of Agway Petroleum Corporation, a wholly owned subsidiary of AHI; the financial services group consisting of Telmark, Inc., Agway Insurance Company, and Agway General Agency, Inc., all wholly owned subsidiaries of AHI; and the dairy group consisting of H. P. Hood Inc., a subsidiary of AHI.


(1) Certain retail operations, depending upon location, have a primary focus on farm supply products and also supply yard and garden, pet food and pet supplies.

(2) The more suburban located retail operations have a primary focus on yard and garden, pet food and pet supplies but also provide farm supplies, as appropriate, to their market. Wholesale operations support all retail operations, whether Agway owned or franchised, regardless of location.

(3) These operations are made up of the following operations: Sacramento Valley Milling, Merchants Produce Company, Mid-State Potato Distributors, V. Giufre & Sons, Sam Panebianco & Sons, Churchville Flour, Grandin Sunflower, Apex Bag Co., bean processing, small animal food manufacturing and Maine operations.

(THOUSANDS OF DOLLARS)

      In 1992, the Company initiated Customer Driven: 1995 (the "Project") to better focus the Company on its members and customers for the 21st century and to improve the Company's business processes. These restructuring measures included a reduction in personnel through an early retirement program; plant and store closings; and business divestitures; and resulted in a pre-tax restructuring charge of $75,000 in the fourth quarter of fiscal 1992, the amount estimated at that time to be necessary to accomplish the Project goals.

      Project initiatives for Agriculture & Consumer were primarily focused on transferring the marketing, sales, and related operating assets of agricultural products, previously conducted through retail operations, to agricultural hubs and dedicated customer service centers. These initiatives, designed to facilitate customer order entry and to improve customer service, were implemented and increased the cost of operations. An additional initiative focused on merging 53 local store cooperatives into Agway, which was substantially completed in the fourth quarter of fiscal 1993. This initiative had the effect of incrementally increasing assets, sales, gross margins and expenses in fiscal 1994 over preceding periods. Finally, Agriculture & Consumer has continued to close, consolidate and/or convert various facilities to focus assets and capital into selected markets and to eliminate duplication.

      For Energy, Project initiatives included divestitures of retail plant locations and excess assets in an effort to focus assets and capital in selected markets. In addition, sales to commercial accounts were positioned away from high volume/low profit accounts.

      There were no Project initiatives within the Dairy and Financial Services segments as there was no major re-engineering considered necessary in Financial Services, and it was anticipated that the Company would sell the Dairy segment.

      In the fourth quarter of fiscal 1994, with a substantial number of its initiatives completed, excess accruals of $6,100 were credited to operating earnings. During fiscal 1995, the Company continued to complete Project initiatives and to analyze remaining restructuring reserves in light of the Project's three-year implementation period. A total of $3,200 was credited to income in 1995 in order to reflect further changes in estimating the costs to complete remaining original Project initiatives. See Note 3 to the financial statements in Item 8 and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a more complete discussion of the financial aspects of the restructuring program.

(THOUSANDS OF DOLLARS)

AGRICULTURE & CONSUMER

AGWAY AGRICULTURAL PRODUCTS (AAP)

      The president and staff of each of the seven geographically-based enterprise units of AAP are organized to align the Agway feed, crop and farm supply service to farmers in their specific geographic markets. The enterprise units are responsible for management, operations, sales, billing and customer service. This operational structure allows management accountability and customer services to be in closer proximity to customers while eliminating costs associated with the prior structure.

      FEED: Feed operations manufacture livestock and poultry feeds under Company formula and provide grain and ingredient brokerage services. Products are sold primarily through an Agway sales force which actively calls on farmer customers and through customer calls to any Agway facility, including nine agricultural customer service centers which can be called using an 800 number to conveniently place orders. The Company operates 16 regional feed mills and 23 grind and mix facilities, principally in New York, Pennsylvania, and Vermont. Productive capacity is sufficient to meet market needs.

      CROPS: Crops operations manufacture, process, and procure crop-related products sold as direct shipments to customers, farmer-dealers, and wholesale accounts. Products sold primarily for farm use include plant nutrients, lime, crop protectants, and various seed products. For certain products, customers are offered extended payment terms and are entitled to return their purchase for either a replacement item or refund in the ordinary course of business. Crops operations are seasonal with the majority of sales and demand on working capital being generated in late winter and spring. Crops operations own and operate approximately 120 blending plants and storage facilities. Productive capacity is sufficient to meet market needs.

      FARM SUPPLIES: While all Agway-owned retail stores carry farm supplies, yard and garden products, pet food and pet supplies, 53 identified locations within the seven enterprise units of AAP have a significantly heavier emphasis on farm supplies due to their geographic location and customer base. These locations are managed through AAP and also coordinate the delivery of feed and crop-related products to farmers in their territory.

AGRICULTURE & RELATED SERVICES (ARS)

      RETAIL/WHOLESALE: ARS provides support for wholesale purchasing, warehousing, and distribution activities to AAP and Agway's entire wholesale and retail system. Through its store and franchised representative system, ARS conducts retail sales and distribution activities through 174 Company-owned facilities and 353 franchised representatives located in all of the New
England states and in Delaware, Maryland, New York, New Jersey, and Pennsylvania. Of these Agway-owned stores, although all carry farm supplies, 121 locations are in more suburban areas and therefore have a greater emphasis on yard and garden, pet food and pet supplies. The other 53 Agway-owned stores are managed by AAP.

      The retail system is focused primarily on three primary product categories: farm-related products, yard and garden and pet food and pet supplies. The farm-related and yard and garden products are seasonal with the majority of sales and demand on working capital being generated in late winter and spring. The franchised representatives are authorized to sell Agway branded products and are primarily located in areas where Company-owned facilities are not in existence. Two distribution centers, located in Elizabethtown, Pennsylvania, and Westfield, Massachusetts, are operated to support the retail store and franchised representative system and provide adequate storage space to effectively handle distribution needs.

      Through other distribution channels during 1995, ARS conducted sales, installation, and service operations for farm mechanical equipment; provided a catalog for farmers with mail and telephone ordering of farm animal health products; provided a dairy route delivery service of animal health and farm supplies.

(THOUSANDS OF DOLLARS)

AGRICULTURE & RELATED SERVICES (ARS) (CONTINUED)

       RESEARCH AND APPLIED TECHNOLOGY: The Research and Applied Technology Department operates the Agway Farm Research Center in Tully, New York, and a Technical Center in Ithaca, New York. The Agway Farm Research Center consists of over 810 acres, facilities with 500 head of dairy cattle, and a unit which provides an appropriate laboratory, office space, and conference rooms. The Technical Center has chemical and microbiological assay capability and engages in small animal research. Approximately 49 employees are engaged in research and product development activities.

     The people and facilities associated with the Company's Research and Applied Technology Department are managed by ARS and add strength to member customer service and product development efforts. The department, which conducts all of the Company's research and development activities, develops, tests, and demonstrates concepts, products, and practices which, when used as an integral part of a prescribed program, will enhance the profit potential of farming. During the fiscal years ended June 30, 1995, 1994 and 1993, gross expenditures of $4,500, $5,000 and $4,900, respectively, were made on research activities by the Company as a whole. Research for the crops operations is conducted in conjunction with universities and other suppliers.

COUNTRY PRODUCTS GROUP (CPG)

      Country Products Group operates in seven different businesses - produce repack operations, commodity processing and repack operations, pet food manufacturing, bag printing and manufacturing, field and garden seed processing, turf operations, and fertilizer production. These operations have sufficient capacity to meet their operating requirements. The seed, turf, and fertilizer operations are seasonal in nature with the majority of the sales occurring in the spring.

      The produce repack segment operates five potato and onion repacking facilities located at Moosic, Pennsylvania; Canastota, Elba, and Chittenango, New York; and Plant City, Florida. These produce businesses specialize in the sale of consumer packages of potatoes, onions, and other vegetables to retail outlets.

      The commodity processing and repack operations purchase certain commodities produced by members and other farmers and conduct repacking and processing operations as well as marketing, sales, and distribution of the end products. Principal commodities processed, sold, and distributed include edible dry beans, tablestock and seed potatoes, human edible sunflower, bird food, and flour. Edible dry bean processing plants are located at Caledonia, Geneva and Moravia, New York, with combined storage capacity of 185,000 cwt. The flour mill is in Churchville, New York, with wheat storage capacity of 250,000 bushels. Sunflower processing and storage facilities, located at Grandin, North Dakota, produce and market human edible sunflower, hulled millet, wild bird food, and related products. Tablestock and seed potatoes are marketed from Presque Isle, Maine.

      Two pet food manufacturing plants, located in Waverly, New York, and St. Marys, Ohio, produce small animal food products which are distributed through the Agway retail store and franchised representative system, other cooperatives, and direct to users. The small animal food plant at St. Marys is leased from the City of St. Marys, Ohio, under a 20-year industrial revenue bond financing agreement that expires in March 1999. A multi-walled bag printing plant, located in Wapakoneta, Ohio, supplies bags used in the small animal food manufacturing process.

      The field and garden seed operations produce, condition and market field seed, turf grass seed, dry edible bean seed, pea seed, and commercial and retail vegetable seed. These facilities operate in several New York and Pennsylvania locations as well as California, Oregon, and Idaho.

(THOUSANDS OF DOLLARS)

COUNTRY PRODUCTS GROUP (CPG) (CONTINUED):

      The turf operations are responsible for manufacturing, processing and procurement of turf-related products including seed, crop protectants and fertilizer. These products are marketed to the professional market for golf, landscape and nursery customers, as well as to the ARS retail store and franchised representative system. These operations also serve as a distribution center for various farm seed products marketed through AAP. Six facilities are located in Pennsylvania, New York, and Massachusetts.

      The fertilizer operation in Big Flats, New York, manufactures a wide variety of yard and garden fertilizers sold through AAP and ARS as well as to outside customers.

ENERGY

AGWAY PETROLEUM CORPORATION

     Energy is Agway Petroleum Corporation (doing business as Agway Energy Products), a Delaware corporation wholly owned by AHI. Agway Energy Products markets petroleum products including gasolines, kerosene, fuel oil, diesel fuel, propane, lubricating oils and greases, antifreeze, as well as oil and gas heating and air conditioning equipment, and other related items. A product emphasis in oil and propane heating fuels creates seasonal increases in sales and working capital requirements in the fall and winter months. All products are purchased from numerous suppliers or through open market purchases. There are no long-term supply contracts exceeding one year; however, Agway Energy Products does enter into supply contracts for periods ranging from three to nine months.

      Agway Energy Products currently owns storage capacity for approximately 2,900,000 barrels of products at 10 terminals located in New York and
Pennsylvania. Energy operates 97 retail distribution centers located throughout New York, Pennsylvania, New Jersey, Massachusetts, and Vermont. Agway Energy Products also distributes petroleum products through 65 distributors and resellers. Facilities are sufficient to meet the current operating requirements of the business.

DAIRY

      The  Dairy  segment  consists  of H.  P.  Hood  Inc.  (Hood).  AHI  owns approximately 99.9% of Hood. Hood, which is headquartered in Boston, Massachusetts, is a processor and distributor of branded and private label dairy and other foods to the northeastern United States, with sales concentrated in three product classes: fluid milk and related products, ice cream, and manufactured products. Agway is actively interested in the sale of Hood and while such a sale could be consummated in the near future, Agway is not presently able to determine with reasonable certainty whether a sale will occur within the next year. Accordingly, Hood is reported as a continuing operation for financial reporting purposes.

FINANCIAL SERVICES

      Financial Services consists of Telmark Inc., a leasing subsidiary; Agway Insurance Company, a property and casualty insurance subsidiary; and Agway General Agency, a subsidiary which markets accident and health insurance and long-term care products.

(THOUSANDS OF DOLLARS)

TELMARK INC.

      Telmark Inc. (Telmark), a New York corporation wholly owned by AHI, finances buildings, equipment, and vehicles to the rural community. It operates in 24 northeastern and midwestern states. As of June 30, 1995, Telmark had approximately $332,600 of leases outstanding with persons other than Agway and its subsidiaries, net of unearned interest and finance charges of approximately $110,300.

      An agreement exists between AHI and Telmark whereby AHI agrees to advance funds to Telmark, such that Telmark's debt-to-equity ratio is limited to be no greater than 5 to 1. Any funds advanced by AHI are regarded as subordinated debt. This agreement is in effect for a one-year period, renewed annually, unless terminated by either party upon thirty days' written notice. Agway has guaranteed the performance of AHI's obligations under this agreement.

AGWAY INSURANCE COMPANY

      Agway Insurance Company is a New York property and casualty company wholly owned by AHI. This company is authorized to write insurance as specified in the New York Insurance Law, Sections 46 and 341 (1) (d), and currently writes insurance in 10 eastern states from its facility in DeWitt, New York. Lines of insurance sold include Farmowners, Homeowners, Businessowners, Auto Liability, and Physical Damage and General Liability.

DISCONTINUED OPERATIONS

      On March 23, 1993, the Agway Board of Directors authorized management to sell the Company's interest in Curtice Burns Foods, Inc. (Curtice Burns) and Hood. Management and the Board had specific plans for the divestiture of these operations and expected to divest of both investments in fiscal 1994; however, due to unanticipated occurrences, neither transaction was consummated by June 30, 1994. Management and the Board continued to execute their plans for sale into fiscal 1995 and on November 3, 1994 sold its interest in Curtice Burns as described below. Due to the cessation of discussions with a management buyout group on the sale of Hood in January 1995, the Company re-introduced Hood as a continuing operation as of that time.

CURTICE BURNS FOODS, INC.

      Curtice Burns accepted an offer from Pro-Fac Cooperative Inc. (Pro-Fac) to acquire all outstanding shares of Curtice Burns for $19 per share in cash, and entered into a definitive merger agreement with Pro-Fac. This agreement closed on November 3, 1994, and at that time, the Company sold its interest in Curtice Burns to Pro-Fac and received cash proceeds of $55,786 and recorded a profit, net of income taxes of $19,700, of $4,430. See Note 17 to the financial statements included in Item 8 for details on the effect of the sale on Agway.

H. P. HOOD INC.

      Agway had expected to consummate its sale of Hood by December 1993 to an investor group led by the management of Hood in a transaction expected to involve the use of an employee stock ownership plan. Financing for the investor group was delayed in December 1993, and the make-up of the investor group was reconstituted by February 1994. A downturn in the Northeast dairy market adversely impacted Hood operating results starting in November 1993 and caused a reassessment of the terms of sale and terms for the various members of the investor group, further delaying the transaction. The adverse operating results continued through June 30, 1994, causing further delay, while Hood management developed financial plans to deal with the marketplace change.

      As of November 1994, the sale of Hood was anticipated to close shortly in a sale to the Hood management-led buyout group, the terms of which had been generally agreed to by Agway and the management buyout group in a

(THOUSANDS OF DOLLARS)

H. P. HOOD INC. (CONTINUED)

transaction which included a complex financing structure. A further delay ensued. Based on changed business conditions and financial markets during this prolonged negotiation, on January 24, 1995, Agway and the management buyout group mutually concluded to cease the pursuit of this sale transaction.

      At that time, while Agway was still actively interested in the sale of Hood, Agway was not able to determine with reasonable certainty whether a sale would occur within the next year. Accordingly, effective December 31, 1994, Agway reclassified Hood from a discontinued operation to a continuing operation for financial reporting purposes. Prior year results have been restated to reflect Hood as a continuing operation.

COMPETITION

      The Company, one of the largest farm supply cooperatives in the country, deals in a wide variety of product lines and market segments. Many of its high volume products are sold in highly competitive markets where product differentiation is difficult to achieve. The Company strives to differentiate itself through superior customer service, product selection and product knowledge.

AGRICULTURE & CONSUMER

      AGWAY AGRICULTURAL PRODUCTS: In the livestock and poultry feed business, the Company is one of the largest in sales volume in the northeastern United States. Competition exists with large national and regional feed manufacturers as well as with local independent mills. The market position held by Agway in the feed business is significant, resulting from performance of its quality products and an established manufacturing and distribution system.

      Agway plant nutrients, seed, crop protectants, and lime products compete in the commercial farm market. Although there are substantial regional variations in market share, the Company's competitive position is generally strong in the commercial farm market. Competition varies significantly by product line and consists of independent dealers and several major manufacturing corporations. Agway competes on the basis of technical expertise and field application services, product performance, crop management practices developed by Agway, and expert assistance to the farmer in making crop management decisions.

      AGRICULTURE & RELATED SERVICES: Retail competition varies by product line and location and consists of larger yard and garden chains, smaller yard and garden nurseries, building material stores, home center stores, large discounters, and specialty pet stores. Wholesale competition to franchised representatives also varies by product line and consists of national, regional and local wholesalers; independent distributors; and pet food manufacturers. Agway competes on the basis of product knowledge, expertise, and customer service, while maintaining competitive pricing.

      COUNTRY PRODUCTS GROUP: Country Products competes with a large number of firms of all sizes and types in most of its product categories. The principal factors of competition in the produce repack operations are product quality, efficiencies in product distribution, concentration in selected markets, and current market pricing. In the product lines of dry beans, tablestock and seed potatoes, and flour, Country Products Group does not occupy a major position in national markets. The bird food and pet food products are primarily marketed to the Agway retail store and franchised representative system, other cooperatives and research facilities, and compete based on product quality. The seed, turf and fertilizer businesses compete on the basis of technical expertise and product performance.

(THOUSANDS OF DOLLARS)

ENERGY

      Agway Energy Products competes in the residential, farm, and commercial markets with a large number and variety of competitors, ranging from major oil companies to local fuel oil distributors. The principal methods of competition are service, quality, and price. Improved technologies and products in the energy field and expansion of its propane business are providing growth opportunities. Agway Energy Products continues to maintain and expand its share of the heating oil and propane market in the geographic areas where it perceives its market goals can be achieved, exiting those markets where they cannot.

DAIRY

      Dairy competes with a large number of firms of all sizes in most product categories. The principal methods of competition in the dairy industry are product quality, an efficient distribution system for a broad line of products, concentration in selected markets and price. Dairy and other products of Hood are marketed in highly competitive markets primarily in the Northeast. Hood occupies a significant position in the New England dairy product market. Profit margins from these product lines are generally narrow and earnings depend upon maintenance of large sales volumes and efficiency of operation and distribution.

FINANCIAL SERVICES

      Telmark competes with national and regional leasing companies in addition to traditional agricultural lenders. Other major sources of competition are manufacturers' finance and lease programs and regional banks offering lease products to their customers. The Farm Credit System is the major independent competitor presently active in the agricultural market. The Farm Credit System offers a complete array of traditional loan programs as well as lease financing through Farm Credit Leasing.

      Agway Insurance Company competes with major direct writers, national agency companies, and smaller regional insurance carriers. Agway Insurance utilizes an independent agency distribution system to market insurance products and services for the benefit of the farm, rural, and suburban community. Growth opportunities come through the development of specialty products for the agricultural community, professional agency recruitment, and dedication of marketing resources to targeted rural markets.

HUMAN RESOURCES

      Agway and its subsidiaries employ approximately 9,000 persons, 2,000 of which are part-time and approximately 1,500 are employed by Hood. There are approximately 320 employees represented by four different unions with ten existing contracts. The Company enjoys satisfactory relations with both its union and nonunion employees as a result of competitive wage, health, and benefit programs.

REGULATION

      The Food and Drug Administration's regulatory powers are applied throughout the agricultural industry and many of Agway's products are subject to these regulations. The Company believes its business, as currently conducted, is not adversely affected by present Food and Drug Administration laws and regulations.

      The Company and its subsidiaries are subject to various laws and governmental regulations concerning employee health, product safety, and environmental matters. It can be anticipated that increasingly stringent requirements will be imposed upon the Company and the chemical and petroleum distribution industries in general. Examples of federal environmental laws administered by the Environmental Protection Agency (EPA) are the Toxic Substances Control Act; the Federal Insecticide, Fungicide and Rodenticide Act; the Resource Conservation and

(THOUSANDS OF DOLLARS)

Recovery  Act;  the  Clean  Air  Act;  the  Safe   Drinking   Water  Act;  the
Comprehensive Environmental Response, Compensation and Liability Act (Superfund); and the Superfund Amendments and Reauthorization Act (SARA). The Company is also subject to regulations of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. Under these and other statutes, the EPA, OSHA and other federal agencies have the authority to promulgate regulations which result in expenditures for pollution control, reduction of chemical exposure, waste treatment and disposal, and plant modification. These regulations might also result in discontinuance of certain products and operations. The Company is negotiating with various government agencies concerning Superfund cleanup sites. In addition to these federal activities, various states have been delegated certain authority under the aforementioned federal statues. These delegations of authority generally involve permit issuance and compliance with the statutes. Many states have adopted or are in the process of adopting environmental, product safety, and health laws and regulations, some of which may be more burdensome than similar federal requirements. The state environmental legislation administered by state agencies includes laws for regulating air, surface and ground water, occupational safety, solid waste, and hazardous substances cleanup. (See Item 3, "Legal Proceedings" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Issues.")

      As part of its long-term environmental protection program, the Company spent approximately $4,000 in fiscal 1995 on capital projects. The Company estimates that during fiscal 1996 and 1997 approximately $4,000 per year will be spent on additional capital projects for environmental protection. These estimates recognize the additional capital required to comply with EPA Underground Storage Tank (UST) Regulations which become effective in December 1998. Presently, the total cost to comply with the EPA UST Regulations is estimated to be approximately $5,000. The total capital requirements may change due to the actual number of USTs actively in use on the effective date.

ADMINISTRATIVE

      The Company's principal administrative office is located at 333 Butternut Drive in DeWitt, New York. It occupies approximately 190,000 square feet under terms of a lease with 12 remaining years. In addition, under a 5-year renewable lease, the Company's Agriculture & Consumer business occupies approximately 100,000 square feet of administrative office space located at 301 Plainfield Road, Syracuse, New York. Agway Insurance Company occupies approximately 60,000 square feet of administrative office space located at 5794 Widewaters Parkway, DeWitt, New York.

STOCKHOLDER MEMBERSHIP AND CONTROL OF AGWAY

      The membership of Agway consists of farmers or cooperative organizations of farmers who are record holders of one share of Membership Common Stock of Agway and who purchase farm supplies or farm services or market farm products through Agway or franchised representatives. Present membership is approximately 86,400 farmers.

      Only members of the Company and certain contract patrons are eligible to receive patronage refunds. (See "Patronage Refunds.") Members are eligible to attend membership meetings and to participate in the selection of member committees. In addition, only members may be elected to the Agway Council or to the Board of Directors of the Company (each of the foregoing are described below). Only members, by reason of their ownership of Membership Common Stock of the Company, are entitled to vote at meetings of the stockholders.

      The Company has presently outstanding two classes of capital stock, preferred and common. The series of preferred stock are: 6% Cumulative Preferred Stock, Series A ($100 par value); 8% Cumulative Preferred Stock, Series B ($100 par value); 8% Cumulative Preferred Stock, Series B-1 ($100 par value); and 7% Cumulative Preferred Stock, Series C ($100 par value) owned by members of Agway, the Agway Inc. Employees' Thrift Investment Plan and the general public. The Honorary Member Preferred Stock, Series HM ($25 par value), is

(THOUSANDS OF DOLLARS)
held only by former Agway members. The Membership Common Stock ($25 par value) is held only by active farmers who are patrons of Agway.

      The incidents of ownership of Membership Common Stock in Agway differ considerably from those of common stock ownership in the usual business corporation.  The  Membership  Common Stock may be  purchased  only by persons entitled to membership in the Company. Only farmers and cooperative organizations of farmers who purchase farm supplies or services or market farm products through Agway may be members. By reason of the fact that the Company functions as an agricultural cooperative, its Membership Common Stock primarily serves the purpose of evidencing membership in the Company rather than of evidencing an equity interest in the Company. The equity claim of Membership Common stockholders to the assets of Agway is measured by, and restricted to, the $25 par value of the share, plus dividends declared and unpaid, if any, for the current year. Except for the dividends, limited to 8% of the par value of Membership Common Stock, which may be declared in any one year and the capital invested as represented by the par value of such shares, the residual equities in the net assets of Agway (Retained Margin) are held for the benefit of past and present member-patrons of the Company which include the patrons of predecessor and certain acquired corporations. Such Retained Margin as was allocable to their respective patrons on the books of Eastern States Farmers' Exchange, Incorporated and Cooperative Grange League Federation Exchange, Inc. as of June 30, 1964, Pennsylvania Farm Bureau Cooperative Association and its affiliates as of May 31, 1965, and other cooperatives acquired by Agway, has been assumed by and retains its status in Agway by virtue of the mergers and acquisitions at that time.

      No Agway member is entitled to a distribution of assets with respect to Retained Margin prior to the dissolution of the Company. In the event of dissolution of the Company and after payment in full of all debts and any amounts to which holders of preferred stock, revolving fund certificates, and common stock are entitled, pursuant to the provisions of the By-laws of the Company, the Retained Margin will be distributed proportionately among the Agway member-patrons in accordance with their interests as reflected on the books of the Company and the books of predecessor and certain acquired corporations.

      The control of the affairs and business of Agway is vested in its Board of Directors. All shareholder actions, except as otherwise provided by law, including the election of directors, are determined by the vote of Agway stockholder-members present by proxy or in person at the annual meeting (or special meetings) of stockholders.

      The Board of Directors currently numbers 18 persons, all of whom are nominated on a district representation basis by 95 Agway Geographic Member Committees. Each year, directors are nominated on a district representation basis by Agway Geographic Member Committees representing members within the district. A plan was adopted by the Board of Directors in 1994 to reduce the number of Director Districts from 18 to 15 over the period 1994 through 1997. The first phase of this plan will start following the Annual Meeting in 1995 when the number of Districts will be reduced to 17. At each annual meeting of the corporation, the stockholders elect five or six directors to fill the vacancies resulting from the expiration of the terms of district directors and each director so elected holds office for a term of three years. Although the directors are nominated on a district representation basis by Agway Geographic Member Committees, the persons so nominated are elected by the vote of all members.

      The Agway Council consists of the chairperson of each Agway Geographic Member Committee and one other committee member appointed annually by the chairperson. Being elected chairperson of one of these committees automatically places a person on the Council and removal as chairperson automatically removes him/her from the Council. The Council meets formally with the Agway Board annually and serves as liaison between the Agway Board, Agway management, and the chairperson's committee. The objective of the Agway Council is to improve member communications and to increase the effectiveness of the committees.

(THOUSANDS OF DOLLARS)


PATRONAGE REFUNDS

      The By-laws of the Company provide that members and so-called "contract patrons" shall be paid, after the close of each fiscal year, patronage refunds in cash in an amount equal to realized net margin of the Company (computed on a tax accounting basis) derived from sales of farm supplies for the fiscal year after deduction of (a) such reasonable reserves as the Board of Directors may determine to be necessary for operating purposes and (b) amounts paid or set aside for payments as dividends on issued and outstanding stock of the Company, provided that the total of such refunds paid shall not exceed the total net margin attributable to purchasing business conducted with such members and contract patrons during the fiscal year. (The term "purchasing," as referred to herein refers to the buying of Agway farm supplies by Agway members and contract patrons.) Each member and contract patron shares the total patronage refunds in the proportion in which his/her purchases of farm supplies transacted for the year directly with the Company as well as through Agway representatives bears to the total farm supply business transacted with all such members and contract patrons in such year. No patronage refunds are payable with respect to marketing business done through Agway except on a contract basis.

      Pursuant to the Company's By-laws, the Board of Directors has authorized the Company to enter into patronage refund contracts with the following contract patrons: certain departments or agencies of state governments and political subdivisions; the Federal Government; and charitable, religious, and educational institutions engaged in the production or utilization of agricultural products. The business done with such contract patrons represents less than 1% of the Company's annual sales volume.

      RETAINED MARGIN: All net margin (gross receipts reduced by all operating expenses) of the Company remaining after provision for payment of applicable income taxes, payment of dividends on issued and outstanding stock of the Company, payment of patronage refunds from purchasing activities, as well as all net margin from the business activities of predecessors in interest to the Company retained as reasonable reserves, represent the Retained Margin of the Company. Such Retained Margin consists of:

      (1) That portion of member margin (net margin derived from purchasing business with members) undistributed to member-patrons.

      (2) Residual net margin attributable to nonmember patron business and to marketing operations.

      (3)  All other income, including dividends and interest from investments.

ITEM 3.  LEGAL PROCEEDINGS
(THOUSANDS OF DOLLARS)

      The Company and its subsidiaries are not involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business except the following:

      In March 1987, Benjamin Farber filed a third party complaint in the U.S. District Court, District of New Jersey, against certain parties formerly connected with an industrial site in South Kearny, New Jersey. The United States of America, on behalf of the Environmental Protection Agency (EPA), filed a complaint under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) against Mr. Farber seeking reimbursement for engineering studies, clean up costs, and future remedial work in connection with alleged contamination of the South Kearny property. Mr. Farber's action against Agway and others seeks contribution from Agway and others. Agway, a former owner of the South Kearny property, sold its remaining interest in 1966. Agway has executed a consent decree with the EPA which should resolve Mr. Farber's claims against Agway and potential claims by the EPA against Agway. According to the consent decree, Agway's contribution to the contamination of the South Kearny property, if any, was de minimis and Agway agreed to pay the EPA a $300 settlement. The consent decree should be entered by the Court in the near future. The New Jersey Department of Environmental Protection (NJDEP) has also demanded the clean up of the site. Agway believes the pending lawsuit and the claim by the NJDEP will be satisfactorily resolved and any adjustments will not be material in relation to the consolidated financial position of Agway.

      In June 1990, the State of New York (NYS) commenced a lawsuit in the New York State Supreme Court for Albany County against Agway Petroleum Corporation
(APC), Speedsville Volunteer Fire Department, and other defendants alleging they are strictly and jointly and severally liable for $158 in cleanup and removal costs incurred by the New York Environmental Protection and Spill Compensation Fund and $200 in statutory penalties pursuant to the New York State Navigation Law. NYS alleges that a gasoline storage system located on property of the Speedsville Volunteer Fire Department discharged gasoline which was detected in a nearby residential well. NYS also alleges that the owners of the gasoline storage system included APC and Speedsville Volunteer Fire Department. Because APC believes that at no time did it own the gasoline storage system and its gasoline did not contribute to the contamination, APC denies NYS's allegations and believes the relief sought by NYS against APC is unjustified. Therefore, APC intends to contest the allegations in the lawsuit and believes adjustments, if any, will not be material in relation to the consolidated financial position of Agway.

     In November 1991, APC notified the EPA that APC had recently discovered that certain forms that APC's facilities are required to file under the Emergency Planning and Community Rights-To-Know Act (EPCRA) may not have been filed on time. In August 1994, the EPA filed an Administrative Complaint against APC for violations of EPCRA alleging penalties. A settlement of this matter has been negotiated in which APC and EPA executed a consent agreement under which APC will pay the EPA $100 in cash and agree to undertake certain environmentally beneficial expenditures with a value of $500.

      On May 29, 1992, the Commissioner of Environmental Protection of the State of Connecticut (CDEP) commenced a civil action against Hood alleging violations of state statutes and regulations relating to pollution of the waters of the state in connection with Hood's Suffield, Connecticut, facility. In connection with these allegations, the CDEP has made a demand of $2,400. Settlement of this matter is being negotiated in which Hood and the CDEP will agree to a stipulated Judgment under which Hood will pay CDEP $325 and agree to construct on-site wastewater pretreatment facilities and conduct a study of the Suffield facility's level of fat, oil and grease discharge. Hood believes that this matter will be satisfactorily resolved and any adjustments will not be material in relation to the consolidated financial position of Agway.

(THOUSANDS OF DOLLARS)

      In August 1994, the EPA notified  Motor  Transportation  Services,  Inc.
(MTS), an inactive wholly owned subsidiary of AHI, that the EPA has reason to believe that MTS is a potentially responsible party (PRP) under the federal CERCLA at the Rosen Site, Cortland, New York. The EPA requested that MTS and other PRPs participate in the ongoing Remedial Investigation/Feasibility Study (RI/FS) for the Rosen Site. MTS believes that its involvement at the Rosen Site, if any, is minimal and responded appropriately to the EPA's request. In a related matter, other PRPs at the Rosen Site, Cooper Industries, Inc., et al., filed a complaint under CERCLA against the Company, MTS and other alleged PRPs at the Rosen Site in the U. S. District Court, Northern District of New York in June 1992 seeking reimbursement for the cost of the ongoing RI/FS. The Company and MTS believe the relief sought by Cooper Industries, Inc., et al. is unjustified and are contesting the allegations in the lawsuit. Adjustments, if any, will not be material in relation to the consolidated financial position of Agway.

      In December 1985, it was asserted by the Massachusetts Department of Environmental Protection (MDEP) that certain real property located in West Concord, Massachusetts previously owned by Agway is contaminated and that Agway and the current owner of the property are responsible for the cost of investigating and cleaning up environmental contamination at the property. In September 1993, Agway entered into an Administrative Consent Order with the MDEP pursuant to which Agway performed a phase II comprehensive site assessment. In March 1995, Agway and the current owner entered into a settlement agreement whereby Agway agreed, at Agway's expense, to complete any additional assessment, containment, removal or remediation actions at the property. The current owner agreed to cooperate with Agway in achieving a permanent solution satisfactory to the MDEP and in compliance with the MDEP's requirements. Agway is preparing a risk assessment scope of work in cooperation with the MDEP. The Company currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

      In August 1995, the EPA notified Agway that the EPA has reason to believe that Agway is a PRP under CERCLA at the Tri-Cities Barrel Site, Port Crane, New York. The EPA requested that Agway and other PRPs participate in the ongoing RI/FS for the Tri-Cities Barrel Site. Agway believes that its involvement at the Tri-Cities Barrel Site is minimal, and Agway is in the process of gathering information concerning the cost of participating in the ongoing RI/FS and any subsequent remedial work prior to responding to the EPA's request.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no items submitted to a vote of security holders for the three months ended June 30, 1995.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

      (a)  Principal Market

                There is no market for the equity securities of the Company other than through its current practice of repurchasing outstanding securities at par ($25) whenever registered holders thereof elect to tender them for redemption.

      (b)  Approximate Numbers of Holders of Common Stock

                The number of holders of record of the Company's Common Stock, as of September 15, 1995, is 108,496, of which 22,286 shares have been called for those holders no longer meeting the membership eligibility requirements as identified in Section 2.1(a) in the By-Laws of Agway Inc.

      (c)  Dividends Paid

                An annual 6% dividend, or $1.50 per share, was paid on the Company's Common Stock in fiscal 1995 and fiscal 1994.

      (d) Limitations on Ownership and Availability of Net Margin to Membership Common Stockholders
                Refer to Items 1 and 2, "Business and Properties" sections on "Stockholder Membership and Control of Agway" and "Patronage Refunds."

ITEM 6. SELECTED FINANCIAL DATA

      The following "Selected Financial Data" of the Company and Consolidated Subsidiaries has been derived from consolidated financial statements audited by Coopers & Lybrand L.L.P., whose reports for the periods ended June 30, 1995, 1994 and 1993 are included elsewhere in the 10-K, and should be read in conjunction with the full financial statements of the Company and Notes thereto included under Item 8.

                                                                  (In Thousands of Dollars Except Per Share Amounts)

                                                 -----------------------------------------------------------------------------------

                                                                                  Years Ended June 30,

                                                    1995              1994               1993             1992              1991
                                                    ----              ----               ----             ----              ----

Net sales and revenues (1) ................      $ 2,082,861       $ 2,187,193       $ 2,278,829      $ 2,390,652       $ 2,577,706
                                                 ===========       ===========       ===========      ===========       ===========
Margin (loss) from

continuing operations (1 and 2) ...........      $   (22,962)      $    (5,682)      $    24,218      $   (59,188)      $    (6,049)
                                                 ===========       ===========       ===========      ===========       ===========
Net margin (loss) (3) .....................      $   (15,908)      $    (3,304)      $    19,750      $   (58,813)      $    (6,420)
                                                 ===========       ===========       ===========      ===========       ===========
Total assets (1) ..........................      $ 1,354,091       $ 1,400,314       $ 1,352,064      $ 1,372,992       $ 1,385,681
                                                 ===========       ===========       ===========      ===========       ===========
Total long-term debt (1) ..................      $   301,190       $   291,587       $   261,690      $   278,314       $   284,258
                                                 ===========       ===========       ===========      ===========       ===========
Total long-term subordinated

    debt (1) ..............................      $   406,258       $   414,306       $   386,303      $   389,551       $   327,650
                                                 ===========       ===========       ===========      ===========       ===========
Preferred stock ...........................      $    65,635       $    71,338       $    53,474      $    64,522       $    64,384
                                                 ===========       ===========       ===========      ===========       ===========
Cash dividends per share

  of common stock .........................      $      1.50       $      1.50       $      1.50      $      1.50       $      1.50
                                                 ===========       ===========       ===========      ===========       ===========

(1) Certain amounts reported in fiscal years ended June 30, 1991-1994 have been reclassified to conform to current year presentation of Hood being re-introduced as a continuing operation.

(2) 1995 and 1994 data reflects the adoption of Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other Than Pensions." See Note 13 to the financial statements included in
    Item 8.

(3) 1992 data reflects a $75,000 charge before taxes for business restructuring; 1994 data reflects a $6,065 credit before taxes from business restructuring; 1995 data reflects a $16,724 loss before taxes on investment value and divestiture expenses related to Hood, an after-tax gain on the sale of Curtice Burns of $4,430 and a credit before taxes from business restructuring of $3,248. See Note 3 and 17 to the financial statements included in Item 8.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                            (THOUSANDS OF DOLLARS)

      The following discussion refers to Agway Inc. and Consolidated Subsidiaries and should be read in conjunction with "Selected Financial Data" (Item 6) and the Financial Statements of the Company and Notes thereto (Item
8), specifically "Segment Reporting" (Note 14) and "Discontinued Operations" (Note 17). The purpose of this discussion is to outline the most significant factors having an impact upon the results of operations, the liquidity and the capital resources of the Company for fiscal years ended June 30, 1993 through June 30, 1995.

FINANCIAL OVERVIEW

      The Company's consolidated net loss of $15,900 for fiscal 1995 compares to a $3,300 net loss in 1994 and $19,750 in net margin in 1993. Loss from continuing operations before income taxes totaled $26,700 in 1995 compared to a $4,600 loss in 1994 and income of $10,300 in 1993. There are three principal reasons for the increased pre-tax loss from continuing operations in 1995. First, in keeping with Agway's intent to divest of its 99.9% investment in H.
P. Hood Inc. (Hood), the Company recognized a cost of $16,700 in pre-tax loss in value in its investment in Hood and expenses incurred in efforts to sell Hood that were previously deferred but are currently recognized as the result of no longer classifying Hood as a discontinued operation. Second was an $11,600 decrease in operating profit (without regard to the effects of restructuring of $14,800) from Energy due primarily to climate conditions. 1995 was the third warmest winter on record, according to a weekly publication of an investment broker, which was approximately 11% warmer than historical average degree days for the winter months compared to 1994 which was 9% colder as compared to historical average degree days. Third, the Company incurred $7,600 in severance costs in 1995, $1,300 of which had to do with restructuring operations at Hood and $6,300 of which was a result of further reorganization of the Company through a process of decentralization. The decentralization is intended to improve future operations through reduced costs and further emphasis on customer service through local decision-making. These principal causes of increased loss were offset to an extent by improved operating results in Agriculture & Consumer of $10,300 after giving consideration to $3,600 of severance incurred by this segment and by a $5,700 gain from curtailment of the Hood defined benefit pension plan. The increased loss from continuing operations was reduced by a $4,430 after-tax gain on the sale of Agway's investment in Curtice Burns Foods, Inc. (Curtice Burns) consummated in November 1994 and a $2,600 after-tax income adjustment required when reclassifying Hood to continuing operations. See "Discontinued Operations."

      Consolidated net sales decreased in 1995 to $2,082,900 from $2,187,200 in 1994 and $2,278,800 in 1993. This represents an 8.6% decrease in net sales and revenues since 1993. This was primarily due to $127,300 of reduced Energy sales from planned divestitures of retail locations under the Company's restructuring efforts, an effort to reduce gas and diesel sales to low-margin, high-volume commercial accounts and heating oil volume decreases from the warmer than normal winter in fiscal 1995 noted above.

     Consolidated operating costs of $2,069,000 decreased $94,800 (4.4%) in 1995 compared to 1994 and decreased $165,500 (7.4%) since 1993. Operating costs, before the effects of restructuring, as a percentage of total net sales and revenues were 99.5%, 99.2% and 98.1% as of 1995, 1994 and 1993, respectively. Product and plant operation costs were approximately 88.2% of total net sales and revenues in 1995, a reduction from 88.9% in 1994 and 88.7% in 1993. This improvement was offset by higher selling, general and administrative (SG&A) activities over the same period. Total SG&A costs as a percent of total net sales and revenues were 9.6% in 1995 compared to 8.9% in 1994 and 7.9% in 1993.

      Interest expense, net of interest income, has remained relatively constant over the three-year period at approximately 1.6% of total operating costs and expenses.

      Other income has increased each year from 1993 to 1995 and has been mainly due to improved results on the sale of properties and equipment, increased patronage refunds received and, in 1995, also as the result of a Hood pension curtailment gain. (See Note 15 to the financial statements in Item 8.)

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                            (THOUSANDS OF DOLLARS)

FINANCIAL OVERVIEW (CONTINUED)

      Income taxes have been affected by a number of items over the past three years which is reflected in the effective tax rates of (14.1%), 24.7% and (134.2%) for the fiscal years ending June 30, 1995, 1994 and 1993, respectively. In 1993, the tax benefit resulted from reversals of both prior year tax accruals and a deferred tax asset valuation allowance and as a result of Hood being re-introduced to continuing operations. In 1994, the tax expense resulted from the requirement to pay state income taxes on profitable corporate operations and from the change in the valuation allowance. The statutory rate was beneficially impacted in 1995 by the current recognition of an anticipated tax benefit with respect to the future sale of Hood and adversely impacted by state income taxes (see Note 8 to the financial statements in Item 8).

      Since late in fiscal 1992, the Company has been  implementing  its major restructuring effort, Customer Driven: 1995 (the "Project"), that was anticipated to be completed over a three-year period. The Project was comprehensive and management believed its study and the resulting conceptual design made it possible to reasonably estimate the total cost of the Project. An accrual of $75,000 was estimated and accrued at that time, but it was anticipated that changes in the plan and reserve would occur during implementation. Costs of $65,900 were initially estimated to implement the plan. These included $23,400 for personnel reductions, $25,800 in connection with the planned disposition of assets and $16,700 of other costs anticipated in connection with the implementation of the plan. The estimate also included the disposal or sale of assets with a net book value of approximately $108,900 with estimated proceeds of approximately $99,800.

      At June 30, 1994, based on the work accomplished in the first two years of the Project and an assessment of the work remaining to be accomplished, it was determined that of the $75,000 net reserve initially provided for the Project, only $68,900 would be required and $6,100 was released to operating earnings. This net impact affected the segment results for 1994 as follows (expense)income: Agriculture & Consumer, $4,700; Energy, $13,500; and Corporate, $(12,100). As the initiatives were completed and drew toward closure in fiscal 1995, an additional $3,200 was released to operating income to adjust for anticipated future costs avoided due to insufficient benefits. The net impact on the segments for 1995 was as follows (expense)income:
Agriculture & Consumer, $2,400; Energy, $(1,300); and Corporate, $2,100. As of June 30, 1995, the unexpended reserves remaining in the restructuring initiatives totaled $6,200. Expected future cash requirements to complete these initiatives approximate $5,200. See Note 3 to the financial statements in Item 8 for a detail breakout of the Company's restructuring efforts.

      During fiscal 1995, in an initiative separate from the Project, the Company analyzed its corporate general and administrative costs to determine where costs could be eliminated in the future, what functions could be more efficiently and cost effectively performed by the different business units and where certain fixed costs could be converted to variable. As a result, a number of functions performed at the corporate level were eliminated or transferred to operating units. Concurrent with this process, the Company's Agriculture & Consumer units were realigning themselves to be closer to Agway's farm customers and to provide even higher levels of customer service. Newly appointed executive officers in these units significantly reduced operating costs while implementing the new business structure discussed. This process, as was noted previously, generated approximately $6,300 in severance costs being recognized in 1995, of which $3,600 was incurred in Agriculture & Consumer, $600 in Energy and $2,100 in Corporate.

DISCONTINUED OPERATIONS

      On March 23, 1993, the Agway Board of Directors authorized management to sell the Company's interest in Curtice Burns and Hood. Management and the Board had specific plans for the divestiture of these operations and expected to divest of both investments in fiscal 1994; however, due to unanticipated occurrences, neither transaction was consummated by June 30, 1994. Management and the Board continued to execute their plans for sale into fiscal 1995 and on November 3, 1994 sold its interest in Curtice Burns as described below. Due to the cessation of discussions with a management buyout group on the sale of Hood in January 1995, the Company re-introduced Hood as a continuing operation at that time.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                            (THOUSANDS OF DOLLARS)

FINANCIAL OVERVIEW (CONTINUED)

DISCONTINUED OPERATIONS (CONTINUED)

CURTICE BURNS FOODS, INC.

      Curtice Burns accepted an offer from Pro-Fac Cooperative Inc. (Pro-Fac) to acquire all outstanding shares of Curtice Burns for $19 per share in cash, and entered into a definitive merger agreement with Pro-Fac. This agreement closed on November 3, 1994, and at that time, the Company sold its interest in Curtice Burns to Pro-Fac and received cash proceeds of $55,786 and recorded a profit, net of income taxes of $19,700, of $4,430. See Note 17 to the financial statements included in Item 8 for details on the effect of the sale.

H. P. HOOD INC.

      Agway had expected to consummate its sale of Hood by December 1993 to an investor group led by the management of Hood in a transaction expected to involve the use of an employee stock ownership plan. Financing for the investor group was delayed in December 1993, and the make-up of the investor group was reconstituted by February 1994. A downturn in the Northeast dairy market adversely impacted Hood operating results and caused a reassessment of the terms of sale and terms for the various members of the investor group, further delaying the transaction. The adverse operating results continued through June 30, 1994, causing further delay, while Hood management developed financial plans to deal with the marketplace change.

      As of November 1994, the sale of Hood was anticipated to close shortly in a sale to the Hood management-led buyout group, the terms of which had been generally agreed to by Agway and the management buyout group in a transaction which included a complex financing structure. A further delay ensued. Based on changed business conditions and financial markets during this prolonged negotiation, on January 24, 1995, Agway and the management buyout group mutually concluded to cease the pursuit of this sale transaction.

      At that time, while Agway was still actively interested in the sale of Hood, Agway was no longer able to estimate with reasonable certainty whether a sale would occur within the next year. Accordingly, effective December 31, 1994, Agway reclassified Hood from a discontinued operation to a continuing operation for financial reporting purposes. Prior year results have been restated to reflect Hood as a continuing operation.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                            (THOUSANDS OF DOLLARS)

RESULTS OF OPERATIONS

1995 COMPARED WITH 1994

CONSOLIDATED RESULTS

      Consolidated net sales and revenues of $2,082,900 decreased $104,300 (4.8%) in fiscal 1995 compared to 1994. The decrease was due to declines in Agriculture & Consumer, Energy and Dairy. The Agriculture & Consumer decline of $55,300 (5.2%) was attributed to a softer demand for feed products as corn and soybean harvests were strong and plentiful which substantially reduced the tons of feed sold during fiscal 1995. Additionally, the mild winter conditions in 1995 negatively impacted the retail and wholesale bird food, small animal food and bagged feed sales. The Energy decrease of $45,300 (8.1%) was primarily due to 1995 being the third warmest winter on record which negatively impacted the volume of heating oil sales. Dairy experienced a $10,400 (2.1%) decrease in net sales and revenues primarily in its dairy division due to the loss of private label volume. This decline was partially offset by improvements to its manufactured products group (MPG) sales from continued growth of the group's extended shelf-life business.

      Consolidated operating costs and expenses were $2,069,000 in 1995 as compared to $2,163,800 in 1994. The $94,800 (4.4%) decrease was the result of a decrease in product and plant operation costs of $107,700 and was offset by increases in selling, general and administrative costs of $5,300, leasing operating costs of $4,400 and a $2,800 decrease in restructuring credits in 1995. The decrease in product and plant costs was a result of the various location divestitures in the Agriculture & Consumer and Energy businesses that occurred as a part of the Company's restructuring efforts over the past three years. The increase in selling, general and administrative costs was mainly the result of additional costs from severance and increased bad debt expense. Total operating costs, before restructuring credits, as a percent of total net sales and revenues were 99.5% and 99.2% in fiscal 1995 and 1994, respectively.

      Interest expense, net of interest income, totaled $36,200 in 1995 as compared to $33,600 in 1994, representing a $2,600 (7.7%) increase. The increase was attributable to higher interest rates on slightly higher average balances of debt.

      Other income in fiscal 1995 totaled $12,300 as compared to other income of $5,600 in 1994. The increase of $6,700 in 1995 was mainly the result of larger patronage refunds received and a Hood pension curtailment gain.

     As previously discussed, in keeping with Agway's interest to divest of its 99.9% interest in Hood, the Company recognized a cost of $16,700 in pre-tax loss in value in its investment in Hood and expenses incurred in its efforts to sell Hood from March 23, 1993 to June 30, 1995. These costs include a $15,884 loss before taxes for transaction costs incurred in connection with past sales efforts and an impairment allowance with respect to the ultimate sale of its investment in Hood.

     Pre-tax margin (loss) from continuing operations was $(26,700) in 1995 compared to $(4,600) in 1994. As described earlier and in more detail in subsequent segment discussion, the increased loss was primarily a result of the above costs related to Hood, the negative impact in the Energy segment from the mild winter conditions and severance incurred from the Company's decentralization. These were offset by improved operational results in Agriculture & Consumer and the Hood pension plan curtailment gain.

      Income tax expense (benefit) was $(3,800) and $1,100 in fiscal 1995 and 1994, respectively, for an effective rate of (14.1%) and 24.7%. The statutory rate was beneficially impacted in 1995 and 1994 by the current recognition of an anticipated tax benefit with respect to the future sale of Hood and was adversely impacted by state income taxes as the Company is unable to recognize the benefit of operating losses from certain subsidiaries to offset state tax on income from other operations.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                            (THOUSANDS OF DOLLARS)

RESULTS OF OPERATIONS (CONTINUED)

AGRICULTURE & CONSUMER

      Total sales and revenues of $1,015,800 in 1995 represented a decline of $55,300 (5.2%) from 1994. The Agway Agricultural Products (AAP) component experienced a $14,400 (2.8%) decrease that was substantially due to softer demand for feed products as corn and soybean harvests were strong and plentiful. The crops sales were relatively level compared to 1994. Agriculture & Related Services (ARS) sales and revenues dropped $36,300 (11.9%) compared to 1994. The retail decrease was due to the warm winter with less than average snowfall negatively impacting seasonal items such as bird food, small animal food and bagged feed sales. The retail product sales decrease was partially offset by an increase in wholesale sales. Wholesale volume increases were the result of higher power equipment, nursery and soil conditioner volumes to franchised dealers in 1995. Country Products Group (CPG) sales declined $4,600 (1.8%) compared to 1994. The majority of the decline occurred in commodity processing, produce repack and tablestock and seed potatoes and was offset by improvements in field and garden seed operations and turf operations.
Commodity product declines were in sunflower. The warm winter reduced the demand for sunflower bird food unit volume by 17.5% which was partially offset by 11.8% unit volume increases in human edible sunflower seeds. The produce and Maine operations declines resulted from a net loss of volume, as well as a poor quality of crop in Maine due to a blight that affected the harvest.

      The Agriculture & Consumer operating results improved in 1995 by $4,400 (62%) due to a loss of $2,700 as compared to a loss of $7,100 in 1994. A 1995 operating result improvement of $10,300 was offset by $3,600 of severance incurred to effect the reorganization initiated and implemented in 1995 and a $2,300 lower credit from restructuring ($2,400 in 1995 compared to $4,700 in 1994). All three components of Agriculture & Consumer successfully reduced expenses from limiting overtime worked, reducing selling and advertising costs and through the elimination of positions.

ENERGY

      Total net sales and revenues for fiscal 1995 of $510,800 decreased $45,200 (8.1%) as compared to fiscal 1994, primarily due to lower heating oil volume from 1995 being the third warmest winter on record. Heating oil sales decreased $38,300 due to a volume decrease of 35.7 million gallons (15.0%) in 1995 as compared to 1994. Power fuels sales (gasoline and diesel fuel) decreased $6,800 or 11.3 million gallons (4.4%) and is a direct result of underground tank removal necessitated by federal regulations. In total, sales unit volume was down 49.1 million gallons (8.3%). This equates to a $42,100 (7.1%) sales decline due to volume. The average price per unit was down .7 cents per gallon (.8%), which decreased revenues by approximately $3,100 in 1995.

     Due to the unit volume and selling price declines in 1995, Energy realized a decline in operating margins of $11,600 as compared to the previous fiscal year. Operating margins in 1995 were an additional $14,800 lower than 1994 due to a restructuring charge of $1,300 in 1995 compared to a restructuring credit of $13,500 in 1994. Operating margins, after restructuring, as a percentage of net sales and revenues decreased to 2.9% in fiscal 1995 as compared to 4.7% in the prior fiscal year as the result of the above declines.

DAIRY

      Dairy consists of Hood, of which 99.9% is owned by AHI.

      Hood net sales and revenues declined $10,400 (2.1%) to $483,600 in 1995. The dairy and ice cream operations experienced decreases of $25,200 (8.4%) and $1,100 (1.5%) in net sales and revenues, while manufactured products group
(MPG) had an increase of $15,900 (13.5%) compared to 1994. The dairy division operations decrease was the result of volume reductions of private-label products and the sale of the Mid-Hudson business in February 1995. The ice cream decrease was also volume-related. MPG experienced continued growth in its lactaid and license business which was reflected in increased volume in 1995.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                            (THOUSANDS OF DOLLARS)

RESULTS OF OPERATIONS (CONTINUED)

DAIRY (CONTINUED)

      Net operating results of a $1,400 loss in 1995 showed improvement from a $3,400 loss in 1994. The 1995 gross margin as a percent of net sales improved slightly from 20.7% in 1994 to 21.4% in 1995. Operating expenses as a percent of net sales were consistent between 1995 and 1994 at 19.7% and 19.3%, respectively. The improvement in net operating results substantially came from increased gross margin of $1,600 and a gain of $2,100 in February 1995 when the dairy division sold its Mid-Hudson business to Crowley Foods. These improvements were offset by a May 1995 decision to move the fluid milk operation from Boston to Agawam. As a result, costs of $1,700 were incurred which included $1,300 for severance related to the reduction in work force and $400 for the write-down of certain fixed assets.

FINANCIAL SERVICES

      Financial Services consists of Telmark, a leasing subsidiary; Agway Insurance, a property and casualty insurance subsidiary; and Agway General Agency, a subsidiary which markets accident and health insurance products and administers health insurance programs.

     Total sales and revenues for fiscal 1995 totaled $71,500 and is made up of $41,900 at Telmark and $29,600 at the insurance operations. These results reflect a $6,800 (19.4%) increase in Telmark revenues offset by a $1,100 (3.6%) decrease in revenues from the insurance operations in 1995 as compared to the prior year. Telmark's increase is the result of a 20% increase in its net lease revenues primarily from expanding its territory, thus generating the additional revenues. The insurance operations overall had a stable operating performance and the slight decline in revenue was not inconsistent with prior year variations.

      Operating profit for Financial Services was $10,500 for both 1995 and 1994. Telmark experienced an $800 increase which was fully offset by a decline in the insurance operating profit.

CORPORATE

      The Corporate operating loss of $10,300 in 1995 improved over a 1994 loss of $10,900. The $600 improvement resulted from lower miscellaneous net expenses. However, during 1995, many large offsetting items did occur. In 1995, Corporate reported $2,200 of restructuring credits compared to a $13,000 expense in 1994 and Hood curtailed its defined benefit plan which resulted in a $5,700 gain. The $20,900 improvement from these two items was fully offset by Hood loss on investment value and divestiture expenses in 1995 of $16,700, approximately $2,100 of deferred costs written off due to certain planned technological improvements in the Company's restructuring efforts being terminated and $2,100 of severance incurred in connection with 1995 decentralization initiatives.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                            (THOUSANDS OF DOLLARS)

RESULTS OF OPERATIONS

1994 COMPARED WITH 1993

CONSOLIDATED RESULTS

      Consolidated net sales and revenues of $2,187,200 decreased $91,600 (4.0%) in fiscal 1994 compared to 1993. The decrease in fiscal 1994 was principally due to decreased revenues in Energy and Dairy offset, in part, by increases in Agriculture & Consumer. Energy revenue decreases in 1994 of $82,100 were primarily associated with divestitures of retail locations and gas and diesel sales to low-margin, high-volume commercial customers. The $60,800 sales increase in fiscal 1994 from Agriculture & Consumer primarily reflects $46,900 from the full-year operation of the store corporations under ARS, which were acquired primarily in the fourth quarter of 1993 and the first quarter of fiscal 1994.

      Consolidated operating costs and expenses in fiscal 1994 were $2,163,800 as compared to $2,234,500 in 1993, representing a decrease over the prior year of $70,700 (3.2%). Operating costs and expenses were favorably impacted by a restructuring credit of $6,100 in fiscal 1994. Total operating costs, before restructuring credit, as a percent of total net sales and revenues were 99.2% and 98.1%, respectively, in fiscal 1994 and 1993. In fiscal 1994, selling, general and administrative costs increased by $14,600 (8.1%) to $194,600 as Agriculture & Consumer incurred increased costs to administer the newly acquired store corporations and additional costs in connection with the marketing, selling and operating practices of the newly segregated agriculture and consumer retail operations.

      Interest expense, net of interest income, in fiscal 1994 and 1993 was $33,600 and $35,700, respectively, representing a $2,100 (5.9%) decrease. The decrease was the result of increased average borrowings being more than fully offset by lower interest rates in fiscal 1994 compared to 1993.

      Other income in fiscal 1994 was $5,600 as compared to $1,800 in 1993. In fiscal 1993, other income was adversely impacted by a loss on disposal of property and equipment of $4,200 and settlement costs associated with a former subsidiary.

      Pre-tax (loss) margin from continuing operations was $(4,600) and $10,300 in fiscal 1994 and 1993, respectively. The decrease in pre-tax margins in fiscal 1994 resulted primarily from increased operating losses incurred by Agriculture & Consumer offset, in part, by improved operating results from Energy as further explained in the following segment discussions.

      Income tax expense (benefit) was $1,100 and $(13,900) in fiscal 1994 and 1993, respectively, for an effective rate of 24.7% and (134.2%). The effective rate was beneficially impacted each year by the current recognition of an anticipated tax benefit with respect to the future sale of Hood. In fiscal 1994 and 1993, the effective rate was adversely impacted by state income taxes as the Company was unable to recognize the benefit of operating losses from certain subsidiaries to offset state tax on income from other operations. The 1993 benefit was principally the result of an adjustment of a prior year tax accrual no longer deemed necessary and the net reversal of a $6,000 deferred tax asset valuation allowance established in 1992.

AGRICULTURE & CONSUMER

      Total net sales and revenues for Agriculture & Consumer were $1,070,800 and $1,010,200 for fiscal years 1994 and 1993, respectively. Net sales and revenues increased $60,600 (6.0%) in fiscal 1994 due to the acquisition of 53 store corporations, primarily in the fourth quarter of fiscal 1993, which incrementally increased sales, gross margins and expenses over the preceding year; and to volume and price increases in the CPG business unit. Total net sales and revenues for AAP remained relatively constant with the prior year. Gross margins for AAP declined slightly in fiscal 1994 due to competitive market conditions in the northeast service area.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                            (THOUSANDS OF DOLLARS)

RESULTS OF OPERATIONS (CONTINUED)

AGRICULTURE & CONSUMER (CONTINUED)

      Agriculture & Consumer incurred an operating loss of $7,100 in fiscal 1994 ($11,800, excluding a restructuring credit of $4,700) as compared to an operating profit of $13,300 in fiscal 1993. The change in operating results from 1993 to 1994 reflects the decline in gross margin, increases in costs due to inflationary increases, plus increases incurred on transferring the marketing, sales, and related operating assets of agricultural products, previously conducted through retail operations, to agricultural hubs and dedicated service centers. These changes to improve customer service increased the costs of operations during the course of implementation.

      As part of the Company's overall restructuring efforts previously discussed, restructuring initiatives for Agriculture & Consumer during fiscal 1994 and 1993 were primarily focused on transferring the marketing, sales and related operating assets of agricultural products, previously conducted through retail operations, to agricultural hubs and dedicated customer service centers. This transition was completed in fiscal 1993 in New England and Pennsylvania and was completed in New York in the first half of fiscal 1994. An additional initiative focused on merging 53 local store cooperatives into Agway, which was substantially completed in the fourth quarter of fiscal 1993, which increased sales, gross margins and expenses for ARS. In addition to completing the New York transition, the fiscal 1994 initiatives for the segment centered around designing and, to some degree, implementing the streamlining of operating and administrative processes through reviews of supply chain management, product category management, and warehousing systems; closing, consolidating, or converting facilities to focus assets and capital in selected markets and eliminate duplication; and sales enhancement through customer service and quality reviews.

ENERGY

      In fiscal 1993, divestitures of 19 locations were completed, and during fiscal 1994, divestitures of four retail locations were completed by Energy as part of the Company's restructuring strategy to focus assets and capital in selected markets. In addition, refocusing of sales to commercial accounts away from price-oriented accounts to service-oriented businesses continued to occur. As expected, this continued to decrease sales volume but had a favorable impact on per unit gross margins realized.

     Total net sales and revenues for fiscal 1994 of $556,000 decreased $82,100 (12.9%) as compared to fiscal 1993, primarily due to planned plant divestitures ($40,700) and reduced gas and diesel sales to low-margin, high-volume commercial customers. Heating oil and propane sales decreased $5,800 due to a volume increase of 1.2%, offset by a selling price decrease of 3.1%. In total, sales unit volume was down 29,800 gallons (4.8%) primarily for gas and diesel fuels, after accounting for divestitures. The average price per unit was down 5.5 cents per gallon (7.9%) in 1994 compared to 1993, which decreased revenues including heating oil and propane sales by approximately $41,400.

      Despite the unit volume and selling price declines, Energy realized an improvement in operating margins of $17,100 ($3,600, excluding a restructuring credit of $13,500) in the 1994 fiscal year as compared to the previous fiscal year. Operating margins as a percentage of net sales and revenues increased by 3.6% in fiscal 1994 as compared to the prior fiscal year, and total costs and expenses for Energy declined in fiscal 1994 as a result of the above changes.

DAIRY

      Total sales and revenues of $493,900 decreased $66,400 (11.8%) during 1994 as compared to 1993. The dairy division operations declined 8.1% while manufactured products group (MPG) and ice cream had increases of 13.5% and 2.2%, respectively. The dairy sales decline resulted from the sale of the Central New York business in January 1993 and the sale of Hood's cheese manufacturing operations. The MPG increase was the result of several new branded products while the ice cream increase was from the introduction of new Hood products.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                            (THOUSANDS OF DOLLARS)

RESULTS OF OPERATIONS (CONTINUED)

DAIRY (CONTINUED)

      Net operating results of a $3,400 loss in 1994 deteriorated from a $2,900 margin in 1993. The 1994 gross margin and operating expenses as a percent of net sales were consistent with 1993 at 20.7% and 19.3% versus 21.8% and 18.8%, respectively. The $6,300 decline in operating results was primarily due to product costs increasing at a faster rate than sales ($9,900, or 3.1%, compared to $4,500, or .9%, for sales).

FINANCIAL SERVICES

      Total net sales and revenues for fiscal 1994 decreased $4,300 (6.2%) to $65,800 as compared to fiscal 1993. The decrease, primarily attributed to the Agway Insurance Company and the Agway General Agency, is generated by the termination of reinsurance assumed contracts of $1,400, increased reinsurance ceded treaties of $400, a decline of $1,000 in investment earnings, and a decline in administrative fees of $500 due to a declining base of participants in the Agway member group health insurance plan. In addition, Telmark revenues declined $500 as compared to fiscal 1993 due to the effect of portfolio sales in 1994 and 1993 and the effect of lower lease rates charged on new business in fiscal 1994.

      In fiscal 1994, operating margins for Financial Services declined $500 (4.9%) as compared to fiscal 1993. The decrease is primarily attributed to Telmark due to a lower gain on portfolio sale in 1994 of $500 versus a 1993 gain of $1,200. The Agway Insurance Company revenue decline from the reinsurance termination was offset by an equal reduction in costs and expenses with no impact on operating margin.

CORPORATE

      The net loss from Corporate was $10,800 and $3,900 in 1994 and 1993, respectively. The most significant factors affecting these results were a $13,000 restructuring expense in 1994 with no such charge in 1993 offset by a $3,800 increase in consolidated other income in 1994.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

      Cash generated from operations and external borrowings continues to be the Company's major source of funds to finance capital improvements and shareholder dividends.

      Cash provided from operating activities totaled $45,700 in 1995, $25,700 in 1994 and $48,700 in 1993. The increase in cash provided in 1995 was due primarily to decreases in receivables and inventory. The decrease in cash provided between 1993 and 1994 was primarily the result of a decline in net margin from continuing operations and increases in accounts payable.

      Investing activities have used cash of $41,800 in 1995, $85,700 in 1994 and $15,000 in 1993. Capital expenditures totaled $42,100, $40,600 and $34,700, respectively, for the same three-year period. In existing agreements with its lenders, 1996 capital expenditures are limited to annual depreciation amounts and will reflect routine capital and technology improvements. The Company anticipates it will have adequate flexibility to meet its capital expenditure requirements.

      Proceeds from the disposal of businesses and property, plant and equipment have declined $30,300 over the past three years and reflect the wind-down of the Company's restructuring efforts, which included divestitures of certain operating assets. Telmark has continued to grow its portfolio as leases originated, net of lease repayments

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                            (THOUSANDS OF DOLLARS)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

CASH FLOWS (CONTINUED)

and leases sold, have increased $121,200 since 1993 and have represented cash used in investing activities. In 1995, the Company sold its interest in Curtice Burns which generated $55,800 in cash proceeds and was used to pay down debt.

      At June 30, 1994, the Company had anticipated spending $22,000 over two years to design and implement new processes and information systems. During 1995, it was determined that the expected benefit associated with this spending would be less than anticipated. As a result, this program was terminated.

DEBT

      The Company finances its operations and the operations of all its continuing businesses and subsidiaries, except Telmark, Agway Insurance Company and Hood, through Agway Financial Corporation (AFC). Telmark, Agway Insurance Company and Hood finance themselves through operations or direct borrowing arrangements.

      The Company uses cash from external sources obtained through revolving credit lines, letters of credit and commercial paper programs to meet the Company's short-term capital requirements. Sources of longer-term financing include borrowings from banks and insurance companies as well as through issuances of subordinated debentures and capital leases. In addition, Telmark has occasionally sold blocks of its lease portfolio. Short-term borrowings, including notes payable and current portions of long-term debt and subordinated debt, totaled $178,000 in 1995 and $194,300 in 1994.

      In fiscal 1995, AFC renegotiated and renewed certain of its bank loan agreements through October 31, 1995. Adequate lines of credit of $122,000 were available to the Company through AFC, Telmark and Hood as of June 30, 1995. In addition, the Company retained a commercial paper facility of $60,000. The AFC short-term lines of credit and $6,000 of AFC long-term debt are collateralized by the Company's accounts receivable and non-petroleum inventories. Amounts which can be drawn under the AFC short-term agreements are limited to a specific calculation based upon the total of these certain accounts receivable and non-petroleum inventories ("collateral"). Adequate collateral has existed throughout the fiscal year to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires to Company to maintain specific monthly levels of tangible net worth and quarterly levels of interest coverage. In September 1995, waivers were obtained effective as of June 30, 1995 and covering through August 1995, and amendments were obtained for September and October 1995, for specific covenant violations within AFC's ongoing short-term credit facilities. Negotiations of the renewal of AFC short-term lines of credit are in process and are expected to continue through October 1995. It is management's expectation that appropriate credit facilities will be in place to meet the ongoing needs of the Company. Additionally, the covenant violations do not have a material impact on Agway's interest rates for new short-term or long-term debt. These credit facilities continue to be available to the Company.

      In October 1995, $31,200 of subordinated debt issued by AFC matures. The Company expects to either refinance this debt through a new issue of subordinated debt, fund it through short-term bank borrowings, or a combination of both. Other current maturities of long-term debt, which relate principally to leasing operations, will be funded through a combination of cash from operations, bank or insurance company borrowings, or the issuance of public debentures. The Company does not anticipate the events noted in the preceding paragraph will have an impact on these plans.

      On October 31, 1994, Telmark's registration of its second offering to the public of $30,000 of debentures, due March 31, 2000, with the Securities & Exchange Commission became effective. The debentures are unsecured, subordinated to all senior debt at Telmark, and are not guaranteed by Agway nor any of Agway's other subsidiaries.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                            (THOUSANDS OF DOLLARS)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

DEBT (CONTINUED)

The offering of the debentures is not underwritten, and there can be no guarantee as to the amount of debentures to be sold. This offer of debentures is continuing and the proceeds of the offering will be used to provide financing for Telmark's leasing activities. As of June 30, 1995, approximately $3,500 of debentures were sold. Telmark's first registration of debentures due December 31, 1997 was effective February 1, 1994 and approximately $4,700 of that $25,000 offering were sold and are outstanding at June 30, 1995. No other debentures will be sold pursuant to this offering. It is Telmark's expectation that appropriate credit facilities will be in place to meet ongoing needs of Telmark.

      The Hood short-term credit facility is used to supply letters of credit as well as short-term financing. Letters of credit of $16,300 were outstanding at June 30, 1995. This facility was scheduled to expire on July 31, 1995. Hood negotiated an extension of this facility until such time as it could be restructured.

      Effective August 7, 1995, Hood restructured its line of credit facility with its bank. Per the amended agreement, the bank has made available to Hood a $28,000 facility through March 31, 1996 with an increase to $33,000 commencing on April 1, 1996. Borrowings under the line of credit facility are limited to the total of 80% of the receivables less than sixty days old plus the balance of inventories (not to exceed $5,000) to the extent that such equation does not exceed $28,000 and $33,000, respectively. Borrowings under the line of credit facility are to be repaid on demand. All outstanding cash advances are due on or before July 1, 1996. Letter of credit accommodations may be comprised of up to $18,000 of the total facility and may be advanced through June 30, 1996. Outstanding letter of credit accommodations as of June 30, 1996 are not renewable upon expiration. Hood's expectation is that appropriate credit facilities will be in place to meet ongoing needs of Hood.

OTHER MATTERS

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

      The Company provides postretirement health care and life insurance benefits, and Hood provides postretirement health care benefits, to eligible retirees and their dependents. Eligibility for benefits depends upon age and years of service.

      Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires employers to accrue the cost of providing postretirement benefits other than pensions during the period employees are expected to earn the benefit. The Company and Hood elected to amortize the transition obligation of $40,800 and $4,600, respectively, over 20 years for both plans. As a result of the adoption of SFAS No. 106, pre-tax income in fiscal 1994 was reduced by approximately $3,900. The change had no impact on cash flow.

      In October 1994, the Company elected to amend the existing Company program for providing postretirement health care benefits (OPEB) effective January 1, 1995. The plan amendment establishes a separate and distinct insured medical program for retirees aged 65 or over, caps the Company's contributions to retirees aged 65 or over and modifies coverage for active employees and retirees under age 65.

      These amendments have resulted in reduction to the Company's net periodic expense and accumulated postretirement benefit obligation for the year ended June 30, 1995 of $2,000 and $15,000, respectively.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                            (THOUSANDS OF DOLLARS)


OTHER MATTERS (CONTINUED)

HOOD CURTAILMENT GAIN

      The Hood pension plan (the "Plan") covers substantially all its employees and provides defined benefits based on years of credited service, average compensation (as defined) and social security benefits. The administrative committee of Hood approved, effective December 31, 1994, to freeze the benefit accruals under the Plan. As a result, Hood recognized a curtailment gain of $5,677 as of December 31, 1994. This amount is included in other income.

IMPAIRMENT OF LONG-LIVED ASSETS

      In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires the recognition of both economic and permanent impairment losses on long-lived assets. The statement is effective for fiscal years beginning after December 15, 1995 (the Company's fiscal 1997). The adoption effect of this statement cannot be reasonably estimated at this time.

ENVIRONMENTAL ISSUES

      The Company is subject to a number of governmental regulations concerning environmental matters, either directly, or as a result of the operations of its subsidiaries. Agway expects that it will be required to expend funds to remediate certain sites, including certain Superfund sites and sites with underground fuel storage tanks. In addition, Agway expects that it will incur other expenses associated with environmental compliance.

      The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of the Company's degree of responsibility of a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates; however, the Company believes that its past experience provides a reasonable basis for estimating its liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. Although settlement of the reserves will cause future cash outlays based upon current estimates, it is not expected that such outlays will materially impact the Company's liquidity position.

      As part of its long-term environmental protection program, the Company spent approximately $4,000 in fiscal 1995 on capital projects. The Company estimates that during fiscal 1996 and 1997 approximately $4,000 per year will be spent on additional capital projects for environmental protection. These estimates recognize the additional capital required to comply with EPA Underground Storage Tank (UST) regulations which become effective in December 1998. Presently, the total cost to comply with the EPA UST regulations is estimated to be approximately $5,000. The total capital requirements may change due to the actual number of USTs actively in use on the effective date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGES
                                                                                                              -----

AGWAY INC. AND CONSOLIDATED SUBSIDIARIES:

      Agway Inc.'s Report on Financial Statements............................................................    31

      Report of Independent Accountants......................................................................    32

      Consolidated Balance Sheets, June 30, 1995 and 1994....................................................    35

      Consolidated Statements of Operations, for the fiscal years ended June 30, 1995, 1994 and 1993.........    36

      Consolidated Statements of Changes in Shareholders' Equity, for the fiscal years ended June 30,
           1995, 1994 and 1993...............................................................................    37

      Consolidated Cash Flow Statements for the fiscal years ended June 30, 1995, 1994 and 1993..............    38

      Notes to Financial Statements..........................................................................    39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      This item is inapplicable.

                 AGWAY INC.'S REPORT ON FINANCIAL STATEMENTS

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles by the Company. The integrity and objectivity of the data in these financial statements, including estimates and judgments, are the responsibility of Agway, as is all other information included in this annual report.

     The consolidated financial statements of Agway Inc. and Consolidated Subsidiaries have been audited by Coopers & Lybrand L.L.P., independent auditors, who relied on the opinions of Price Waterhouse, independent auditors, as it relates to Curtice Burns Foods, Inc. and H. P. Hood Inc. Their reports follow. Agway has made available to Coopers & Lybrand L.L.P. all of the Company's financial records and related data, as well as the minutes of Directors' meetings. Furthermore, Agway believes that all representations made to Coopers & Lybrand L.L.P. during its audit were valid and appropriate.

      Agway maintains a system of internal accounting controls intended to provide reasonable assurance, given the inherent limitations of all internal control systems, at appropriate costs, that transactions are executed in accordance with Company authorization, are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

      The Budget & Audit Committee of the Board of Directors, which consists of six directors who are not employees, meets periodically with management and the independent auditor to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls, and financial reporting matters. The independent auditor has free access to the Budget & Audit Committee.

                                                                    AGWAY INC.

                                                       BY DONALD P. CARDARELLI
                                                            President, CEO and
                                                               General Manager
                                                           September 15, 1995

                                                           BY PETER J. O'NEILL
                                                        Senior Vice President,
                                                      Treasurer and Controller
                                                            September 15, 1995

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  Agway Inc.:

     We have  audited  the  consolidated  balance  sheets  of Agway  Inc.  and
Consolidated Subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended June 30, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of H. P. Hood Inc. for the years ended June 30, 1995, 1994 and 1993 nor did we audit the financial statements of Curtice Burns Foods, Inc. for the years ended June 30, 1994 and 1993. Such statements of H. P. Hood Inc.(not presented separately herein) reflect total assets amounting to $146,886,000 and $164,276,000 at June 30, 1995 and 1994, respectively, and total revenues amounting to $482,738,000, $493,003,000 and $504,028,000 for the years ended June 30, 1995, 1994 and
1993, respectively. Such statements of Curtice Burns Foods, Inc. (not presented separately herein) reflect total assets amounting to $446,938,000 at June 30,1994 and total revenues amounting to $829,116,000 and $878,627,000 for the years ended June 30, 1994 and 1993, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiaries prior to any adjustment to reflect Curtice Burns Foods, Inc. as a discontinued operation, is based solely on the reports of the other auditors.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agway Inc. and Consolidated Subsidiaries, as of June 30, 1995 and 1994 and the results of their operations and their cash flows for the years ended June 30, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

     As discussed in Note 13 to the financial statements, the Company changed its method of accounting for postretirement benefits in fiscal 1994 by adopting Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."


                                                      COOPERS & LYBRAND L.L.P.

Syracuse, New York
September 15, 1995

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of H. P. Hood Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained deficit and of cash flows present fairly, in all material respects, the financial position of H.
P. Hood Inc. and its subsidiaries (the "Company") at June 24, 1995 and June 25, 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 24, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Boston, Massachusetts
August 11, 1995

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors of
Curtice Burns Foods, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of income and retained earnings and cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Curtice Burns Foods, Inc. and its subsidiaries at June 25, 1994 and June 26, 1993, and the results of their operations and their cash flows for each of the two fiscal years in the period ended June 25, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Rochester, New York
August 16, 1995

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 1995 AND 1994
                            (THOUSANDS OF DOLLARS)

                                                      ASSETS

                                                                                    1995                 1994
                                                                                ------------         -------------

Current assets:

      Trade accounts receivable (including notes receivable of
           $33,661 and $31,051, respectively), less allowance for
           doubtful accounts of $12,443 and $15,515, respectively...........    $    252,052         $     272,791
      Leases receivable, less unearned income of $41,523 and $33,209
           respectively.....................................................          96,063                84,788
      Uncollected insurance premiums........................................          10,261                 9,936
      Advances and other receivables........................................          22,969                26,447
      Inventories...........................................................         177,996               197,788
      Prepaid expenses......................................................          73,890                86,013
                                                                                ------------         -------------
           Total current assets.............................................         633,231               677,763
Marketable securities.......................................................          34,752                33,943
Other security investments..................................................          41,304                38,913
Properties and equipment, net...............................................         311,313               318,359
Long-term leases receivable, less unearned income of $68,799 and
      $51,775, respectively.................................................         236,522               191,653
Other assets................................................................          96,969                91,259
Net assets of discontinued operations.......................................                                48,424
                                                                                ------------         -------------
           Total assets.....................................................    $  1,354,091         $   1,400,314
                                                                                ============         =============


                                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                     1995                 1994
                                                                                ------------         -------------
Current liabilities:

      Notes payable.........................................................    $     83,133         $      77,193
      Current installments of long-term debt................................          58,522                82,672
      Subordinated debt, current............................................          36,296                34,471
      Accounts payable......................................................         153,543               166,482
      Unearned insurance premiums...........................................          17,023                16,868
      Other current liabilities.............................................         141,234               145,180
                                                                                ------------         -------------
           Total current liabilities........................................         489,751               522,866
Long-term debt..............................................................         242,668               208,915
Subordinated debt...........................................................         369,962               379,835
Other liabilities...........................................................          73,128                78,655
Commitments and contingencies...............................................
Interest of others in consolidated subsidiary...............................           6,217                 6,217
Preferred stock.............................................................          89,075                89,071
Preferred stock held in treasury............................................         (23,440)              (17,733)
Common stock ($25 par, 170,853 and 170,493 shs. issued; 109,119 and
      110,854 shs. outstanding, respectively)...............................           4,272                 4,262
Common stock held in treasury...............................................          (1,544)               (1,491)
Paid-in capital.............................................................           1,470                 6,371
Retained margin.............................................................         102,532               123,346
                                                                                ------------         -------------
      Total liabilities and shareholders' equity............................    $  1,354,091         $   1,400,314
                                                                                ============         =============

              The accompanying notes are an integral part of the
                            financial statements.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                            (THOUSANDS OF DOLLARS)

                                                              1995                  1994                  1993
                                                          ------------          ------------         -------------

Net sales and revenues from:
      Product sales..................................     $  2,015,812          $  2,126,789         $   2,214,890
      Leasing operations.............................           40,426                33,539                33,808
      Insurance operations...........................           26,623                26,865                30,131
                                                          ------------          ------------         -------------
           Total net sales and revenues..............        2,082,861             2,187,193             2,278,829
                                                          ------------          ------------         -------------
Cost and expenses from:
      Products and plant operations..................        1,837,326             1,945,074             2,020,735
      Leasing operations.............................           17,675                13,259                13,258
      Insurance operations...........................           17,321                16,881                20,488
      Selling, general and administrative activities.          199,939               194,628               180,061
      Restructuring credit...........................           (3,248)               (6,065)
                                                          ------------          ------------         -------------
           Total operating costs and expenses........        2,069,013             2,163,777             2,234,542
                                                          ------------          ------------         -------------
Operating margin.....................................           13,848                23,416                44,287
Interest expense, net of interest income
      of $8,829, $8,945 and $8,192, respectively.....          (36,169)              (33,570)              (35,736)
Other income, net....................................           12,305                 5,598                 1,789
Loss on investment value and divestiture
       expenses related to H. P. Hood Inc............          (16,724)
                                                          ------------          ------------         -------------
(Loss) margin from continuing operations before
      income taxes...................................          (26,740)               (4,556)               10,340
Income tax (benefit) expense.........................           (3,778)                1,126               (13,878)
                                                          ------------          ------------         -------------
(Loss) margin from continuing operations.............          (22,962)               (5,682)               24,218
Discontinued operations:
      Income from operations, including tax expense
        of $2,286 and after interest of others
        of $2,767....................................                                                          534
      Gain on disposal of Curtice Burns, net of tax
        expense of $19,700...........................            4,430
      Adjustment required for reclassification of
        Hood to continuing operations, net of tax
          (benefit) expense of $(8,231), $3,086
          and $5,145, respectively...................            2,624                 2,378                (5,002)
                                                          ------------          ------------         -------------
           Margin (loss) from discontinued
             operations..............................            7,054                 2,378                (4,468)
                                                          ------------          ------------         -------------
Net (loss) margin....................................     $    (15,908)         $     (3,304)        $      19,750
                                                          ============          ============         =============



              The accompanying notes are an integral part of the
                            financial statements.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                            (THOUSANDS OF DOLLARS)

                                                               COMMON STOCK
                                                          ------------------------
                                                               (PAR VALUE $25)            PAID-IN      RETAINED
                                                           SHARES          AMOUNT         CAPITAL       MARGIN      TOTAL
                                                          -------        ---------       ---------   ---------   ---------

Balance June 30, 1992.............................        112,415        $   2,810       $  6,956    $ 116,112   $ 125,878

      Net margin..................................                                                      19,750      19,750
      Dividends declared..........................                                                      (4,129)     (4,129)
      Redeemed, net...............................           (806)             (20)                                    (20)
      Equity in net unrealized capital gains of
        insurance companies.......................                                                          54          54
      Other.......................................                                            394                      394
                                                          -------        ---------       ---------   ---------   ---------
Balance June 30, 1993.............................        111,609            2,790          7,350      131,787     141,927

      Net loss....................................                                                      (3,304)     (3,304)
      Dividends declared..........................                                                      (5,044)     (5,044)
      Redeemed, net...............................           (755)             (19)                                    (19)
      Equity in net unrealized capital losses of
        insurance companies.......................                                                         (93)        (93)
      Other.......................................                                           (979)                    (979)
                                                          -------        ---------       ---------   ---------   ---------
Balance June 30, 1994.............................        110,854            2,771          6,371      123,346     132,488

      Net loss....................................                                                     (15,908)    (15,908)
      Dividends declared..........................                                                      (4,785)     (4,785)
      Redeemed, net...............................        (1,735)              (43)                                    (43)
      Adjustment to unrealized gains (losses)
        on available-for-sale securities,
        net of tax................................                                                        (121)       (121)
      Sale of stock of Curtice Burns..............                                          (4,901)                 (4,901)
                                                          -------        ---------       ---------   ---------   ---------
Balance June 30, 1995.............................        109,119        $   2,728       $   1,470   $ 102,532   $ 106,730
                                                          =======        =========       =========   =========   =========



      Authorized shares of common stock is 300,000 shares.

     Common shares,  purchased at par value, held in treasury at June 30 were:
1995 - 61,734;  1994 - 59,639;  1993 - 58,260;  1992 - 56,768.  A common stock dividend per share of $1.50 was declared for fiscal 1995, 1994 and 1993. Dividend payments are restricted to a maximum of 8% of par value, as governed by the Farm Credit Administration.

              The accompanying notes are an integral part of the
                            financial statements.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED CASH FLOW STATEMENTS
               FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                            (THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES:                         1995                   1994                 1993
                                                          ------------          ------------         -------------

     Net (loss) margin.................................   $    (15,908)         $     (3,304)        $      19,750
     Adjustments to reconcile margins to net cash:
         Depreciation and amortization.................         47,629                48,710                51,905
         Restructuring credit..........................         (3,248)               (6,065)
         Receivables and other asset provision.........         19,988                11,063                12,925
         Gain on pension curtailment...................         (5,677)
         Pension adjustment............................         (9,060)               (6,793)               (6,253)
         Deferred taxes including valuation allowance..         (8,443)               (4,731)                5,508
         Loss (gain) on sale of businesses and property,
              plant and equipment......................           (597)                 (584)                4,189
         Gain on sale of discontinued operations.......         (4,430)
         Changes in  assets  and  liabilities  net of
              effects  of  businesses acquired:
              Receivables..............................         21,225               (19,355)              (16,263)
              Inventory................................         19,793                 3,489                11,086
              Payables.................................        (12,939)               31,259                (4,280)
              Other....................................         (2,588)              (27,953)              (29,911)
                                                          ------------          ------------         -------------
Net cash flows from operating activities...............         45,745                25,736                48,656

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property, plant and equipment........        (42,162)              (40,590)              (34,651)
     Cash paid for acquisitions........................                               (5,044)
     Proceeds from disposal of businesses and
         property, plant and equipment.................         10,732                13,283                41,046
     Purchases of marketable securities................         (1,704)              (21,212)              (31,654)
     Proceeds from sale of marketable securities.......            774                21,708                30,752
     Leases originated.................................       (170,495)             (149,659)             (106,388)
     Leases repaid.....................................        107,649                92,313                86,764
     Proceeds from lease sales.........................                                6,426                12,232
     Purchases of investments in related
         cooperatives..................................         (3,535)               (4,049)               (4,712)
     Proceeds from sale of investments in related
         cooperatives..................................          1,144                 1,126                 1,168
     Proceeds from sale of discontinued operations.....         55,786
Net changes in net assets of discontinued operations...                                  (30)               (9,605)
                                                          ------------          ------------         -------------
Net cash flows used in investing activities............        (41,811)              (85,728)              (15,048)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net change in short-term borrowing................          5,940                 3,943                (1,303)
     Proceeds from long-term debt......................         90,153               114,840                73,276
     Repayment of long-term debt.......................        (79,268)              (83,542)              (86,591)
     Proceeds from sale of subordinated debt...........         65,431                42,154                54,937
     Redemption of subordinated debt...................        (73,479)              (14,150)              (58,186)
     Payments on capitalized leases....................         (2,002)               (1,401)               (3,086)
     Proceeds from sale of stock.......................             34                 1,886                 1,431
     Redemption of stock...............................         (5,779)                 (702)              (12,500)
     Cash dividends paid...............................         (4,964)               (4,511)               (4,571)
                                                          ------------          ------------         -------------
Net cash flows from financing activities...............         (3,934)               58,517               (36,593)
                                                          ------------          ------------         -------------
Net increase (decrease) in cash and equivalents........              0                (1,475)               (2,985)
Cash and equivalents at beginning of year..............              0                 1,475                 4,460
                                                          ------------          ------------         -------------
Cash and equivalents at end of year....................   $          0          $          0         $       1,475
                                                          ============          ============         =============

   The accompanying notes are an integral part of the financial statements.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                            (THOUSANDS OF DOLLARS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Agway Inc. (the "Company" or "Agway"), incorporated under the Delaware General Corporation Law in 1964 and headquartered in DeWitt, New York, functions as an agricultural cooperative directly engaged in manufacturing, processing, distribution and marketing of products and services for its farmer-members and other customers in the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, and Vermont. The Company, through certain of its subsidiaries, is involved in retail and wholesale sales of farm supplies; yard and garden products; pet food and pet supplies; the distribution of petroleum products; repackaging and marketing of vegetables; underwriting and sale of certain types of property and casualty insurance; sale of health insurance; and lease financing.

Fiscal Year

     The Company's fiscal year-end is on the last Saturday in June. Fiscal years ending June 30, 1995, 1994 and 1993 were each comprised of 52 weeks.

Basis of Consolidation

     The consolidated financial statements include the accounts of all wholly owned subsidiaries and the Company's majority-owned subsidiary, H. P. Hood Inc. (Hood), which is 99.9% owned. Curtice Burns Foods, Inc. (Curtice Burns), which was 34% owned through November 3, 1994, is presented as a discontinued operation. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Equivalents

      The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet approximates fair value.

Leases Receivable

      The Company's leasing operation (Telmark Inc.) finances buildings and equipment for Agway members and others. Leases are made on a precomputation basis (finance charges included in the face amounts of the notes). Finance charges are realized as income, utilizing the interest method over the terms of the leases, which for most commercial and agricultural leases is 60 months or less and a maximum of 180 months for buildings. Income recognition is suspended on all leases and loans which become past due greater than 120 days. Gains on lease sales are reduced for estimated future servicing fees and estimated losses under the recourse provisions of the sale (limited to 7.5% of the sale proceeds). Servicing amounts are amortized over the life of the sold leases.

Origination Fees and Costs

      Fees received and direct costs incurred for the origination of leases and notes are deferred and amortized to interest income over the contractual lives of the instruments using the interest method, adjusted for estimated prepayment experience.

Inventories

      Feed, crops, non-liquid petroleum products and retail inventories (including inventories in regional distribution centers as well as consumer stores) are stated at the lower of cost or market. Cost is determined using average unit cost or first-in, first-out methods. Liquid petroleum inventories are stated at the lower of cost or market using the last-in, first-out method of costing. Grain inventories are stated at market, as adjusted for unrealized gains and losses on open futures contracts and open purchase and sales contracts.

Financial Instruments

      The Company enters into futures contracts to the extent considered practicable to hedge exposure to commodity price fluctuations for grains used in the manufacturing of dairy, beef, swine and poultry feeds. All net gains and losses realized from hedging activities, which were immaterial for the years ended June 30, 1995, 1994 and 1993,

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments (continued)

are included in cost of sales. Contracts and hedges typically expire within one year and included with inventories are marked to market at the date of closing.

Marketable Securities

      In 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the new rules, all of the Company's marketable debt and equity securities, which relate entirely to the company's insurance operations, are classified as available-for-sale and carried at fair value. Unrealized gains and losses, net of tax, are reported in a separate component of shareholders' equity. At June 30, 1995, the effects of adopting this statement resulted in a reduction in shareholders' equity, net of tax, of approximately $300.

Other Security Investments

      Other security investments consists of capital stock of a cooperative bank and other cooperative suppliers acquired at par or stated value. This bank stock is not traded and is historically redeemed on a periodic basis by the bank at cost. By its nature, this stock is held to redemption and is reported at cost. Patronage refunds received from the cooperative bank in the form of additional bank stock and cash are recorded as a reduction of interest expense and totaled approximately $1,200, $1,600 and $2,000 for the years ended 1995, 1994 and 1993, respectively. Patronage refunds received on the stock of other cooperatives are reflected in other income.

Properties and Equipment

      Property and equipment is recorded at cost. Depreciation and amortization are charged to operations, principally on a straight-line basis, over the estimated useful lives of the properties and equipment, and over the term of the lease for capital leases. Ordinary maintenance and repairs are charged to operations as incurred. Gains and losses on disposition or retirement of assets are reflected in income as incurred.

Other Assets

      Other assets include approximately $16,000 and $19,400 at June 30, 1995 and 1994, respectively, of costs in excess of the fair value of net tangible assets acquired in purchase transactions (goodwill) as well as acquired non-compete agreements and trademarks. Goodwill and other intangible assets are amortized on a straight-line basis over periods ranging from 1 to 40 years. Amortization included in continuing operations totaled approximately $7,800, $8,600, and $10,200 for fiscal years ending June 30, 1995, 1994 and
1993, respectively.

Impairment of Long-Lived Assets

      In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires the recognition of both economic and permanent impairment losses on long-lived assets. The statement is effective for fiscal years beginning after December 15, 1995 (the Company's fiscal 1997). The adoption effect of this statement cannot be reasonably estimated at this time.

Environmental Remediation Costs

      The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

      The Company expenses research and development costs as they are incurred. Net research and development costs were approximately $2,100, $2,600 and $2,100 for the years ended June 30, 1995, 1994 and 1993, respectively.

Advertising Costs

      The Company generally expenses advertising costs as incurred or shown. Prepaid advertising costs at June 30, 1995 and 1994 are immaterial. Advertising expense for the years ended June 30, 1995, 1994 and 1993 was approximately $39,300, $42,300 and $40,200, respectively.

Income Taxes

      The Company provides for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized.

Reclassifications

      Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

2. AGWAY FINANCIAL CORPORATION

      Agway Financial Corporation (AFC) is a wholly owned subsidiary of Agway whose principal business activity is securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for its sole stockholder, Agway, and AFC's sole wholly owned subsidiary, Agway Holdings Inc. (AHI), and its subsidiaries, for general corporate purposes. The payment of principal and interest on this debt is absolutely and unconditionally guaranteed by Agway. In an exemptive order granted by the
Securities and Exchange Commission, AFC, as a separate company, is not required to file periodic reports with respect to these debt securities provided the 1934 Act reports of Agway contain summarized financial information concerning AFC. Accordingly, summarized financial information for AFC and Consolidated Subsidiaries is as follows:

                                                                                RESTATED              RESTATED
                                                      FISCAL YEAR ENDED     FISCAL YEAR ENDED    FISCAL YEAR ENDED
                                                        JUNE 30, 1995         JUNE 30, 1994         JUNE 30, 1993
                                                     -----------------     -----------------     -----------------

      Net sales and revenues.......................  $       1,572,065     $       1,669,536     $       1,962,046
      Operating margin.............................             25,327                36,074                48,256
      Margin (loss) from continuing operations.....             (1,340)                8,484                 9,747
      Net margin...................................              5,714                10,862                 5,279

                                                        June 30, 1995         June 30, 1994
                                                     -----------------     -----------------
      Current assets...............................            615,336     $         650,266
      Properties and equipment, net................            231,928               233,287
      Noncurrent assets............................            335,568               290,245
      Net assets of discontinued operations........                  0                48,424
                                                     -----------------     -----------------
      Total assets.................................  $       1,182,832     $       1,222,222
                                                     =================     =================


      Current liabilities..........................  $         322,492     $         391,233
      Long-term debt...............................            240,107               205,579
      Subordinated debt............................            369,962               379,835
      Noncurrent liabilities.......................             23,158                24,803
      Interest of others in consolidated
         subsidiaries..............................              6,217                 6,217
      Shareholder's equity.........................            220,896               214,555
                                                     -----------------     -----------------
      Total liabilities and shareholder's equity...  $       1,182,832     $       1,222,222
                                                     =================     =================


      On July 1, 1994, certain subsidiaries of AFC were transferred to Agway Inc., and certain operating divisions of Agway Inc. were transferred to AFC. The above summarized financial information for the fiscal years ended June 30, 1994 and 1993 have been restated to reflect these changes.

3. RESTRUCTURING RESERVES

      In June 1992, the Company established a $75,000 reserve for the estimated net cost to complete a significant restructuring of the Company (the Project) planned at that time. As initiatives within the restructuring project have been completed and the Project has drawn closer to an end, the Company has been constantly monitoring the estimates of cost to complete. The estimated total project cost as of June 30, 1995 is $65,687 ($75,000 less credits to date of $9,313) and includes a net $6,152 in reserves left to be used. The remaining estimated cost to complete of $6,152 is comprised of $3,597 of environmental-related cost, which will be managed over time in coordination with the Company's overall environmental management activities, and $2,555 of remaining initiatives expected to be completed in fiscal 1996. The $9,313 reduction in cost from the $75,000 original estimate to the current estimate was recognized in income, $6,065 in fiscal 1994 and $3,248 in fiscal 1995.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

3. RESTRUCTURING RESERVES (CONTINUED)

      During the three years ended June 30, 1995, the Company has implemented a substantial portion of its original restructuring plans with modifications, revisions and refinement as determined to be appropriate during this detail implementation period. The more significant revisions made at June 30, 1995 and 1994 related to retention of certain locations originally targeted for divestiture, and severance and other costs in connection with personnel reductions which reduced estimated disposal costs. These reductions were partially offset by additional corporate costs, principally contract buyouts and other costs and outside consulting fees. In 1995, the Company released restructuring reserves to income totaling a net $1,279 in the third quarter and $1,969 in the fourth quarter.


                                          For the Year Ended June 30, 1995

                                               Balance      Proceeds                             Reserve
                                                 at            on          Reductions           Revisions    Balance
                                                                       -------------------
                                              Beginning     Sale of    Divested     Costs       Additions    at End
Restructuring Reserve:                        of Period      Assets     Assets    Incurred     (Releases)   of Period
                                              ---------     --------   -------     -------      --------     -------

Personnel Reductions
--------------------
Severance and early retirement program        $   2,502                            $   392      $ (2,110)    $     0
                                              ---------     --------   -------     -------      --------     -------
TOTAL PERSONNEL                                   2,502                                392        (2,110)          0 (A)

Plant, Store & Business Divestitures
------------------------------------
Proceeds on sale of assets                       (6,349)    $  4,448                                 395      (1,506)(B)
Net book value of assets to be divested          11,527                $ 6,274                    (4,291)        962 (B)
Cost of divestiture (1)                           3,295                              2,949         2,753       3,099 (C)
                                              ---------     --------   -------     -------      --------     -------
Loss on divestiture                               8,473        4,448     6,274       2,949        (1,143)      2,555
Incremental environmental costs                   5,906                              2,732           423       3,597 (D)
                                              ---------     --------   -------     -------      --------     -------
TOTAL PLANT, STORE & BUSINESS                    14,379        4,448     6,274       5,681          (720)      6,152

Other Costs
-----------
Consulting fees                                   1,329                              1,229          (100)          0
Contract buyouts and other costs (2)              1,042                                724          (318)          0
                                              ---------     --------   -------     -------      --------     -------
TOTAL OTHER                                       2,371                              1,953          (418)          0 (E)
                                              ---------     --------   -------     -------      --------     -------
TOTAL RESTRUCTURING                           $  19,252     $  4,448   $ 6,274     $ 8,026      $ (3,248)    $ 6,152
                                              =========     ========   =======     =======      ========     =======

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

3. RESTRUCTURING RESERVES (CONTINUED)

                                             For the Year Ended June 30, 1994

                                               Balance      Proceeds                             Reserve
                                                 at            on          Reductions           Revisions    Balance
                                                                       -------------------
                                              Beginning     Sale of    Divested     Costs       Additions    at End
Restructuring Reserve:                        of Period      Assets     Assets    Incurred     (Releases)   of Period
                                              ---------     --------   -------     -------      --------     -------
Personnel Reductions
--------------------
Severance and early retirement program        $   3,144                            $ 2,170      $ 1,528      $ 2,502
                                              ---------     --------   -------     -------      --------     -------
TOTAL PERSONNEL                                   3,144                              2,170        1,528        2,502

Plant, Store & Business Divestitures
------------------------------------
Proceeds on sale of assets                      (51,902)    $16,566                              28,987       (6,349)
Net book value of assets to be divested          57,131                 $17,071                 (28,533)      11,527
Cost of divestiture (1)                           6,662                              2,338       (1,029)       3,295
                                              ---------     --------   --------    -------      --------     -------
Loss on divestiture                              11,891      16,566      17,071      2,338         (575)       8,473
Incremental environmental costs                  15,744                              1,812       (8,026)       5,906
                                              ---------     --------   --------    -------      --------     -------
TOTAL PLANT, STORE & BUSINESS                    27,635      16,566      17,071      4,150       (8,601)      14,379

Other Costs
-----------
Consulting fees                                  (1,062)                             4,382         6,773       1,329
Contract buyouts and other costs (2)              8,801                              1,994        (5,765)      1,042
                                              ---------     --------   --------     -------      --------     -------
TOTAL OTHER                                       7,739                              6,376         1,008       2,371
TOTAL RESTRUCTURING RESERVE                   $  38,518     $16,566     $17,071    $12,696       $(6,065)    $19,252
                                              =========     ========   ========    =======       =======      =======

                                           For the Year Ended June 30, 1993

                                                           Balance       Proceeds
                                                              at            on          Reductions           Balance
                                                                                    -------------------
                                                           Beginning     Sale of    Divested     Costs       at End
Restructuring Reserve:                                     of Period      Assets     Assets    Incurred     of Period
                                                           ---------     --------   --------   --------     --------
Personnel Reductions
--------------------
Severance and early retirement program                     $  23,430                           $ 20,286     $  3,144
                                                           ---------     --------   --------   --------     --------
TOTAL PERSONNEL                                               23,430                             20,286        3,144

Plant, Store & Business Divestitures
------------------------------------
Proceeds on sale of assets                                   (99,803)    $ 47,901                            (51,902)
Net book value of assets to be divested                      108,918                $ 51,787                  57,131
Cost of divestiture (1)                                        8,805                              2,143        6,662
                                                           ---------     --------   --------   --------     --------
Loss on divestiture                                           17,920       47,901     51,787      2,143       11,891
Incremental environmental costs                               16,942                              1,198       15,744
                                                           ---------     --------   --------   --------     --------
TOTAL PLANT, STORE & BUSINESS                                 34,862       47,901     51,787      3,341       27,635

Other Costs
-----------
Consulting fees                                                4,500                              5,562       (1,062)
Contract buyouts and other costs (2)                          12,208                              3,407        8,801
                                                           ---------     --------   --------   --------     --------
TOTAL OTHER                                                   16,708                              8,969        7,739
TOTAL RESTRUCTURING RESERVE                                $  75,000     $ 47,901   $ 51,787   $ 32,596     $ 38,518
                                                           =========     ========   ========   ========     ========

(1) Includes demolition, asset transfer costs, and commissions on real estate transactions.
(2) Includes amounts of relocation, debt restructuring costs, legal fees, and other costs.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

3. RESTRUCTURING RESERVES (CONTINUED)

(A) During the quarter ended March 31, 1995, the Company completed a review of the planned technological improvement for data warehouse, customer management and supply chain management and concluded that the anticipated future cost of these improvements was excessive for the benefits expected to be achieved. As a result, the employee reductions and related severance originally expected from implementation of this technology will not be realized, and the corresponding restructuring reserve was eliminated.

(B) Represents certain assets identified for disposition as part of the original restructuring plan which have yet to be sold or closed. Efforts to sell the assets and complete the shutdowns are ongoing. Ultimate disposition will depend upon successful negotiations with willing buyers for remaining properties. During the third and fourth quarters of 1995, it was determined by management that certain anticipated proceeds from the sale of fixed assets would be less than originally estimated and certain assets originally scheduled for disposal will be retained for use in the business. Therefore, the reserve estimates for these items have been revised to reflect these facts. The Company anticipates that the remaining planned activities will be completed in fiscal 1996.

(C) Cost of divestitures includes shutdown costs in connection with the closing and sale of remaining locations. Ultimate disposition will depend upon successful negotiations with willing buyers for remaining properties. As operational shutdowns are completed, additional costs are expected to be incurred in excess of the original estimations. As a result, an increase to this component of the restructuring reserve was required during 1995. The Company anticipates these efforts will be completed in fiscal 1996.

(D) Included in the costs related to business divestitures are environmental remediation costs, identified during the process of asset sales, that primarily relate to real estate assets retained on energy business sold. These anticipated environmental costs are reviewed periodically by the Company's environmental engineers and adjusted for changes in circumstances. These anticipated cash outlays are part of the ongoing programs regarding environmental remediation and are expected to be incurred over the next four years. The revision to this component reflects larger anticipated costs associated with the environmental remediation.

(E) As a result of the termination of certain planned technological improvements noted under Item (A), future consulting costs have been eliminated. Additionally, contract buyouts and other costs have been concluded.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

4. LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

      Net investments in leases at June 30 were as follows:

                                                          1995           1994
                                                       ---------       ---------
Leases (minimum payments):
  Commercial and agricultural ..................      $ 448,873       $ 366,589
  Retail .......................................          2,461           2,034
                                                      ---------       ---------
     Total leases ..............................        451,334         368,623
Unearned interest and finance charges ..........       (110,322)        (84,984)
Net deferred origination costs .................          6,904           5,236
                                                      ---------       ---------
     Net investment ............................        347,916         288,875
Allowance for credit losses ....................        (15,331)        (12,434)
                                                      ---------       ---------
     Net leases receivable .....................      $ 332,585       $ 276,441
                                                      =========       =========



      Included within the above are unguaranteed estimated residual values of leased property approximating $49,900 and $43,800 at June 30, 1995 and 1994, respectively. Additionally, as of June 30, 1995, 1994 and 1993, the recognition of interest income was suspended on approximately $3,800, $7,700 and $11,800, respectively, of net leases.

      Contractual maturities of leases (minimum payments) over the next five years and thereafter were as follows at June 30, 1995: $142,730 in 1996, $110,505 in 1997, $78,801 in 1998, $49,407 in 1999, $26,183 in 2000 and
$43,708 thereafter.





5. INVENTORIES

      Inventories at June 30 consist of the following:

                                                          1995             1994
                                                       --------         --------
Raw materials ................................         $ 21,221         $ 23,292
Finished goods ...............................          139,791          158,639
Goods in transit and supplies ................           16,984           15,857
                                                       --------         --------
    Total inventories ........................         $177,996         $197,788
                                                       ========         ========

      Inventories valued at the lower of LIFO (last-in, first-out) cost or market include refined products of Agway Petroleum Corporation. At June 30, 1995 and 1994, current costs exceeded LIFO costs by approximately $700 and $400, respectively. The total of such inventories was approximately $13,000 at June 30, 1995 and $9,000 at June 30, 1994.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

6. MARKETABLE SECURITIES

      Available-for-sale securities include:                                                  Gross           Gross
                                                                             Amortized      Unrealized      Unrealized        Fair
      June 30, 1995                                                             Cost           Gains          Losses          Value
      -------------                                                           -------        -------         -------         -------

U. S. government securities and obligations                                   $ 9,070        $    51         $   (99)        $ 9,022
Non-U. S. government obligations                                                3,495                           (137)          3,358
Mortgage-backed securities                                                      2,113            143                           2,256
Corporate securities                                                           18,874             22            (528)         18,368
                                                                              -------        -------         -------         -------
      Total debt securities                                                    33,552            216            (764)         33,004
Common and preferred stocks                                                     1,489            411            (152)          1,748
                                                                              -------        -------         -------         -------
      Total available-for-sale marketable securities                          $35,041        $   627         $  (916)        $34,752
                                                                              =======        =======         =======         =======

                                                                                          Gross            Gross
                                                                       Amortized        Unrealized        Unrealized          Fair
      June 30, 1994                                                       Cost            Gains            Losses             Value
      -------------                                                     -------          -------           -------           -------
U. S. government securities and obligations                             $ 8,699          $     9           $  (595)          $ 8,113
Non-U. S. government obligations                                          2,503                               (329)            2,174
Mortgage-backed securities                                                2,828              109                (5)            2,932
Corporate securities                                                     18,461                3            (1,777)           16,687
                                                                        -------          -------           -------           -------
      Total debt securities                                              32,491              121            (2,706)           29,906
Common and preferred stocks                                               1,528              141              (217)            1,452
                                                                        -------          -------           -------           -------
      Total marketable securities                                       $34,019          $   262           $(2,923)          $31,358
                                                                        =======          =======           =======           =======


      The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other-than-temporary and interest and dividends are included in income. Prior to July 1, 1994, debt securities were stated at amortized cost while preferred and common stocks were stated at fair value.

      Proceeds from the sale of debt and equity securities totaled approximately $774, $21,708 and $30,752 in 1995, 1994 and 1993, respectively.
Gross gains of approximately $400 and $1,300 were realized on those sales in 1994 and 1993, respectively. There were no gains realized in 1995. Gross losses realized on those sales in 1995, 1994 and 1993 were immaterial.

      At June 30, 1995, the Company did not hold any debt or equity securities from a single issuer that exceeded 10 percent of the Company's shareholders' equity.

      The amortized cost and fair value of available-for-sale debt securities at June 30, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Amortized       Fair
                                                             Cost         Value
                                                           -------       -------
Due in one year or less                                    $ 2,998       $ 2,444
Due after one year through five years                        5,655         5,237
Due after five years through ten years                       4,143         3,868
Due after ten years                                         20,756        21,455
                                                           -------       -------
                                                           $33,552       $33,004
                                                           =======       =======

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

7. PROPERTIES AND EQUIPMENT

      Properties and equipment, at cost, including capital leases, consist of the following at:

                  June 30, 1995                   Owned      Leased     Combined
                  -------------                 --------    --------    --------

Land and land improvements .................    $ 41,623    $  1,071    $ 42,694
Buildings and leasehold improvements .......     166,249       8,991     175,240
Machinery and equipment ....................     268,900      10,499     279,399
Office equipment ...........................      40,773         169      40,942
Automotive equipment .......................      85,535                  85,535
Capital projects in progress ...............      17,911                  17,911
                                                --------    --------    --------
                                                 620,991      20,730     641,721
Less: accumulated depreciation and
        amortization .......................     313,872      16,536     330,408
                                                --------    --------    --------
Properties and equipment, net ..............    $307,119    $  4,194    $311,313
                                                ========    ========    ========



                  June 30, 1994                   Owned       Leased    Combined
                  -------------                 --------    --------    --------

Land and land improvements .................    $ 41,432    $  1,070    $ 42,502
Buildings and leasehold improvements .......     165,947       9,375     175,322
Machinery and equipment ....................     253,289      10,645     263,934
Office equipment ...........................      33,572         193      33,765
Automotive equipment .......................      81,781         243      82,024
Capital projects in progress ...............      13,192                  13,192
                                                --------    --------    --------
                                                 589,213      21,526     610,739
Less: accumulated depreciation and
        amortization .......................     275,362      17,018     292,380
                                                --------    --------    --------
Properties and equipment, net ..............    $313,851    $  4,508    $318,359
                                                ========    ========    ========


      Depreciation  and  amortization   expense  relating  to  properties  and
equipment amounted to approximately $39,792, $40,085 and $41,683 in 1995, 1994 and 1993, respectively.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

8. INCOME TAXES

      The provision (benefit) for income taxes as of June 30 consists of the following:

                                           1995           1994           1993
                                         --------       --------       --------
Continuing operations:
  Current:
    Federal                              $  3,100       $  1,568       $ (7,763)
    State                                   1,466          4,015          6,604
  Deferred                                 (9,304)        (7,559)        (6,659)
  Increase (decrease) in
    valuation allowance                       960          3,102         (6,060)
                                         --------       --------       --------
                                         $ (3,778)      $  1,126       $(13,878)
                                         ========       ========       ========
Discontinued operations:
  Current:
    Federal                              $  9,626            153       $  8,833
    State                                   1,438           (368)           287
  Deferred                                    405          3,301         (1,689)
                                         --------       --------       --------
                                         $ 11,469       $  3,086       $  7,431
                                         ========       ========       ========


      The Company's effective income tax rate on (loss) margin from continuing operations before income taxes differs from the federal statutory regular tax rate as of June 30 as follows:

                                                             1995      1994        1993
                                                             ----      ----        ----

Statutory federal income tax rate ........................ (35.0%)    (35.0%)      34.0%

Tax effects of:
      State income taxes, net of federal benefit (1) .....   1.9       64.4        37.6
      Items for which no federal tax effect was recognized   6.2        2.3        (3.9)
      Dividend received deduction ........................   (.5)       2.7         1.2
      Fines and penalties ................................    .2        4.5         4.8
      Tax credits ........................................                        (23.1)
      Amortization of intangibles ........................   1.5        8.2        (2.5)
      Adjustment of prior year accrual ...................   2.1        4.7       (87.0)
      Utilization of loss carryforwards ..................            (13.6)       (5.9)
      Change in valuation allowance ......................   3.6       68.1       (52.7)
      Other items ........................................   5.0      (14.8)       (2.4)
      Reclassifying Hood to continuing operations ........    .9      (66.8)      (34.3)
                                                           ------     ------     -------
        Effective income tax rate ........................ (14.1%)     24.7%     (134.2%)
                                                           ======     ======     =======


      (1) For state income tax purposes, the Company does not file combined income tax returns and is therefore unable to recognize the benefit of certain net operating losses incurred by subsidiaries.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

8. INCOME TAXES (CONTINUED)

      The components of the deferred tax assets and liabilities as of June 30 were as follows:

              Deferred tax assets:                                                  1995                  1994
                                                                                ------------          ------------

                  Other liabilities and reserves.......................         $     25,351          $     20,768
                  Leases receivable....................................                9,456                10,757
                  Self-insurance reserves..............................                7,727                 7,888
                  Medical reserves.....................................                6,966                 6,366
                  Inventory............................................                6,345                 4,874
                  Deferred compensation................................                4,952                 5,683
                  Accounts receivable..................................                4,025                 5,275
                  Restructuring reserve................................                2,092                 6,545
                  Miscellaneous........................................                3,798                 3,839
                  NOL carryforward.....................................                5,651
                  Alternative minimum tax credit carryforward..........                1,721                 7,316
                                                                                ------------          ------------
                  Gross deferred tax asset.............................               78,084                79,311
                  Less valuation allowance.............................               (4,961)               (4,001)
                                                                                ------------          ------------
                       Total net deferred tax asset....................               73,123                75,310
                                                                                ------------          ------------
              Deferred tax liabilities:
                  Pension assets.......................................               25,020                20,010
                  Excess of tax over book depreciation.................               16,646                19,719
                  Prepaid medical......................................                6,978                 7,259
                  Other assets.........................................                2,188                 3,894
                  Undistributed earnings of discontinued operation.....                                      9,234
                  Miscellaneous........................................                1,451                 2,797
                                                                                ------------          ------------
                       Total deferred tax liability....................               52,283                62,913
                                                                                ------------          ------------
                       Net deferred tax asset..........................         $     20,840          $     12,397
                                                                                ============          ============


      The Company's net deferred tax asset at June 30, 1995 and 1994 of $20,840 and $12,397, respectively, consists of a net current asset of $35,888 and $36,859 included in prepaid expenses and a net long-term liability of $15,048 and $24,462 included in other liabilities as of June 30, 1995 and 1994, respectively. The total gross deferred tax assets are partially offset by a valuation allowance of $4,961 and $4,001 at June 30, 1995 and 1994, respectively. The allowance is related primarily to the Company's subsidiary, Hood, and its limitations on net operating loss carryforwards and future tax deductions for which no benefit can be realized. Based on the Company's history of taxable earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize its deferred tax assets.

      At June 30, 1995, the Company's federal AMT credit can be carried forward indefinitely, and the net operating loss (NOL) carryforwards expire in 2010.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

9. SHORT-TERM NOTES PAYABLE

      As of June 30, 1995, the Company had available lines of credit with various banking institutions whereby lenders have agreed to provide funds up to $122,000 to separately financed units of the Company as follows: Agway Financial Corporation (AFC) - $65,000; Telmark - $24,000; Hood - $33,000. In addition, AFC may issue up to $60,000 of commercial paper under the terms of a separate agreement, backed by a letter of credit.

Borrowings under these credit facilities were as follows:

                                                             Agway and
                                                           AFC (excluding
June 30, 1995                                             Telmark and Hood)        Telmark                Hood                Total
-------------                                             -----------------        -------              -------              -------

Bank lines of credit                                          $   300              $10,000              $12,833              $23,133
Commercial paper                                               60,000                                                         60,000
                                                              -------              -------              -------              -------
                                                              $60,300              $10,000              $12,833              $83,133
                                                              =======              =======              =======              =======
Weighted average interest rate                                  6.06%                6.96%                9.40%
                                                              =======              =======              =======

June 30, 1994
-------------
Bank lines of credit                                          $18,000                                   $14,393              $32,393
Commercial paper                                               44,800                                                         44,800
                                                              -------                                   -------              -------
                                                              $62,800                                   $14,393              $77,193
                                                              =======                                   =======              =======
Weighted average interest rate                                  5.00%                                     7.31%
                                                              =======                                   =======

      The credit available to the Company, through its existing lines of credit with banking institutions and its commercial paper program, is sufficient to meet the Company's immediate needs. The carrying amount of the Company's short-term borrowings approximates their fair value.

      Interest rates charged by the banks on cash drawdowns of the Company's lines of credit approximate prevailing short-term borrowing rates ranging between 6.89% and 10.85% at June 30, 1995 and 6.50% and 8.50% at June 30,
1994. Interest rates on commercial paper outstanding range from 5.97% to 6.10% at June 30, 1995 and 4.35% to 4.42% at June 30, 1994.

      At June 30, 1995, letters of credit of approximately $28,000 and $25,000, which are primarily used to back commercial paper and general liability claims, are available to AFC and Hood, respectively. Letters of credit outstanding at June 30, 1995 were approximately $25,000 and $16,300 for AFC and Hood, respectively.

      The AFC agreements, as amended in December 1994, cover the period through October 31, 1995 and are in process of renegotiation. These AFC agreements, including $6,000 in long-term debt, are collateralized by the Company's accounts receivable and non-petroleum inventories. Amounts which can be drawn under these agreements are limited to a specific calculation based upon the total of these certain accounts receivable and non-petroleum inventories ("collateral"). Adequate collateral has existed throughout the fiscal year to meet the ongoing needs of the Company. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific monthly levels of interest coverage and quarterly levels of tangible net worth.

      As a result of specific covenant violations within AFC's credit facilities at June 30, 1995, waivers were obtained effective as of June 30, 1995 and covering through August 1995, and amendments were obtained for September and October 1995 from AFC's banking institutions. Negotiations are expected to continue through October 1995, and it is management's expectation that appropriate credit facilities will continue to be in place to meet the ongoing needs of the Company.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

9. SHORT-TERM NOTES PAYABLE (CONTINUED)

      The Hood short-term credit facility is used to supply letters of credit as well as short-term financing. Letters of credit of $16,300 were outstanding at June 30, 1995. This facility was scheduled to expire on July 31, 1995. Hood negotiated an extension of this facility until such time as it could be restructured.

      Effective August 7, 1995, Hood restructured its line of credit facility with its bank. Per the amended agreement, the bank has made available to Hood a $28,000 facility through March 31, 1996 with an increase to $33,000 commencing on April 1, 1996. Borrowings under the line of credit facility are limited to the total of 80% of the receivables less than sixty days old plus the balance of inventories (not to exceed $5,000) to the extent that such equation does not exceed $28,000 and $33,000, respectively. Borrowings under the line of credit facility are to be repaid on demand. All outstanding cash advances are due on or before July 1, 1996. Letter of credit accommodations may be comprised of up to $18,000 of the total facility and may be advanced through June 30, 1996. Outstanding letter of credit accommodations as of June 30, 1996 are not renewable upon expiration.

10. DEBT

Long-Term Debt:

      Long-term debt consists of the following at June 30, 1995:

                                                                         Agway and
                                                                       AFC Excluding
                                                                        Telmark and
                                                                            Hood           Telmark           Hood            Total
                                                                         --------         --------         --------         --------
Notes payable - banks (a)                                                $  6,000         $ 94,000         $ 22,463         $122,463
Notes payable - insurance companies (b)                                                    151,467                           151,467
Other                                                                      11,255                            10,085           21,340
                                                                         --------         --------         --------         --------
Subtotal long-term debt excluding capital leases                           17,255          245,467           32,548          295,270
Obligations under capital leases
      Industrial revenue bonds                                              3,769                                              3,769
      Others                                                                1,819                               332            2,151
                                                                         --------         --------         --------         --------
Total long-term debt                                                       22,843          245,467           32,880          301,190
Less: current portion                                                      13,702           34,622           10,198           58,522
                                                                         --------         --------         --------         --------
                                                                         $  9,141         $210,845         $ 22,682         $242,668
                                                                         ========         ========         ========         ========

(a) Under loan agreements, principal of $122,463 bears interest at fixed rates ranging from 5.4% to 11.50%, payments commencing July 1995 with final installments due in 1999. The notes are collateralized by the Company's investment in the bank having a book value of $22,333 at June 30, 1995.

      The Agway and AFC debt agreements contain a number of restrictive financial covenants, the most restrictive of which requires the Company to maintain specific monthly levels of interest coverage and quarterly levels of tangible net worth. The $6,000 AFC credit facility loan covenants are integrated with the short-term facilities. As a result of specific covenant violations with the Company's short-term notes, waivers and amendments were obtained (see Note 9).

(b) Under Telmark loan agreements with various insurance companies, principal of $151,467 bears interest at fixed rates ranging from 5.90% to 9.17%, payments commencing September 1995 with final installment due in 2000.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

10. DEBT (CONTINUED)

Subordinated Debt:                                                       Agway and
                                                                       AFC Excluding
                                                                        Telmark and
                                                                           Hood            Telmark           Hood            Total
                                                                         --------         --------         --------         --------

Subordinated debt consists of the following at June 30, 1995:
      Subordinated Debentures due 1995 to 2004,
      interest at 6.0% to 8.5% .................................         $ 30,201         $  8,174         $  7,195         $ 45,570
      Subordinated Money Market Certificates,
      due 1995 to 2008, interest at 4.5% to 9.5% ...............          360,688                                            360,688
                                                                         --------         --------         --------         --------
Total long-term subordinated debt ..............................          390,889            8,174            7,195          406,258
Less current portion ...........................................           35,833                               463           36,296
                                                                         --------         --------         --------         --------
                                                                         $355,056         $  8,174         $  6,732         $369,962
                                                                         ========         ========         ========         ========


      Some of the Company's subordinated debt is redeemable in whole or in part at the principal amount plus accrued interest, prior to maturity dates, at the option of the Company. The foregoing debt bears interest payable semi-annually on January 1 and July 1 of each year; the debentures at the rates quoted and the money market certificates at the greater of the quoted rate or a rate based upon the discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks.

Maturities:

      Aggregate annual maturities on long-term debt during the next five years and thereafter are as follows:

      Fiscal Year                      Capital                                                        Subordinated
      Ending June 30,                  Leases               Borrowings              Total                 Debt
                                    -------------         -------------         -------------        --------------

      1996                          $       2,048         $      56,745         $      58,793        $       36,296
      1997                                  1,611                88,991                90,602                15,217
      1998                                  1,333                96,881                98,214                46,833
      1999                                    841                35,427                36,268                48,662
      2000                                    203                 7,003                 7,206                64,790
      Thereafter                            1,282                10,223                11,505               194,460
                                    -------------         -------------         -------------        --------------
                                            7,318               295,270               302,588               406,258
      Imputed interest                      1,398                                       1,398
                                    -------------         -------------         -------------        --------------
      Total                         $       5,920         $     295,270         $     301,190        $      406,258
                                    =============         =============         =============        ==============

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

11. COMMITMENTS AND CONTINGENCIES

Environmental

      The Company is subject to a number of governmental regulations concerning environmental matters, either directly, or as a result of the operations of its subsidiaries. Agway expects that it will be required to expend funds to participate in the remediation of certain sites, including certain Superfund sites and sites with underground fuel storage tanks. In addition, Agway expects that it will incur other expenses associated with environmental compliance.

      The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of the Company's degree of responsibility of a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates; however, the Company believes that its past experience provides a reasonable basis for estimating its liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time.

      As part of its long-term environmental protection program, the Company spent approximately $4,000 in fiscal 1995 on capital projects. The Company estimates that during fiscal 1996 and 1997 approximately $4,000 per year will be spent on additional capital projects for environmental protection. These estimates recognize the additional capital required to comply with EPA Underground Storage Tank (UST) regulations which become effective in December 1998. Presently, the total cost to comply with the EPA UST regulations is estimated to be approximately $5,000. The total capital requirements may change due to the actual number of USTs actively in use on the effective date.

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

      Commitments to extend credit at the Company's leasing subsidiary, Telmark, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Outstanding commitments to extend lease financing at June 30, 1995 approximated $27,600.

      During fiscal 1994 and prior, the Company entered into lease sale contracts which contain limited recourse provisions which are limited to 7.5% of the sale proceeds. At June 30, 1995, the Company was contingently liable for approximately $2,600 under the limited recourse provisions.

      Rent expense for the fiscal years 1995, 1994 and 1993 approximated $20,800, $14,700 and $17,200, respectively. Future minimum payments under noncancelable operating leases approximate $12,100, $9,700, $8,300, $11,500, and $4,600 for the fiscal years 1996 through 2000, respectively, and approximately $500 thereafter.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

12. PREFERRED STOCK

      Dollar values are whole dollars except where noted as (000).

                                                                    Preferred Stock
                                        ----------------------------------------------------------------------
                                                              Cumulative
                                        ----------------------------------------------   Honorary
                                            6%          8%          8%           7%        Member     Amount
                                         Series A   Series B    Series B-1    Series C   Series HM     (000)
                                        ---------   ---------   ---------    ---------   ---------   ---------

Par Value                               $     100   $     100   $     100    $     100   $      25
                                        =========   =========   =========    =========   =========

Shares Authorized                         350,000     250,000     140,000      150,000      80,000
                                        =========   =========   =========    =========   =========
Shares Outstanding:
    Balance June 30, 1992                 157,229     221,519     136,814      129,104       2,211   $  64,522
       Issued (redeemed), net                (739)      6,761    (115,954)        (553)         23     (11,048)
                                        ---------   ---------   ---------    ---------   ---------   ---------
    Balance June 30, 1993                 156,490     228,280      20,860      128,551       2,234      53,474
       Issued (redeemed), net             181,185      (1,180)     (1,050)        (334)         57      17,864
                                        ---------   ---------   ---------    ---------   ---------   ---------
    Balance June 30, 1994                 337,675     227,100      19,810      128,217       2,291      71,338
       Issues (redeemed), net             (54,612)     (1,619)       (400)        (409)         70      (5,703)
                                        ---------   ---------   ---------    ---------   ---------   ---------
Balance June 30, 1995                     283,063     225,481      19,410      127,808       2,361   $  65,635
                                        =========   =========   =========    =========   =========   =========


                                                                 Preferred Stock
                                        -----------------------------------------------------------
                                                              Cumulative
                                        ----------------------------------------------    Honorary
                                            6%          8%          8%           7%        Member
                                         Series A   Series B    Series B-1    Series C    Series HM
                                        ---------   ---------   ----------    --------    ---------

Annual Dividends Per Share
    June 30, 1993                       $    6.00   $    8.00   $    8.00    $    7.00   $     1.50
    June 30, 1994                       $    6.00   $    8.00   $    8.00    $    7.00   $     1.50
    June 30, 1995                       $    6.00   $    8.00   $    8.00    $    7.00   $     1.50
Shares Held in Treasury
  (purchased at par value):
    June 30, 1993                         193,510      21,720     119,140       21,449          479
    June 30, 1994                          12,325      22,900     120,190       21,783          546
    June 30, 1995                          66,937      24,519     120,590       22,192          632


      Dividend payments are restricted to a maximum of 8% of par value, as governed by the Farm Credit Administration. There are 10,000 shares of authorized preferred stock undesignated as to series, rate, and other attributes. The Series A preferred stock has priority with respect to the payment of dividends. The Company maintains the practice of providing a market by repurchasing, at par, preferred stock as the holders elect to tender the securities for repurchase, subject to Board of Directors' approval. The Company practice of repurchasing preferred stock specifically does not apply to approximately 166,600 shares of 6% Series A preferred stock issued in fiscal 1994 in connection with the acquisition of local cooperative affiliates. As a condition of this transaction, the Company's repurchase practice for this preferred stock was specifically suspended for a minimum of four years through July 1997.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

13. RETIREMENT BENEFITS

Pension Plan

      The Company and Hood each have non-contributory defined benefit pension plans covering substantially all employees of Agway Inc. and Hood. The pension plans' benefit formulae generally base payments to retired employees upon years of credited service and a percentage of qualifying compensation during the final years of employment. Generally, pension costs are funded annually at no less than the amount required by law nor more than the maximum allowed by federal income tax guidelines. The vested benefit obligation is based on the actuarial present value of the benefits which the employee would be entitled to at the expected retirement date.

     The majority of the plans' investments consist of U. S. government and agency securities, U. S. corporate bonds, U. S. and foreign equities, equity funds and temporary investments (short-term investments in demand notes and money market funds). At June 30, 1995 and 1994, the Company's plan assets included Company debt securities and preferred stock with estimated fair values of $4,300 and $5,500, respectively.

     At December 31, 1994, Hood amended its pension plan so that additional benefits to be earned by employees for future service were suspended. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," a gain of approximately $5,700 was recognized in the statement of operations for fiscal 1995. The gain is the net of a decrease in the projected benefit obligation of approximately $6,800 and the recognition of previously unrecognized prior service costs of $1,100.

     The Employees' Retirement Plan of Agway, Inc. and the H. P. Hood Inc. Pension Plan have assets that exceed accumulated benefit obligations. The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated financial statements at June 30:

                                                                                   1995                             1994
                                                                          -------------------------       -------------------------
                                                                            Agway           Hood            Agway            Hood
                                                                          ---------       ---------       ---------       ---------

Actuarial present value of benefit obligations:
     Vested ........................................................      $ 249,709       $  24,911       $ 229,977       $  23,948
     Non-vested ....................................................         12,887           1,556          11,808             390
                                                                          ---------       ---------       ---------       ---------
Accumulated benefit obligation .....................................        262,596          26,467         241,785          24,338
Additional amounts related to projected pay increases ..............         35,609                          30,718           7,723
                                                                          ---------       ---------       ---------       ---------
Projected benefit obligation for service rendered to date ..........        298,205          26,467         272,503          32,061
Plan assets at fair value ..........................................        425,035          26,814         382,309          26,162
                                                                          ---------       ---------       ---------       ---------
Projected benefit obligation less than (in excess of)
     plan assets ...................................................        126,830             347         109,806          (5,899)
Unrecognized net gain ..............................................        (38,146)         (1,436)        (27,864)         (1,147)
Unrecognized prior service cost ....................................          9,315                          10,933           1,376
Unrecognized net transition asset ..................................        (24,157)           (571)        (28,988)           (773)
                                                                          ---------       ---------       ---------       ---------
Prepaid (accrued) pension cost .....................................      $  73,842       $  (1,660)      $  63,887       $  (6,443)
                                                                          =========       =========       =========       =========

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

13. RETIREMENT BENEFITS (CONTINUED)

Pension Plan (continued)

Net pension income included the following income/(expense) components for the year ended June 30:

                                                                                   1995                 1994                 1993
                                                                                 --------             --------             --------
Service cost-benefits earned during the period ......................            $ (6,630)            $ (7,754)            $ (7,378)
Interest cost on projected benefit obligation .......................             (23,250)             (23,137)             (22,095)
Actual return on plan assets ........................................              65,142                8,659               71,689
Net amortization and deferral .......................................             (26,202)              29,025              (35,963)
                                                                                 --------             --------             --------
                                                                                 $  9,060             $  6,793             $  6,253
                                                                                 ========             ========             ========


      In determining the actuarial present values of the projected benefit obligations as of June 30, the following assumptions were used:

                                                                       Agway                  Hood
                                                                  --------------         ---------------
                                                                  1995      1994         1995       1994
                                                                  ----      ----         ----       ----

          Weighted average discount rate                           7.5%      8.0%        7.5%       8.0%
          Rate of increase in future compensation                  5.5%      5.5%         N/A       4.5%
          Expected long-term rate of return                      10.25%    10.25%        8.0%       8.0%

      The effect of the changes in the weighted average discount rate was to increase the projected benefit obligation by approximately $18,100 and $1,200 and increase the accumulated benefit obligation by approximately $14,000 and $1,200 for the Company and Hood, respectively. Assumed future salary increases are age-related and range from 10.5% for lower ages to 4.8% for higher ages.

Postretirement Benefits

     In addition to providing pension benefits, the Company provides postretirement health care and life insurance benefits, and Hood provides postretirement health care benefits, to eligible retirees and their dependents. Eligibility for benefits depends upon age and years of service.

      Prior to July 1, 1993, the Company and Hood accounted for the expense of providing these benefits as claims were paid and through accruals based on experience. Funding of costs was made as payments were due. Effective July 1, 1993, the Company and Hood adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires companies to accrue postretirement benefits during the years employees are working and earning benefits for retirement. In connection with the adoption of this statement, the Company and Hood elected to amortize the transition obligation of approximately $40,800 and $4,600, respectively, as of July 1, 1993 over 20 years. Total net periodic benefit cost under SFAS No. 106 was approximately $6,500 and $8,400 for fiscal years 1995 and 1994, respectively, compared with the costs based on cash payments and accruals for retiree health and life insurance benefits of approximately $4,500 in 1993.

      Effective January 1, 1994, the Hood plan changed its eligibility requirements to age 62 with 25 years of service. For employees who became eligible after January 1, 1994, Hood also limited its employee subsidy.

      Effective January 1, 1995, the Company amended its postretirement health care benefits by establishing a separate and distinct insured medical program for retirees aged 65 or over, limiting the Company's subsidy to a per month/per retiree basis for retirees aged 65 or over and modifying health care coverage for active employees and retirees under age 65. These amendments have resulted in reduction to the Company's net periodic expense and accumulated postretirement benefit obligation for the year ended June 30, 1995 of $2,000 and $15,000, respectively.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

13. RETIREMENT BENEFITS (CONTINUED)

Postretirement Benefits (continued)

      The following tables set forth the plans' funded status and net periodic postretirement benefit cost recognized in the Company's consolidated financial statements at June 30:

                                                                        1995                                    1994
                                                          ----------------------------------     ----------------------------------
                                                           Health       Life                      Health        Life
                                                          Insurance   Insurance      Total       Insurance    Insurance      Total
                                                          --------     --------     --------     --------     --------     --------
Reconciliation of funded status:
--------------------------------
Accumulated postretirement benefit obligation:
   Retirees and surviving spouses ....................    $ 29,113     $  5,984     $ 35,097     $ 37,741     $  5,639     $ 43,380
Actives eligible to retire ...........................       2,598          414        3,012        3,383          333        3,716
   Actives not yet eligible to retire ................       8,544          733        9,277       13,904          702       14,606
                                                          --------     --------     --------     --------     --------     --------
Total accumulated postretirement
   benefit obligation ................................      40,255        7,131       47,386       55,028        6,674       61,702
                                                          --------     --------     --------     --------     --------     --------
Plan assets at fair value
Funded status ........................................      40,255        7,131       47,386       55,028        6,674       61,702
Unrecognized net (loss) gain .........................        (109)        (471)        (580)
Unrecognized net transition obligation ...............     (20,357)      (5,962)     (26,319)     (36,685)      (6,293)     (42,978)
                                                          --------     --------     --------     --------     --------     --------
Accrued postretirement benefit cost ..................    $ 19,789     $    698     $ 20,487     $ 18,343     $    381     $ 18,724
                                                          ========     ========     ========     ========     ========     ========



Annual expense for fiscal year ended June 30:
---------------------------------------------
   Service cost ......................................    $    711     $     70     $    781     $  1,188     $     76     $  1,264
   Interest cost .....................................       3,356          522        3,878        4,162          509        4,671
   Amortization of transition
     obligation ......................................       1,518          331        1,849        2,132          331        2,463
                                                          --------     --------     --------     --------     --------     --------
Net periodic postretirement benefit
     cost ............................................    $  5,585     $    923     $  6,508     $  7,482     $    916     $  8,398
                                                          ========     ========     ========     ========     ========     ========


      In determining the accumulated postretirement benefit obligation, the weighted average discount rate used was 7.5% and 8% at June 30, 1995 and 1994, respectively. This change increased the accumulated postretirement benefit obligation by approximately $1,500.

      For measurement purposes, the assumed health care cost trend rate used to measure the Company's accumulated benefit obligation was, for persons under age 65, 7.7% and 8% for June 30, 1995 and 1994, respectively. For persons over age 65, a 9% rate was used for June 30, 1994, and due to the plan amendment discussed previously, there was no such assumption at June 30, 1995. The health care cost trend rate assumption for fiscal 1996 and forward at June 30, 1995 and 1994 decreases gradually until the year 2002 where the ultimate trend rate is then fixed at 5.5% (6% at June 30, 1994). A one percentage point increase in the assumed health care cost trend rate at June 30, 1995 would increase the aggregate service and interest cost components of net periodic expense by $300, and the accumulated postretirement benefit obligation by $1,100.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

13. RETIREMENT BENEFITS (CONTINUED)

Postretirement Benefits (continued)

      For fiscal 1995, Hood assumed a 12.5% annual rate of increase in the per capita cost of covered health care benefits decreasing gradually down to 7.5% for fiscal 2005 and remaining level thereafter. An increase in the assumed health care cost trend rate one percentage point each year would not have a material effect on the accumulated postretirement benefit obligation as of June 24, 1995 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for fiscal 1995.

Voluntary Employees' Beneficiary Association

      The  Company  has   established  a  Voluntary   Employees'   Beneficiary
Association ("VEBA") trust to fund the employer's portion of employee and retiree health and welfare benefits. Contributions to the VEBA trust are tax deductible, subject to limitations contained in the Internal Revenue Code and regulations. Trust assets of approximately $20,500 and $21,400 are included in prepaid expenses in the accompanying balance sheets as of June 30, 1995 and 1994, respectively. The Company's current policy is to invest these trust assets primarily in government securities. Additionally, an actuarially-determined medical benefit obligation for incurred but not reported claims for active employees and retirees under 65 of approximately $4,000 and $4,900 is reflected in other current liabilities at June 30, 1995 and 1994, respectively.

Employees' Thrift Investment Plan

      The Agway Inc. Employees' Thrift Investment Plan is a defined contribution plan covering substantially all employees of Agway and its subsidiaries (excluding Hood). Under the plan, each participant may invest up to 15% of his or her salary, of which a maximum of 6% qualifies for Company matching. Participant contributions are invested at the option of the participant in any combination of four funds. As of June 30, 1995, there were 4,864 employees participating in this plan. The number of employees under each investment fund at June 30, 1995 is as follows:

               Company Security Fund   4,789   Cash Fund     286
               Stock Fund              3,460   Bond Fund     471

      The Company will contribute an amount of at least 10%, but not more than 50%, of each participant's regular contributions, as defined, up to 6% of his or her salary on an annual basis. Company contributions to this plan for fiscal years ended June 30, 1995, 1994 and 1993 were approximately $500, $1,400 and $500, respectively.

      Hood maintains a separate retirement savings plan offering participating employees a program of regular savings and investment funded by their own contributions and those of Hood. The amount of contributions for fiscal 1995, 1994 and 1993 totaled approximately $1,000, $500 and $600, respectively.

Benefit Equalization Plan

      The Company also maintains a non-qualified, unfunded benefit equalization plan designed to provide pension and thrift benefits for employees whose normal benefits are reduced by limitations under the Employee Retirement Income Security Act (ERISA) and the Internal Revenue Code. Accrued pension costs under this plan were approximately $3,400 and $3,200 for 1995 and 1994, respectively. Net benefit expense, including the Company matching contributions in the thrift component of the plan, for 1995, 1994 and 1993 totaled approximately $400, $500 and $400, respectively. In determining the actuarial present values of the projected benefit obligations of the pension component of this plan, the same assumptions were used as those for the Company's defined benefit pension plan.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

14. FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING

      The company operates principally in four business segments: (1) Agriculture & Consumer engages in the manufacturing and processing of various farm animal feeds, crop inputs, fertilizers, crop protectants and farm supplies under Agway Agricultural Products (AAP). Agriculture & Related Services (ARS) engages in the wholesale purchase, warehousing and distribution of agricultural supplies and materials, yard and garden items and pet food and pet supplies. It also provides marketing, purchasing, technical and strategic support for AAP, the Agway retail store outlets and the wholesale supply of certain product categories to Agway franchised representatives and other businesses. Finally, Country Products Group (CPG), engages in the manufacturing, processing and repacking of a variety of agricultural products which are marketed directly to consumer, retailers, wholesalers and processors as well as to AAP and ARS; (2) Energy markets petroleum products including gasolines, kerosene, fuel oil, propane, lubricating oils and greases, antifreeze, as well as oil and gas heating and air conditioning equipment and other related items; (3) Dairy engages in the processing and distribution of branded and private label dairy and other foods with concentration in three product classes - fluid milk, ice cream and manufactured products. Total revenue of each industry segment includes the sale of products and services to unaffiliated customers, as reported in the Company's consolidated statements of operations, as well as sales to other segments of the Company which are accounted for on a cost plus markup basis; and (4) Financial Services is engaged in the lease financing of buildings, equipment, and vehicles and markets accident and health insurance and long-term care products.

      Operating profit (loss) consists of total revenues less operating expenses. Certain expenses, including personnel, legal, tax reporting, and corporate management, are allocated based on a formula which considers assets, revenues and payroll. In prior years, expenses for rent, data processing, insurance, corporate treasury, and office services were also allocated to the segments. However, in 1995 these costs were decentralized and captured in each segment's operating profit (loss). Prior year amounts have been reclassified to conform to the results of this decentralization. In computing operating profit (loss), none of the following items have been added to or deducted from segment results: corporate expenses; interest expense, net of interest income; other income generated from assets not allocable to segments; member refunds; income taxes; and income or (loss) from discontinued operations.

      Identifiable assets in the segments of the Company are those assets used by each segment in its operations. General management assets consist principally of cash, various prepaid expenses, fixed assets and net assets of discontinued operations. Contracts with various federal, state, and local government agencies are immaterial.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

14. FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING (CONTINUED)

                                                                          Year ended June 30, 1995
                                                -----------------------------------------------------------------------------------
                                                Agriculture
                                                     &                                       Financial
                                                 Consumer        Energy         Dairy        Services      Corporate   Consolidated
                                                -----------    -----------   -----------    -----------   -----------    ----------
Sales and revenues to
  unaffiliated customers ....................   $ 1,015,618    $   510,439   $   483,571    $    71,486   $     1,747    $2,082,861
Intersegment sales and revenues .............           155            339             0             65          (559)            0
                                                -----------    -----------   -----------    -----------   -----------    ----------
      Total sales and revenues ..............   $ 1,015,773    $   510,778   $   483,571    $    71,551   $     1,188    $2,082,861
                                                ===========    ===========   ===========    ===========   ===========    ==========

Operating profit/(loss) .....................   $    (2,705)   $    13,368   $    (1,388)   $    10,487   $   (10,333)   $    9,429
Interest expense, net of
  interest income ...........................                                                                               (36,169)
      Margin from continuing                                                                                             ----------
        operations before
        income taxes ........................                                                                            $  (26,740)
                                                                                                                         ==========

Identifiable assets .........................   $   472,712    $   170,739   $    86,337    $   413,991   $   210,312    $1,354,091
Depreciation ................................        19,172          9,192         8,511            513         2,404        39,792
Capital expenditures ........................        17,211         18,051         3,687            863         2,350        42,162



                                                                      Year ended June 30, 1994
                                                -----------------------------------------------------------------------------------
                                                Agriculture
                                                     &                                       Financial
                                                 Consumer        Energy         Dairy        Services      Corporate   Consolidated
                                                -----------    -----------   -----------    -----------   -----------    ----------

Sales and revenues to
  unaffiliated customers ....................   $ 1,070,757    $   555,549   $   493,943    $    65,751   $     1,193    $2,187,193
Intersegment sales and revenues .............           277            485             0             81          (843)            0
                                                -----------    -----------   -----------    -----------   -----------    ----------
      Total sales and revenues ..............   $ 1,071,034    $   556,034   $   493,943    $    65,832   $       350    $2,187,193
                                                ===========    ===========   ===========    ===========   ===========    ==========

Operating profit/(loss) .....................   $    (7,077)   $    39,784   $    (3,372)   $    10,523   $   (10,844)   $   29,014
Interest expense, net of
  interest income ...........................                                                                               (33,570)
      Margin from continuing                                                                                             ----------
          operations before
          income taxes ......................                                                                            $   (4,556)
                                                                                                                         ==========

Identifiable assets .........................   $   499,147    $   174,760   $   102,106     $  355,466    $  268,835    $ 1,400,314
Depreciation ................................        19,615          8,849         8,596            436         2,589         40,085
Capital expenditures ........................        17,135         11,649         7,861            831         3,114         40,590





                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

14. FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING (CONTINUED)


                                                                  Year ended June 30, 1993
                                            -----------------------------------------------------------------------------------
                                            Agriculture
                                                &                                          Financial
                                             Consumer          Energy         Dairy        Services       Corporate     Consolidated
                                            -----------     -----------    -----------    -----------    -----------     ----------
Sales and revenues to
  unaffiliated customers ...............    $ 1,009,805     $   637,631    $   560,315    $    69,948    $     1,130     $2,278,829
Intersegment sales and revenues ........            436             537              0            213         (1,186)             0
                                            -----------     -----------    -----------    -----------    -----------     ----------
      Total sales and revenues .........    $ 1,010,241     $   638,168    $   560,315    $    70,161    $       (56)    $2,278,829
                                            ===========     ===========    ===========    ===========    ===========     ==========


Operating profit/(loss) ................    $    13,279     $    22,696    $     2,907    $    11,068    $    (3,874)    $   46,076
Interest expense, net of
  interest income ......................                                                                                    (35,736)
                                                                                                                         ----------
      Margin from continuing
          operations before
          income taxes .................                                                                                 $   10,340
                                                                                                                         ==========

Identifiable assets ....................    $   488,632     $   198,938    $   103,035    $   304,441     $  257,018     $1,352,064
Depreciation ...........................         18,960           9,822          9,681            441          2,779         41,683
Capital expenditures ...................         18,760           9,170          5,867            342            512         34,651


15. OTHER INCOME (EXPENSE)

The components of other income (net) for the year ended June 30 are summarized below:

                                                    1995        1994      1993
                                                --------    --------   --------
Gain on Hood pension curtailment ............   $  5,677
Rent & storage revenue ......................      3,313    $  3,791   $  2,987
Patronage refund income .....................      2,904         409      1,567
Gain/(loss) on sale of properties & equipment        597         584     (4,189)
Sale of scrap ...............................        519         446        395
Gain (loss) on sale of investments ..........       --            11       (335)
Texas City Refining settlements, net ........       --          --       (1,339)
Other, net ..................................       (705)        357      2,703
                                                --------    --------   --------
                                                $ 12,305    $  5,598   $  1,789
                                                ========    ========   ========

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

16. SUPPLEMENTAL DISCLOSURES ABOUT CASH FLOWS

                                                                  1995                1994                1993
                                                             -------------        ------------       -------------

      Additional disclosure of operating cash flows:
         Cash paid during the year for:
           Interest.....................................     $      45,412        $     41,902       $      47,010
                                                             =============        ============       =============
           Income taxes.................................     $       9,951        $     11,494       $       8,070
                                                             =============        ============       =============

      Additional disclosure for non-cash investing and financing activities:

        Dividends declared but unpaid at June 30             $       2,410        $      2,589       $       2,056
                                                             =============        ============       =============


      1993 and 1994 - During the fiscal year ended June 30, 1993, 46 local cooperative affiliates were either merged into Agway or acquired for a total purchase price of $20,395 plus certain liabilities assumed of $13,779. In fiscal 1994, six additional cooperatives were merged into Agway for a total purchase price of $1,309 plus current liabilities assumed of $2,089. In 1993, of the $20,395 purchase price, $16,316 was paid in Agway restricted preferred stock and, accordingly, was classified as other non-current liabilities with the remaining $4,079 classified as other current liabilities at June 30, 1993. The total purchase price for the 52 affiliates of $21,705 plus certain liabilities assumed of $15,868 was settled in fiscal 1994 in the form of cash ($5,044) and restricted preferred stock-- 6%, $100 par value ($16,661).

17. DISCONTINUED OPERATIONS

      On March 23, 1993, the Company's Board of Directors authorized management to sell its 34% interest in Curtice Burns and 99.9% interest in Hood, the major investments in what was Agway's food group segment. Management and the Board had specific plans for the divestiture of these operations and expected to divest of both investments in fiscal 1994; however, due to unanticipated occurrences, neither transaction was consummated by the end of fiscal 1994. Plans for the divestiture continued into 1995.

Curtice Burns

      Curtice Burns accepted an offer from Pro-Fac Cooperative Inc. (Pro-Fac) to acquire all outstanding shares of Curtice Burns for $19 per share in cash, and entered into a definitive merger agreement with Pro-Fac. This agreement closed on November 3, 1994, and at that time, the Company sold its interest in Curtice Burns to Pro-Fac and received cash proceeds of $55,786 and recorded a profit, net of income taxes of $19,700, of $4,430.

      The net sales and revenues from discontinued operations (Curtice Burns) was approximately $829,100 in 1994 and $878,600 in 1993.

      A summary of net assets of discontinued operations at June 30, 1994 is as follows:

                                                          1994
                                                       ---------
               Accounts receivable                     $  66,337
               Inventory                                 155,259
               Property, plant & equipment, net          167,516
               Other, net                                 25,352
               Accounts payable and accrued expenses    (128,760)
               Long-term debt                           (237,280)
                                                       ---------
               Net assets of discontinued operations   $  48,424
                                                       =========

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

17. DISCONTINUED OPERATIONS (CONTINUED)

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

      A  reconciliation  to  margin  (loss)  from  continuing   operations  as
previously reported follows:

                                                                                                    Fiscal Year        Fiscal Year
                                                                                                      Ended               Ended
                                                                                                   June 30, 1994      June 30, 1993
                                                                                                     --------           --------

Impact of reclassification of loss from discontinued operations to margin
(loss) from continuing operations:

Deferred interest expense ..............................................................             $ (1,783)          $ (2,248)
Pre-tax loss from segment operations .................................................                 (7,681)            (6,231)
                                                                                                     --------           --------
Pre-tax loss from continuing operations ................................................               (9,464)            (8,479)
Income tax benefit .....................................................................                3,086              6,970
                                                                                                     --------           --------
Loss from continuing operations ........................................................               (6,378)            (1,509)
Original balance - margin from continuing operations....................................                  696             25,727
                                                                                                     --------           --------
Reclassified balance - (loss) margin from continuing operations ........................             $ (5,682)          $ 24,218
                                                                                                     ========           ========


A reconciliation to margin (loss) from discontinued operations as previously reported follows:

                                                                                                      June 1994          June 1993
                                                                                                       -------            -------

Original balance - loss from discontinued operations .....................................             $(4,000)           $(5,977)
Reclassification of Hood losses to continuing operations .................................               6,378              1,509
                                                                                                       -------            -------
Reclassified balance - margin (loss) from discontinued operations ........................             $ 2,378            $(4,468)
                                                                                                       =======            =======

     The net loss relating to Hood from July 1992 to March 23, 1993 was $6,510 and was reflected in the $5,977 net loss from discontinued operations through the measurement date as previously reported for the year ended June 30, 1994. This included $5,454 of losses related to the operations and sale of the cheese manufacturing division of Hood business offset by a $1,799 gain on the sale of a segment of Hood's fluid milk business.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

17. DISCONTINUED OPERATIONS (CONTINUED)

Hood (continued)

     The net (loss) margin and deferred expenses relating to Hood were $(6,378) and $(1,509) for the years ended June 30, 1994 and 1993, respectively. This incurred margin (loss) in relation to Hood includes deferred interest expense, actual Hood losses and a tax benefit representing the book/tax difference in the basis of Hood. Additionally, at June 30, 1995, the loss on investment value and divestiture expenses related to Hood of $16,724 includes a $15,884 pre-tax loss for transaction costs incurred in connection with these past sales efforts and for pre-tax impairment allowance with respect to the ultimate sale of its investment in Hood.

  Total assets and total liabilities of Hood previously reported in discontinued operations were $164,726 and $128,601 at June 30, 1994. Net sales and revenues previously reported in discontinued operations were approximately $493,000 and $504,000 in 1994 and 1993, respectively.

18.  FINANCIAL INSTRUMENTS

     The table below presents the carrying amounts and estimated fair values of the Company's significant financial instruments held for purposes other than trading at June 30, 1995 and 1994 and derivatives at June 30, 1995. Estimated fair value amounts have been determined by the Company using available market data and valuation methodologies. Considerable judgment is required in developing the methodologies used to determine the estimates of fair value and in interpreting available market data and, accordingly, the estimates presented herein are not necessarily indicative of the values of such instruments in a current market exchange. Carrying amounts of trade notes and accounts receivable, other security investments, financial instruments included in other assets and other liabilities, notes payable and accounts payable approximate their fair values because of the short-term maturities of these instruments. The fair value of the Company's long-term debt and subordinated debentures is estimated based on discounted cash computations using estimated borrowing rates available to the Company ranging from 6.75% to 8.38% in 1995 and 6.66% to 9.55% in 1994. Estimated fair values of derivatives are based on average trade prices.

                                                                                1995                                 1994
                                                                      --------------------------          --------------------------
                                                                      Carrying            Fair            Carrying           Fair
                                                                       Amount             Value            Amount            Value
                                                                      --------          --------          --------          --------

Liabilities:
Long-term debt  (excluding capital leases)                            $295,270          $298,588          $284,385          $286,120
 Subordinated debentures                                               406,258           405,983           414,306           396,168
  Derivative Financial Instruments:
    Grain futures                                                        6,773             7,299

      In the normal course of business, the Company has letters of credit, performance contracts and other guarantees which are not reflected in the accompanying consolidated balance sheets. In the past, no significant claims have been made against these financial instruments. Management believes that the likelihood of performance under these financial instruments is minimal and expects no material losses to occur in connection with these instruments.

      The Company's leasing subsidiary, Telmark, is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its leasing customers. These financial instruments consist of commitments to extend credit not recognized in the balance sheet. In the event of nonperformance by the other party to the financial instrument, the Company's credit risk is limited to the contractual amount of Telmark's commitment to extend credit.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (THOUSANDS OF DOLLARS)

18.  FINANCIAL INSTRUMENTS (CONTINUED)

Credit and Market Risk

      Most financial instruments expose the holder to credit risk for non-performance and to market risk for changes in interest and currency rates. The Company, operating as an agricultural cooperative in the Northeast, has a concentration of accounts and lease receivables due from farmer/members throughout the region. This concentration of agricultural customers may affect the Company's overall credit risk in that the repayment of farmer/member receivables may be affected by inherent risks associated with (1) the overall economic environment of the region and (2) the impact of adverse regional weather conditions on crops. The Company mitigates this credit risk by analyzing farmer/member credit positions prior to extending credit and requiring collateral (in the form of crop liens) on long-term arrangements.

      Energy extends unsecured credit to petroleum wholesalers and residential fuel-oil customers. The Consumer business extends working capital lines of credit, secured by inventory and accounts receivable, to its representatives. The credit function within the Energy and Consumer businesses manage credit risk associated with these trade receivables by routinely assessing the financial strength of its customers.

      The Company manages market risk primarily by investing in short-term, highly liquid investments and, in the case of derivatives, by limiting the use of derivatives to hedging activities or by limiting potential exposure to amounts that are not material to result of operation or cash flow. The Company does not enter into derivative financial instruments to speculate. The use of derivative instruments has been limited to hedging exposure to price fluctuations on grain and, to a limited extent, petroleum purchases.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      The Directors of the Company determine Company policy and are nominated on a district representation basis by committees representing members within each district. Each of the following directors is a full-time farmer and has been engaged in full-time farming during the past five years:

                                                                                          Year
                                                                                         Became
                                                                                            A
         Name                  Age  Office                    Name of Farm              Director    Term Expires
         ----                  ---  ------                    ------------              --------    ------------
Ralph H. Heffner(1)            57   Chairman of the           Jersey Acres Farms Inc.     1973     November 1997
                                    Board and Director
Robert L. Marshman             56   Vice Chairman of the
                                    Board and Director        Marshman Farms              1989     November 1996
Keith H. Carlisle              53   Director                  Carlisle Bros., Inc.        1995     November 1995
Vyron M. Chapman(2)            62   Director                  Chapman Farms, Inc.         1985     November 1997
Peter D. Hanks                 47   Director                  Big Green Farms, Inc.       1984     November 1996
Frederick A. Hough             69   Director                  The Hough Farm              1979     November 1997
Stephen P. James               65   Director                  Monument Farms Inc.         1983     November 1995
Samuel F. Minor                57   Director                  The Springhouse             1987     November 1996
Donald E. Pease                59   Director                  Pease Farms                 1972     November 1996
John H. Ross                   67   Director                  Ross Farms Inc.             1977     November 1995
Carl D. Smith                  60   Director                  Hillacre Farms              1984     November 1996
Thomas E. Smith                60   Director                  Lazy Acres                  1986     November 1995
John H. Talmage(3)             65   Director                  H. R. Talmage & Son         1967     November 1995
Gary K. Van Slyke              52   Director                  VanSlyke's Dairy Farm       1994     November 1997
Joel L. Wenger                 64   Director                  Weng-Lea Farms              1987     November 1996
Edwin C. Whitehead             54   Director                  White Ayr Farms             1994     November 1997
Christian F. Wolff, Jr.        70   Director                  Pen-Col Farms               1982     November 1997
William W. Young               42   Director                  Will-O-Crest Farm           1989     November 1995

      Ralph H. Heffner, Chairman of the Board of Directors, was paid $50,200 and Robert L. Marshman, Vice Chairman of the Board of Directors, was paid $13,014 for their services for the fiscal year ended June 30, 1995. All other directors were paid an annual retainer fee of $6,000 and an amount of $200 for each day that they were involved in business for the Company. The Company has a program in which all directors have an option to either receive or defer amounts earned as directors. Expenses of Board members incurred in connection with Company business are reimbursed by the Company.

      Effective July 1, 1993, a retirement benefit plan was instituted for existing and future Board members. The terms of this plan require annual payments to retired or permanently disabled directors who serve a minimum of six full years. The benefit is computed at $250 for each full year of service and is paid to the director or surviving spouse for a period equal to the years served on the Board.

      (1) All correspondence in relation to operational matters should be addressed to D. P. Cardarelli, President, Chief Executive Officer and General Manager, Agway Inc., P.O. Box 4933, Syracuse, New York 13221.

      (2) On May 18, 1995, Mr. Chapman and Mildred E. Chapman, doing business as Chapman Farms and Chapman Country Store, filed a petition under Chapter 12 of the Federal Bankruptcy Code in U. S. Bankruptcy Court, Utica, New York. Agway was listed as an unsecured creditor in the sum of $34,000.

      (3)  Director of Long Island Lighting Company.

EXECUTIVE OFFICERS

      The executive officers of the Company provide operating control to carry out the policies established by the Board of Directors and serve at the discretion of the Board with no guarantee of employment. There are no full-time executive officers of the Company who are members of the Board of Directors. The principal occupation of all executive officers of the Company for the past five years, except for Mr. Schalk, has been as an officer or employee of the Company. The following is a listing of these officers as of July 1, 1995, except as noted below:

                                                                                                  Years Served
          Name                      Age      Office                                                As Officer
          ----                      ---      ------                                                ----------

    Donald P. Cardarelli            39       President, CEO and General Manager                        4
    Peter J. O'Neill                48       Senior Vice President, Treasurer and Controller           6
    David M. Hayes                  51       Senior Vice President, Corporate Services;
                                                 General Counsel and Secretary                        14
    Stephen B. Burnett              48       Group Vice President, Energy Group                        4
    Robert A. Fischer, Jr.          47       Vice President, Agway Agricultural Products               -
    Kevin S. Fuess                  46       Vice President, Risk & Environmental Quality              1
    Stephen H. Hoefer               40       Vice President, Public Affairs                            1
    Dennis J. LaHood                49       Vice President, Country Products Group                    -
    Margaret N. Luttinger           44       Vice President, Human Resources                           -
    William L. Parker               48       Vice President, Information Services                      -
    Donald F. Schalk                44       Vice President, Ag & Related Services                     -
    Robert D. Sears                 54       Vice President, Membership                                1


      Mr. Cardarelli served as Executive Vice President for Agway Insurance Company from July 1988 through August 1991, as Treasurer of the Company from August 1991 through May 1992 and as Vice President, Treasurer of the Company from May 1992 to August 1994, as Executive Vice President and Chief Operating Officer from August 1994 to January 1995 and as General Manager and CEO from January 1995 and President from February 1995 to July 1, 1995.

      Mr. Burnett served as Director, Corporate Personnel from August 1988 through November 1990, as Vice President, Financial Services Group from November 1990 through July 1992, as Vice President, Country Foods from July 1992 to September 1992 and as Group Vice President, Energy from October 1992 to July 1, 1995.

     Mr. Fischer has served as President, Milford Fertilizer Company since June 1970 and as Vice President, Agway Agricultural Products from September 1994 to July 1, 1995.

      Mr. Fuess served as Director of Risk & Environmental Quality from January 1988 through June 1994 and as Vice President, Risk & Environmental Quality from June 1994 to July 1, 1995.

      Mr. Hoefer served as Director of Public Affairs/Government Relations from July 1984 through June 1992, as Director of Government Affairs/Corporate Transportation Services from June 1992 through June 1994 and as Vice President, Public Affairs from June 1994 to July 1, 1995.

      Mr. LaHood served as President, ADS from October 1987 to August 1992, as Director, Computer and Communication Services from August 1992 to October 1992, as Director, Country Foods from October 1992 to October 1994, as
Executive Director, Country Foods and Seed Operations from October 1994 to February 1995, and as Vice President, Country Products Group from February 1995 to July 1, 1995.

      Ms. Luttinger served as Personnel Manager, Crop Services from March 1985 to October 1990, as Employment Services Supervisor from October 1990 to August 1992, as Director Human Resources, Corporate Groups from August 1992 to
September 1994 and as Vice President, Human Resources from September 1994 to July 1, 1995.

      Mr. Parker served as Vice President, Systems for Agway Insurance from July 1985 to January 1993, as Director of New Project Management from January 1993 to September 1994 and as Vice President, Information Services from September 1994 to July 1, 1995.

      Mr. Schalk served as Vice President, Agriculture & Related Services from November 1994 to July 1, 1995 and as Director of Marketing-Agriculture from January 1990 to July 1993. For the period July 1993 to November 1994, Mr. Schalk was a region manager of Harris Moran Seed Co.

      Mr. Sears served as Director of Business Development of Country Foods from June 1990 through June 1992, as Director of Member Relations from June 1992 through June 1994 and as Vice President, Membership from June 1994 to July 1, 1995.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth information regarding annual and long-term compensation for services in all capacities to the Company for the fiscal years ended June 1995, 1994 and 1993 of those persons who served as (i) the chief executive officer (CEO) at any time during the prior fiscal year, and (ii) the other four most highly compensated executive officers of the Company (other than the CEO) who were serving in such capacity at June 30, 1995.

                                                                  SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                   ANNUAL COMPENSATION
                                         ---------------------------------------
NAME AND                                                                                                                ALL OTHER
PRINCIPAL POSITION                                               YEAR             SALARY(1)           BONUS(2)      COMPENSATION(3)
------------------------------------------------------------------------------------------------------------------------------------
Donald P. Cardarelli ...............................             1995             $236,232                 --               $  1,004
  President, CEO and
  General Manager (4)

Charles F. Saul ....................................             1995              193,858                 --                266,445
  President, CEO and ...............................             1994              346,561             $ 68,250               14,886
  General Manager (5) ..............................             1993              299,251              228,500               21,212

Peter J. O'Neill ...................................             1995              219,182               75,000                1,990
  Senior Vice President, ...........................             1994              200,582               34,645                1,465
  Treasurer and ....................................             1993              183,806               99,493                3,671
  Controller

David M. Hayes .....................................             1995              180,908                 --                  4,110
  Senior Vice President, ...........................             1994              178,808               45,227                3,841
  Corporate Services ...............................             1993              170,192               95,209                7,834

Stephen B. Burnett .................................             1995              176,670                 --                    985
  Group Vice President, ............................             1994              174,605               68,901                1,048
  Energy Group .....................................             1993              151,808               87,965                1,404

Robert A. Fischer Jr ...............................             1995              156,370                 --                104,281
  Vice President,
  Agway Agricultural
  Products



      (1) Salary is used in determining the average annual compensation pursuant to the Company's retirement plan. This amount includes all deferred amounts under the Company's 40l(k) Plan and Benefits Equalization Plan.

      (2) Bonuses are payable in cash or executives may elect to defer their awards for payments at a later date, subject to certain contingencies. Members of the General Manager Staff and Division Management Group and other executives designated by the Company's principal executive officer are eligible for participation in the Agway Inc. Management Incentive Plan (the "Plan"). Contingent upon each individual's performance, the Company's net margin, and other performance factors, each eligible executive may be paid a bonus. Bonuses are reflected in the fiscal year earned regardless of payment date.

     (3) Amounts shown for certain officers include contributions made by the Company to the Agway Inc. Employees' Thrift Investment Plan, the Agway Inc. Employees' Benefit Equalization Plan, the Agway Inc. Employees' Deferred Compensation Program, non-compete payments and any other payments not appropriately characterized as salary or bonus.

      (4) On August 29, 1994, the board of directors elected Mr. Cardarelli to the position of executive vice president and chief operating officer with full responsibility for management of the Company. Mr. Cardarelli was named chief executive officer and general manager of Agway Inc., January 10, 1995. He assumed the additional title of president upon the retirement of Mr. Saul on February 1, 1995.

      (5) On August 29, 1994, Mr. Saul, then president, chief executive officer and general manager of Agway Inc., announced that he would retire on February 1, 1995. Until that date, Saul retained the title of president and represented Agway in a number of agricultural industry and ag-cooperative related projects. In connection with his retirement, he received other compensation totaling $249,246.

LONG-TERM INCENTIVE PLAN

      The Company had a Long-Term Incentive Plan (the "Incentive Plan") effective July 1, 1992 to provide an incentive to the former president, CEO and general manager, Mr. Saul, to achieve specified levels of equity. Awards under the Incentive Plan had a maturity date of June 30, 1995. No amounts were earned pursuant to this plan and no other long-term incentive plans existed as of June 30, 1995.

EMPLOYEES' RETIREMENT PLAN

      The Employees' Retirement Plan of Agway Inc. (the "Retirement Plan") is a non-contributory defined benefit plan covering substantially all employees. The Retirement Plan provides for retirement benefits, at a normal retirement age of 65, based upon average annual compensation received during the highest 60 consecutive months in the last 10 years of service and credited years of service. Optional earlier retirement and other benefits are also provided. The Retirement Plan pays a monthly retirement benefit based on the greater amount calculated under two formulas. The benefit amount under one formula is subject to an offset for Social Security benefits.

      The following table shows estimated annual benefits payable upon retirement based on certain 5-year average remuneration levels and years-of-service classifications. The table was developed assuming a normal retirement at age 65.

                                                PENSION PLAN TABLE
                                             YEARS OF CREDITED SERVICE
-----------------------------------------------------------------------------------------------------------------------------------
    REMUNERATION                5                   15                    25                    35                    45
-----------------------------------------------------------------------------------------------------------------------------------

      $100,000               $ 8,000              $24,000              $ 40,000              $ 56,000              $ 72,000
       125,000                10,000               30,000                50,000                70,000                90,000
       150,000                12,000               36,000                60,000                84,000               108,000
       175,000                14,000               42,000                70,000                98,000               126,000*
       200,000                16,000               48,000                80,000               112,000               144,000*
       225,000                18,000               54,000                90,000               126,000*              162,000*
       250,000                20,000               60,000               100,000               140,000*              180,000*
       275,000                22,000               66,000               110,000               154,000*              198,000*
       300,000                24,000               72,000               120,000*              168,000*              216,000*
       325,000                26,000               78,000               130,000*              182,000*              234,000*
       350,000                28,000               84,000               140,000*              196,000*              252,000*
       375,000                30,000               90,000               150,000*              210,000*              270,000*

*Amount under the Retirement Plan may be subject to reduction because of the limitations imposed under the Internal Revenue Code; however, the extent of any reduction will vary in individual cases according to circumstances existing at the time pension payments commence. The Company's Employees' Benefit Equalization Plan of Agway Inc. has been established to provide for the amount of any such reduction in annual pension benefits under the Retirement Plan.

The benefits shown are computed on a straight life basis and do not reflect an offset for up to 50% of the Social Security benefits, subject to certain minimum benefits. Also, the benefits are based on continuing the Plan's benefit formulas as in effect on June 30, 1995. As of June 30, 1995, the officers and their respective number of credited years of service under the Retirement Plan were as follows: Messrs. Cardarelli, 10; Saul, 41; O'Neill, 6; Burnett, 25; and Hayes, 22. Mr. Fischer does not participate in the retirement plan nor any other long-term incentive programs of the Company. However, he participates in the profit sharing plan of Milford Fertilizer. "Compensation" is defined as the regular salary or wages, as reported in the "Salary" column of the Summary Compensation Table, which is paid to an employee for services rendered to Agway Inc., including overtime and vacation pay but excluding bonuses or special pay.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDE PARTICIPATION

      There are no reportable items under this caption.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      There are no reportable items under this caption.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Agway's members, including its Directors, are customers of the Company or its subsidiaries. They purchase product from the Company in the normal course of operating their farm businesses and may sell certain agricultural product to the Company at market prices. The prices, terms and conditions of any purchase or sale transaction is on the same basis for all of the Company's members.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                               PAGE
      (A)  INDEX TO DOCUMENT LIST                                                                            LOCATION
                                                                                                             --------

           (1)  FINANCIAL STATEMENTS

                Among the responses to this Item 14(a)(1) are the following financial statements which are included in Item 8 on page 30:

                (i)   Report of Independent Accountants                                                          32

                (ii)  Consolidated Balance Sheets, June 30, 1995 and 1994                                        35

                (iii) Consolidated Statements of Operations, for the fiscal years ended June 30, 1995, 1994
                      and 1993                                                                                   36

                (iv)  Consolidated Statements of Changes in Shareholders' Equity, for the fiscal years ended
                      June 30, 1995, 1994 and 1993                                                               37

                (v)   Consolidated Cash Flow Statements, for the fiscal years ended June 30,
                      1995, 1994 and 1993                                                                        38

                (vi)  Notes to Financial Statements                                                              39

           (2)  FINANCIAL STATEMENT SCHEDULES


                (i)   Report of Independent Accountants                                                          74

                (ii)  The following schedules are presented:
                           Schedule I      - Condensed Financial Information of Registrant                       75
                           Schedule II     - Valuation and Qualifying Accounts                                   79

      Schedules other than these listed above have been omitted as they are not required, inapplicable, or the required information is included in the consolidated financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  Agway Inc.:

      Our report on the consolidated financial statements of Agway Inc. and Consolidated Subsidiaries has been included in this Form 10-K of Agway Inc. and Consolidated Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a)(2)(ii) of Part IV of this Annual Report on Form 10-K.

      In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                       COOPERS & LYBRAND L.L.P.

Syracuse, New York
September 15, 1995

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
          ----------------------------------------------------------

                                  AGWAY INC.
                           CONDENSED BALANCE SHEETS
                            JUNE 30, 1995 AND 1994
                            (THOUSANDS OF DOLLARS)

                                                      ASSETS

                                                                                        1995              1994
                                                                                   --------------    --------------

Current assets:
      Trade accounts  receivable  (including  notes  receivable  of $31,240 and
           $27,668, respectively) less allowance for doubtful
           accounts of $5,641 and $8,939, respectively..........................   $      101,504    $      110,980
      Operating advances receivable from subsidiaries...........................           19,357            23,211
      Inventories...............................................................           55,458            62,570
      Other current assets......................................................           41,901            67,548
                                                                                   --------------    --------------
           Total current assets.................................................          218,220           264,309

Investments in subsidiaries.....................................................          195,403           193,465

Properties and equipment, net...................................................           68,425            73,303

Other assets....................................................................           92,465            81,999
                                                                                   --------------    --------------
           Total assets.........................................................   $      574,513    $      613,076
                                                                                   ==============    ==============


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable..........................................................   $       37,101    $       57,023
      Operating advances payable to subsidiaries................................          195,167           194,400
      Other current liabilities.................................................          117,498           105,881
                                                                                   --------------    --------------
           Total current liabilities............................................          349,766           357,304

Other liabilities...............................................................           52,381            51,943

Preferred stock.................................................................           65,635            71,338

Shareholders' equity............................................................          106,731           132,491
                                                                                   --------------    --------------
           Total liabilities and shareholders' equity...........................   $      574,513    $      613,076
                                                                                   ==============    ==============

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
          ----------------------------------------------------------

                                  AGWAY INC.
               CONDENSED STATEMENTS OF OPERATIONS AND RETAINED
                   MARGIN FISCAL YEARS ENDED JUNE 30, 1995,
                                1994 AND 1993
                            (THOUSANDS OF DOLLARS)

                                                                      1995              1994              1993
                                                                  -------------    -------------     -------------
Net sales and revenues from:
      Product sales...........................................   $      508,204    $     535,408     $     462,083
      Other services..........................................            7,398            8,086             6,248
                                                                  -------------    -------------     -------------
           Total net sales and revenues.......................          515,602          543,494           468,331
Cost and expenses from:
      Products and plant operations...........................          488,104          516,810           441,521
      Selling, general and administrative activities..........           50,979           62,776            35,502
      Restructuring costs (credit)............................           (4,179)          (6,065)
                                                                  -------------    -------------     -------------
           Total operating costs and expenses.................          534,904          573,521           477,023
                                                                  -------------    -------------     -------------

Operating loss................................................          (19,302)         (30,027)           (8,692)
Interest expense, net.........................................             (241)          (6,206)           (3,337)
Other income, net.............................................           24,143           18,903            16,530
                                                                  -------------    -------------     -------------
Margin (loss) from continuing operations before
  income taxes and equity in earnings of subsidiaries ........            4,600          (17,330)            4,501
Income tax expense (benefit)..................................           17,995          (19,848)          (13,703)
                                                                  -------------    -------------     -------------
(Loss) income before equity in earnings of subsidiaries.......          (13,395)           2,518            18,204
Equity in earnings (loss) of unconsolidated subsidiaries......           (9,567)          (8,200)            6,015
                                                                  -------------    -------------     -------------
(Loss) margin from continuing operations......................          (22,962)          (5,682)           24,219
Discontinued operations:
      Income from operations, including tax
        expense of $2,286 and after interest of others
        of $2,767.............................................                                                 533
      Gain on disposal of Curtice Burns, net of
        tax expense of $19,700................................            4,430
      Adjustment required for reclassification of Hood to
        continuing operations, net of tax (benefit) expense
        of $(8,231), $3,086 and $5,145, respectively..........            2,624            2,378            (5,002)
                                                                  -------------    -------------     -------------
           Income (loss) from discontinued operations.........            7,054            2,378            (4,469)
                                                                  -------------    -------------     -------------
Net (loss) margin ............................................          (15,908)   $      (3,304)    $      19,750
Retained margin - July 1......................................          123,346          131,787           116,112
Dividends  ...................................................           (4,785)          (5,044)           (4,129)
Equity in net unrealized gains (losses) of insurance company..             (121)             (93)               54
                                                                  -------------    -------------     -------------
Retained margin - June 30.....................................    $     102,532    $     123,346     $     131,787
                                                                  =============    =============     =============


                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
          ----------------------------------------------------------

                                  AGWAY INC.
                        CONDENSED CASH FLOW STATEMENTS
               FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                            (THOUSANDS OF DOLLARS)

                                                                      1995              1994              1993
                                                                 --------------    -------------     -------------

Cash flows from operating activities:
Net (loss) margin ............................................   $      (15,908)   $      (3,304)    $      19,750
Adjustments to reconcile net (loss) margin to net cash:
      Restructuring credit....................................           (4,179)          (6,065)
      Other...................................................           37,415           14,080             3,072
                                                                 --------------    -------------     -------------
Net cash flows from operating activities......................           17,328            4,711            22,822
Cash flows from investing activities:
      Purchases of property, plant and equipment..............          (10,091)          (9,349)          (11,230)
      Other...................................................            3,871           (7,402)            5,738
                                                                 --------------    -------------     -------------
Net cash flows from investing activities......................           (6,220)         (16,751)           (5,492)
Cash flows from financing activities:
      Payments on capitalized leases..........................             (513)            (544)           (1,872)
      Cash dividends paid.....................................           (4,785)          (5,044)           (4,129)
      Other...................................................           (5,810)          17,628           (11,329)
                                                                 --------------    -------------     -------------
Net cash flows from financing activities......................          (11,108)          12,040           (17,330)
Net increase (decrease) in cash and equivalents...............                0                0                 0
Cash and equivalents at beginning of year.....................                0                0                 0
                                                                 --------------    -------------     -------------
Cash and equivalents at end of year...........................   $            0    $           0     $           0
                                                                 ==============    =============     =============

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
          ----------------------------------------------------------

                                  AGWAY INC.
                            ADDITIONAL DISCLOSURES
               FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                            (THOUSANDS OF DOLLARS)

BASIS OF PRESENTATION

      In the preceding condensed financial statements, which represent the parent company only, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. These financial statements should be read in conjunction with the Company's consolidated financial statements.

INVENTORIES

      Inventories at June 30 consist of the following:

                                                 1995      1994
                                               -------   -------
               Raw materials ...............   $14,989   $14,479
               Finished goods ..............    36,902    45,214
               Goods in transit and supplies     3,567     2,877
                                               -------   -------
                                               $55,458   $62,570
                                               =======   =======


DEBT

      Debt capital for Agway is supplied by its wholly owned subsidiary, AFC, which provides financing through issuance of debt securities and bank borrowings. The payment of principal and interest on such debt is absolutely and unconditionally guaranteed by Agway. The total debt of AFC guaranteed by Agway is disclosed in Note 10.

RELATED PARTY TRANSACTIONS

     Transactions between Agway Inc. and its unconsolidated subsidiaries are as follows:

                                                   FISCAL YEARS ENDED JUNE 30,
                                                --------------------------------
                                                  1995        1994        1993
                                                --------    --------    --------
Net sales and revenues .....................    $ 42,291    $ 64,025    $181,489
Product and plant operation expenses .......      11,523       7,201       1,821
Selling, general and administrative
      expenses .............................      15,618      15,348      10,890
Other income, net ..........................      15,618      15,345      10,885
Interest expense, net ......................       4,710      10,679       5,072

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (THOUSANDS OF DOLLARS)

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                   Col. A                              Col. B              Col. C             Col. D       Col. E
-------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                                 ----------------------
                                                                             Charged to
                                                     Balance     Charged to     Other                      Balance
                                                   at Beginning  Costs and    Accounts-    Deductions-     at End
                 Description                        of Period     Expenses    Describe     Describe       of Period
-------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 30, 1995
-------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from assets to which they apply:

     Allowance for doubtful notes and accounts
        receivable (current).....................    $  15,515    $   2,556                $ 5,628(a)     $  12,443
                                                     =========    =========   =========    ==========     =========
     Allowance for doubtful leases receivable....    $  12,434    $   6,813                $ 3,916(a)     $  15,331
                                                     =========    =========   =========    ==========     =========
     Inventory reserve...........................    $       0    $   2,914                $      (b)     $   2,914
                                                     =========    =========   =========    ==========     =========
     Income tax valuation allowance..............    $   4,001    $     960                               $   4,961
                                                     =========    =========   =========    ==========     =========

-------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 30, 1994
-------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from assets to which they apply:
     Allowance for doubtful notes and accounts
        receivable (current).....................    $  16,385    $  5,136                 $ 6,006(a)     $  15,515
                                                     =========    =========   =========    ==========     =========
     Allowance for doubtful leases receivable....    $  12,080    $  5,927                 $ 5,573(a)     $  12,434
                                                     =========    =========   =========    ==========     =========
     Income tax valuation allowance..............    $     899    $  3,102                                $   4,001
                                                     =========    =========   =========    ==========     =========

-------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 30, 1993
-------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from assets to which they apply:
     Allowance for doubtful notes and accounts
        receivable (current).....................    $  13,308    $  8,266                 $ 5,189(a)     $  16,385
                                                     =========    =========   =========    ==========     =========
     Allowance for doubtful leases receivable....    $  12,045    $  4,659                 $ 4,624(a)     $  12,080
                                                     =========    =========   =========    ==========     =========
     Income tax valuation allowance..............    $   6,347                             $ 5,448(c)     $     899
                                                     =========    =========   =========    ==========     =========

-------------------------------------------------------------------------------
(a)  Accounts charged off, net of recoveries.
(b)  Difference between cost and market of applicable inventories.
(c) Reversal due to change in circumstance attributable to future taxable income from sale of discontinued subsidiary investments.

ITEM 14(B).       REPORTS ON FORM 8-K

                  No reports on Form 8-K for the three months ended June 30, 1995, have been filed.

ITEM 14(C)(1). EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

                  (i) The following required exhibits are hereby  incorporated by reference to previously filed Registration Statements on Forms S-1, S-2 or S-3, filed on the dates as specified:

                      ARTICLES OF INCORPORATION AND BY-LAWS

                      3(a) - Certificate  creating series of preferred stock
                             of Agway Inc. dated July 5, 1977, filed by reference to Exhibit 3(a)(5) of Registration Statement on Form S-1, File No. 2-59896, dated September 16, 1977.

                      3(b) - Certificate creating series of Honorary Member
                             Preferred Stock of Agway Inc. dated June 15, 1981, filed by reference to Exhibit 1(c) of the Registration Statement on Form S-1, File No. 2-73928, dated September 3, 1981.

                      INSTRUMENT DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

                      4(a) - The  Indenture  dated as of  August  25,  1982,
                             between Agway and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Money Market Certificates (Minimum 9% per annum) due October 31, 1997, and Subordinated Money Market Certificates (minimum 9 1/2% per annum) due October 31, 1997, filed by reference to Exhibit 4 of the Registration
                             Statement (Form S-1), file No. 2-79047, dated August 27, 1982.

                      4(b) - The  Indenture  dated as of  September 1, 1985,
                             between Agway and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Money Market Certificates (Minimum 7 1/2% per annum) due October 31, 2005, and Subordinated Member Money Market Certificates (Minimum 8% per annum) due October 31, 1995, filed by reference to Exhibit 4 of the Registration Statement (Form S-2), File No. 2-99905, dated August 27, 1985.

                      4(c) - The  Indenture  dated as of  September 2, 1985,
                             between Agway and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Money Market Certificates (Minimum 8% per annum) due October 31, 1995, and Subordinated Member Money Market Certificates (Minimum 8 1/2% per annum) due October 31, 1995, filed by reference to Exhibit 4 of the Registration Statement (Form S-2), File No. 2-99905, dated August 27, 1985.

                      4(d) - The  Indenture  dated as of  September  1, 1986
                             between AFC and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 6 1/2% per annum) due October 31, 1996, Subordinated Member Money Market Certificates (Minimum 6% per annum) due October 31, 2006, Subordinated Money Market Certificates (Minimum 6% per annum) due October 31, 1996, and Subordinated Money Market Certificates (Minimum 5 1/2% per annum) due October 31, 2006, filed by reference to Exhibit 4 of the Registration
                             Statement (Form S-3), File No. 33-8676, dated September 11, 1986.

                      4(e) - The Supplemental  Indenture dated as of October
                             1, 1986 among AFC, Agway Inc. and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of subordinated debt securities filed by reference to Exhibit 4 of Registration Statement on Form S-3, File No. 33-8676, dated September 11, 1986.

ITEM 14(C)(1). EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K - CONTINUED

                      4(f) - The  Indenture  dated  as of  August  24,  1987
                             between AFC and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 7% per annum) due October 31, 1998, and Subordinated Member Money Market Certificates (Minimum 6 1/2% per annum) due October 31, 2008, and Subordinated Money Market Certificates (Minimum 6 1/2% per annum) due October 31, 1998, and Subordinated Money Market Certificates (Minimum 6% per annum) due October 31, 2008, filed by reference to Exhibit 4 of Registration Statement on Form S-3, File No. 33-16734, dated August 31, 1987.

                      4(g) - The  Indenture  dated  as of  August  23,  1988
                             between AFC and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 9 1/2% per annum) due October 31, 2000, and Subordinated Member Money Market Certificates (Minimum 9% per annum) due October 31, 2008, and Subordinated Money Market Certificates (Minimum 9% per annum) due October 31, 2000, and Subordinated Money Market Certificates (Minimum 8 1/2% per annum) due October 31, 2000, filed by reference to Exhibit 4 of Registration Statement on Form S-3, File No. 33-24093, dated August 31, 1988.

                      4(h) - The Supplemental  Indenture dated as of October
                             14, 1988 among AFC, Agway Inc. and Key Bank of Central New York, National Association, Trustee, amending the Indentures dated as of August 23, 1988 and August 24, 1988 filed on October 18, 1988.

                      4(i) - The  Indenture  dated as of  August  23,  1989,
                             among AFC, Agway Inc. and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Money Market Certificates and Subordinated Members Money Market Certificates, filed by reference to Exhibit 4 of Registration Statement on Form S-3, File No. 33-30808, dated August 30, 1989.

                      4(j) - AFC Board of Directors resolutions  authorizing
                             the issuance of Money Market Certificates under Indentures dated as of August 23, 1989.

                      4(k) - Agway   Board   of   Directors    resolutions
                             authorizing the issuance of Honorary Member Preferred Stock, Series HM and Membership Common Stock and authorizing AFC to issue Money Market Certificates under Indentures dated as of August 23, 1989.

ITEM 14(C)(1). EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K - CONTINUED

                      4(l) - The  Supplemental  Indenture dated as of August
                             24, 1992 among AFC, Agway Inc. and Key Bank of New York, Trustee, amending the Indenture dated as of August 23, 1989.

                  (ii)The following exhibits are filed as a separate section of this report:

                       3 -   AGWAY, INC. BY-LAWS AS AMENDED MARCH 20, 1995

                      12 -   STATEMENTS RE COMPUTATION OF RATIOS

                      13 - ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS

                      21 -   SUBSIDIARIES OF THE REGISTRANT
-
                      23 -   CONSENTS OF EXPERTS AND COUNSEL

                      27 -   FINANCIAL DATA SCHEDULE

                      99 -   ADDITIONAL EXHIBITS
                             The Annual Report on Form 11-K for fiscal year ended June 30, 1995.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AGWAY INC.
                                 (Registrant)

                                                   By /s/ Donald P. Cardarelli
                                                      DONALD P. CARDARELLI
                                                       PRESIDENT, CEO AND
                                                         GENERAL MANAGER
                                                  (PRINCIPAL EXECUTIVE OFFICER)

                                                    Date    September 15, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                      TITLE                                   DATE
                  ---------                                      -----                                   ----
           /s/ Donald P. Cardarelli                    President, CEO and                        September 15, 1995
            (DONALD P. CARDARELLI)                         General Manager
                                                           (Principal Executive Officer)



             /s/ Peter J. O'Neill                      Senior Vice President,                    September 15, 1995
              (PETER J. O'NEILL)                           Treasurer and Controller
                                                           (Principal Financial Officer
                                                           & Principal Accounting Officer)

             /s/ Ralph H. Heffner                      Chairman of the                           September 15, 1995
              (RALPH H. HEFFNER)                           Board and Director

            /s/ Robert L. Marshman                     Vice Chairman of the                      September 15, 1995
             (ROBERT L. MARSHMAN)                          Board and Director


             /s/ Keith H. Carlisle                     Director                                  September 15, 1995
              (KEITH H. CARLISLE)

             /s/ Vyron M. Chapman                      Director                                  September 15, 1995
              (VYRON M. CHAPMAN)

              /s/ Peter D. Hanks                       Director                                  September 15, 1995
               (PETER D. HANKS)

            /s/ Frederick A. Hough                     Director                                  September 15, 1995
             (FREDERICK A. HOUGH)


                   SIGNATURE                            TITLE                                           DATE
                   ---------                            -----                                           ----
             /s/ Stephen P. James                      Director                                  September 15, 1995
              (STEPHEN P. JAMES)

              /s/ Samuel F. Minor                      Director                                  September 15, 1995
               (SAMUEL F. MINOR)

              /s/ Donald E. Pease                      Director                                  September 15, 1995
               (DONALD E. PEASE)

               /s/ John H. Ross                        Director                                  September 15, 1995
                (JOHN H. ROSS)

               /s/ Carl D. Smith                       Director                                  September 15, 1995
                (CARL D. SMITH)

              /s/ Thomas E. Smith                      Director                                  September 15, 1995
               (THOMAS E. SMITH)

              /s/ John H. Talmage                      Director                                  September 15, 1995
               (JOHN H. TALMAGE)

             /s/ Gary K. Van Slyke                     Director                                  September 15, 1995
              (GARY K. VAN SLYKE)

              /s/ Joel L. Wenger                       Director                                  September 15, 1995
               (JOEL L. WENGER)

            /s/ Edwin C. Whitehead                     Director                                  September 15, 1995
             (EDWIN C. WHITEHEAD)

          /s/ Christian F. Wolff, Jr.                  Director                                  September 15, 1995
           (CHRISTIAN F. WOLFF, JR.)

             /s/ William W. Young                      Director                                  September 15, 1995
              (WILLIAM W. YOUNG)

SUPPLEMENTAL  INFORMATION  TO BE  FURNISHED  WITH  REPORTS  FILED  PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

      As of the date of this filing on Form 10-K, the Registrant has not had available to be sent to security holders the annual report for fiscal year ended June 30, 1995. Subsequent to the filing of the annual report on Form 10-K, the Registrant shall furnish security holders with annual reports.

                                  AGWAY INC.
                                  FORM 10-K
                                JUNE 30, 1995
                                EXHIBIT INDEX


Exhibit
Number       Title
-------      -----

( 3)         Articles of incorporation and by-laws

(12)         Statements re computation of ratios

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

(21)         Subsidiaries of registrant

(23)         Consent of experts and counsel

(27)         Financial data schedule*

(99)         Additional exhibits
                  Annual report on Form 11-K for the year ended June 30, 1995 of The Agway Inc.Employees' Thrift Investment Plan


*Included with electronic filing only.