Form 10-Q
period 1995-09-30
AGWAY INC
filed 1995-11-07
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549
                                    FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934
For the quarterly period ended September 30, 1995
                               ------------------

                                        OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--
ACT OF 1934
For the transition period from                          to
                               -----------------------     --------------------
Commission file number 2-22791
                       -------

                                   AGWAY INC.*
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                             15-0277720
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


333 Butternut Drive, DeWitt, New York                                     13214
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                  315-449-6431
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                Class                           Outstanding at November 3, 1995
---------------------------------------         --------------------------------
Membership Common Stock, $25 par value                 108,326 shares
per share

* Agway is a taxpaying corporation founded on cooperative principles. Membership is limited to farmers and each may hold only one share of common stock.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                                                            PAGE NO.
                                                                                                            -------

PART I.    FINANCIAL INFORMATION
-------    ---------------------


           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 1995 and June 30, 1995.......................  3

           Condensed Consolidated Statements of Operations and Retained Margin for the three months ended September 30, 1995 and September 30, 1994........................................................  4

           Condensed Consolidated Cash Flow Statements for the three months ended September 30, 1995 and September 30, 1994.................................................................................  5

           Notes to Condensed Consolidated Financial Statements...................................................  6

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........   10


PART II.   OTHER INFORMATION
--------   -----------------

           Item 1.  Legal Proceedings............................................................................   15

           Item 6.  Exhibits and Reports on Form 8-K.............................................................   15


           SIGNATURES............................................................................................   16



                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)



                                                                               September 30,        June 30,
                                                                                   1995               1995
                                                                             --------------       -------------
ASSETS                                                                         (Unaudited)           (Note)
------

Current Assets:
     Trade accounts receivable (including notes receivable of
      $30,037 and $33,661, respectively), less allowance for
       doubtful accounts of $13,088 and $12,443, respectively..........      $      205,710       $     252,052
     Leases receivable, less unearned income of $42,640 and
       $41,523 respectively............................................              94,926              96,063
     Uncollected insurance premiums....................................               9,888              10,261
     Advances and other receivables....................................              25,456              22,969
     Inventories
       Raw materials...................................................              16,879              21,221
       Finished goods..................................................             137,275             139,791
       Goods in transit and supplies...................................              13,795              16,984
                                                                             ---------------      -------------
       Total inventories...............................................             167,949             177,996
     Prepaid expenses..................................................              67,199              73,890
                                                                             ---------------      -------------
         Total current assets..........................................             571,128             633,231

Marketable securities available for sale...............................              33,075              34,752
Other security investments.............................................              41,273              41,304
Properties and equipment, net..........................................             305,251             311,313
Long-term leases receivable, less unearned income of
  $68,517 and $68,799 respectively.....................................             249,705             236,522
Other assets...........................................................              97,777              96,969
                                                                             ---------------      -------------
         Total assets..................................................      $    1,298,209       $   1,354,091
                                                                             ===============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
     Notes payable.....................................................      $       84,500       $      83,133
     Current installments of long-term debt and subordinated debt                    94,094              94,818
     Accounts payable..................................................             116,967             153,543
     Unearned insurance premiums.......................................              16,674              17,023
     Other current liabilities.........................................             128,554             141,234
                                                                             ---------------      -------------
         Total current liabilities.....................................             440,789             489,751

Long-term debt.........................................................             238,146             242,668
Subordinated debt......................................................             380,971             369,962
Other liabilities......................................................              73,222              73,128
Interest of others in consolidated subsidiaries........................               6,217               6,217
Commitments and contingencies..........................................
Preferred stock, net...................................................              62,892              65,635
Common stock, net......................................................               2,712               2,728
Paid-in capital........................................................               1,470               1,470
Retained margin........................................................              91,790             102,532
                                                                             ---------------      -------------

         Total liabilities and shareholders' equity....................      $    1,298,209       $   1,354,091
                                                                             ===============      =============

Note: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


           See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED MARGIN
                                   (Unaudited)
                             (Thousands of Dollars)



                                                                     Three Months Ended
                                                                        September 30,
                                                              --------------------------------
                                                                   1995              1994
                                                              --------------    --------------


Net sales and revenues from:
     Product sales.....................................       $      416,130    $      454,853
     Leasing operations................................               11,180             9,213
     Insurance operations.............................                 6,887             6,684
     Service revenues..................................                3,392             4,216
                                                              ---------------   --------------
         Total net sales and revenues..................              437,589           474,966

Cost and expenses from:
     Products and plant operations.....................              391,999           430,732
     Leasing operations................................                5,257             4,361
     Insurance operations..............................                4,791             4,458
     Selling, general and administrative activities....               41,994            47,452
                                                              ---------------   --------------
         Total costs and expenses......................              444,041           487,003

Operating loss.........................................               (6,452)          (12,037)
Interest expense, net..................................               (8,475)           (8,554)
Other income, net......................................                  710               681
                                                              ---------------   --------------
Loss from continuing operations
     before income taxes ..............................              (14,217)          (19,910)
Income tax benefit.....................................               (3,488)           (6,834)
                                                              ---------------   ---------------
Loss from continuing operations........................              (10,729)          (13,076)

Discontinued operations:

     Adjustment required for reclassification
     of Hood to continuing operations..................                    0             1,806
                                                              ---------------   --------------
         Margin from discontinued
             operations...............................                     0             1,806
                                                              ---------------   --------------
Net loss..............................................        $      (10,729)   $      (11,270)

Retained Margin:
     Balance at beginning of period...................               102,532           123,346
     Adjustment to unrealized gains (losses)
         on available-for-sale securities,
         net of tax...................................                   (13)               95
                                                              ---------------   --------------
Balance at end of period..............................        $       91,790    $      112,171
                                                              ===============   ==============




    See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                                                   Three Months Ended
                                                                                      September 30,
                                                                             -------------------------------
                                                                                  1995              1994
                                                                             --------------    -------------


Net cash flows provided by operating activities........................      $       12,575    $      30,258

Cash flows (used in) provided by investing activities:
     Purchases of property, plant and equipment........................              (4,453)          (7,240)
     Proceeds from disposal of businesses and property, plant and
         equipment.....................................................               1,381            1,001
     Leases originated.................................................             (33,889)         (34,588)
     Leases repaid.....................................................              20,732           14,392
     Proceeds from sale of marketable securities.......................               3,947              468
     Purchases of marketable securities................................              (2,283)            (638)
     Other.............................................................                  30             (230)
     Net changes in net assets of discontinued operations..............                   0             (350)
                                                                             ---------------   --------------
Net cash flows used in investing activities............................             (14,535)         (27,185)
Cash flows (used in) provided by financing activities:
     Net change in short-term borrowings...............................               1,367            5,840
     Proceeds from long-term debt......................................              10,572           12,000
     Repayment of long-term debt.......................................             (10,894)         (22,689)
     Proceeds from sale of subordinated debt...........................              19,496           13,858
     Maturity and redemption of subordinated debt......................             (13,273)          (6,726)
     Redemption of stock...............................................              (2,763)          (2,419)
     Cash dividends paid...............................................              (2,410)          (2,589)
     Other.............................................................                (135)            (348)
                                                                             ---------------   --------------
Net cash flows provided by (used in) financing activities..............               1,960           (3,073)
                                                                             ---------------   --------------

Net decrease in cash and equivalents...................................                   0                0
Cash and equivalents at beginning of period............................                   0                0
                                                                             ---------------   -------------

Cash and equivalents at end of period..................................      $            0    $           0
                                                                             ===============   =============


   See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996 due, among other reasons, to the seasonal nature of certain major segments of the Company's business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1995.

     Certain reclassifications have been made to conform prior year financial statements with the current year presentation.


2.   AGWAY FINANCIAL CORPORATION
     ---------------------------
     Agway Financial Corporation (AFC) is a wholly owned subsidiary of the Company whose principal business activity is securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for the Company and AFC's sole wholly owned subsidiary, Agway Holdings Inc.
     (AHI), and AHI's subsidiaries, for general corporate purposes. The payment of principal and interest on this debt is absolutely and unconditionally guaranteed by the Company. In an exemptive relief granted pursuant to a "no action letter" issued by the Securities and Exchange Commission, AFC, as a separate company, is not required to file periodic reports with respect to these debt securities, provided the 1934 Act reports of the Company contain summarized financial information concerning AFC.

     Summarized financial information for AFC and Consolidated Subsidiaries is as follows:

                                                                     Three Months Ended
                                                                        September 30,
                                                              ----------------------------------
                                                                    1995               1994
                                                              ---------------    ---------------

     Net sales and revenues..........................         $       334,395   $       373,046
     Operating margin................................                   1,204              (611)
     Loss from continuing operations.................                  (7,701)           (7,256)
     Net margin (loss)...............................                  (7,701)           (5,450)

                                                                 September 30,        June 30,
                                                                    1995               1995
                                                              ----------------  ----------------
     Current assets..................................         $       601,048   $       615,336
     Properties and equipment, net...................                 230,421           231,928
     Noncurrent assets...............................                 345,953           335,568
                                                              ----------------  ----------------
     Total assets....................................         $     1,177,422   $     1.182,832
                                                              ================  ================

     Current liabilities.............................         $       321,906   $       322,492
     Long-term debt..................................                 232,497           240,107
     Subordinated debt...............................                 380,971           369,962
     Noncurrent liabilities..........................                  22,649            23,158
     Interest of others in consolidated subsidiaries                    6,217             6,217
     Shareholder's equity............................                 213,182           220,896
                                                              ----------------  ----------------
     Total liabilities and
         shareholder's equity........................         $     1,177,422   $     1,182,832
                                                              ================  ================

                                        6

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWING ARRANGEMENT
     ----------------------
     As of September 30, 1995, the Company had available lines of credit with various banking institutions whereby lenders have agreed to provide funds up to $117,000 to separately financed units of the Company as follows: AFC
     -  $65,000,  Telmark -  $24,000  and Hood - $28,000  compared  to  $65,000,
     $24,000 and $33,000, respectively, as of June 30, 1995. In addition, AFC may issue up to $60,000 of commercial paper under the terms of a separate agreement, backed by a letter of credit. Telmark has a committed term loan of $125,000 available to be borrowed through November 30, 1995, of which $94,000 was outstanding as of September 30, 1995. Long-term and subordinated debt outstanding amounted to:

                          Agway & AFC           Telmark               Hood               Total
                       ------------------  ------------------  ------------------  ------------------
                          9/95      6/95     9/95      6/95       9/95      6/95     9/95      6/95
                       --------  --------  --------  --------  --------  --------  --------  --------
Long-term debt         $ 18,672  $ 22,843  $239,955  $245,467  $ 42,103  $ 32,880  $300,730  $301,190
Currently payable         6,764    13,702    45,622    34,622    10,198    10,198    62,584    58,522
                       --------    ------  --------  --------  --------  --------  -------- ---------
Net long-term debt     $ 11,908  $  9,141  $194,333  $210,845  $ 31,905  $ 22,682  $238,146  $242,668
                       ========   =======  ========  ========   =======  ========  ========  ========

Subordinated debt      $394,224  $390,889  $ 11,062  $  8,174  $  7,195  $  7,195  $412,481  $406,258
Currently payable        31,047    35,833                           463       463    31,510    36,296
                       --------  --------  --------  --------  --------  --------  --------  --------
Net long-term debt     $363,177  $355,056  $ 11,062  $  8,174  $  6,732  $  6,732  $380,971  $369,962
                       ========   =======  ========  ========  ========  ========  ========  =========

   The AFC short-term lines were available through October 31, 1995. Currently, one 30-day extension through December 1, 1995 and one 60-day extension through December 31, 1995 are in place for the availability of the $65,000 line of credit and the availability of issuing $60,000 of commercial paper, respectively. Annual renewals are in the process of negotiations. These AFC short-term lines of credit and $1,900 of AFC long-term bank debt payable on October 1, 1995 are collateralized by certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). Amounts which can be drawn under the AFC short-term agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible net worth. The Company obtained waivers for specific covenant violations at June 30, 1995 covering July and August 1995 and amending these covenants for September and October 1995. The Company has ongoing discussions with its lenders and expects to continue the appropriate and adequate financing currently available under these facilities.

   Telmark borrows under its short-term line of credit agreements from time to time to fund its operations. Short-term lines serve as interim financing between the issuances of long-term debt. The current line of credit agreements with various banks permit Telmark to borrow up to $24,000 on an unsecured basis with interest paid quarterly and/or upon maturity, of which $20,000 is formally committed and $4,000 is uncommitted. The lines bear interest at money market variable rates. As of September 30, 1995, Telmark had $20,500 outstanding against these lines.

   Telmark renews its lines of credit annually (usually in the late fall). The $20,000 line of credit has been renewed through November 30, 1995. The $4,000 line of credit has been renewed through December 31, 1995. Annual renewals are in the process of negotiations. The Company believes Telmark has sufficient lines of credit in place to meet interim funding needs.

   The Hood short-term credit facility is used to supply letters of credit as well as short-term financing. Letters of credit of $13,200 were outstanding at September 30, 1995. The short-term credit facility expires on July 1, 1996. The Company has ongoing discussions with the lenders to Hood and expects to negotiate a continuation of the appropriate and adequate financing currently available to Hood.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


5.   RESTRUCTURING RESERVES
     ----------------------
     In June 1992, the Company established a $75,000 reserve for the estimated net cost to complete a significant restructuring of the Company planned at that time. Periodically, management has reviewed its original estimates and has made revisions due to changes in circumstances as the restructuring plan evolved. The following schedule details the remaining reserves to complete the restructuring project and their intended purposes, as well as the actual activity for the three-month period ended September 30, 1995:

                                                                        Reductions
                                              Balance    Proceeds       ----------       Change   Balance
                                                at        Sale of   Divested    Costs       in       at
                                              6/30/95     Assets     Assets    Incurred  Estimate  9/30/95
                                           -----------  ---------  ---------   --------  --------  --------

Restructuring Reserve:
Plant, Store & Business Divestitures
------------------------------------
Proceeds on sale of assets                 (A) (1,506)       (69)                                    (1,437)
Net book value of assets to be divested    (A)    962                     23                            939
Cost of divestiture (1)                    (B)  3,099                             1,012               2,087
                                           ----------   ---------  ---------   --------  --------  --------
Loss on divestiture                             2,555        (69)         23      1,012               1,589
Incremental environmental costs            (C)  3,597                                60               3,537
                                           ----------   ---------  ---------   --------  --------  --------
TOTAL PLANT, STORE & BUSINESS                   6,152        (69)         23      1,072               5,126

TOTAL RESTRUCTURING                        $    6,152   $    (69)  $      23   $  1,072  $      0  $  5,126
                                           ==========   =========  =========   ========  ========  ========

(1) Includes demolition, asset transfer costs, and commissions on real estate transactions.


(A) Represents certain assets identified for disposition as part of the original restructuring plan which have yet to be sold or closed. Efforts to sell the assets and complete the shutdowns are ongoing. Ultimate disposition will depend upon successful negotiations with willing buyers for remaining properties. The Company anticipates that the planned activities will be completed in fiscal 1996.

(B) Cost of divestitures includes shutdown costs in connection with the closing and sale of remaining locations. Ultimate disposition will depend upon successful negotiations with willing buyers for remaining properties. As operational shutdowns are completed, costs are expected to vary from the original estimates. The Company anticipates these efforts will be completed in fiscal 1996.

(C) Included in the costs related to business divestitures are environmental remediation costs, identified during the process of asset sales, that primarily relate to real estate assets retained on energy business sold. These anticipated cash outlays will be part of our ongoing programs regarding environmental remediation and are expected to be incurred over the next three years.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

RESULTS OF OPERATIONS
---------------------
The Company's net sales and revenues and operating results are significantly impacted by seasonal fluctuations due to the nature of its operations and the geographic location of its service area, which is defined primarily as the Northeastern United States. Agriculture & Consumer net sales and revenues are traditionally higher in the spring as customers acquire products to initiate the growing season. Correspondingly, Energy realizes significantly higher net sales and revenues in the winter months due to cold winter conditions, and Dairy realizes higher net sales and revenues in the early summer months and the late fall holiday season. Financial Services and Corporate are not materially impacted by seasonal fluctuations.

                              Results by Operating Segment
                              ----------------------------

                                                             Increase (Decrease)
                                                              Three Months Ended
                                                             -------------------
                                                             9/30/95 vs. 9/30/94
                                                             -------------------

   Net Sales and Revenues
         Agriculture & Consumer............................. $          (15,830)
         Energy.............................................             (9,812)
         Dairy..............................................            (13,749)
         Financial Services.................................              1,790
         Corporate..........................................                224
                                                             -------------------
                                                             $          (37,377)
                                                             ===================

     Margin (Loss) from Operations before Income Taxes
         Agriculture & Consumer............................. $            3,609
         Energy.............................................             (1,213)
         Dairy..............................................              2,418
         Financial Services.................................                435
         Corporate..........................................                365
                                                             -------------------
         Operating margin (loss) and other income
            (expense), net..................................              5,614
         Interest (expense) income, net.....................                 79
                                                             -------------------
                                                             $            5,693
                                                             ===================

Numbers in the following narrative have been rounded to the nearest hundred thousand.

Agriculture & Consumer
----------------------
Agriculture & Consumer consists of Agway Agricultural Products (AAP), Agriculture & Related Services (ARS) and Country Products Group (CPG). Total Agriculture & Consumer net sales and revenues for the first quarter of fiscal 1996 of $207,800 represent a decrease of $15,800 (7.0%) from the first quarter of fiscal 1995. Operating loss for the first quarter of fiscal 1996 was reduced by $3,600 (33.9%) as compared to the same period in the prior year.

AAP operations provided 48% of the total Agriculture & Consumer net sales during the first three months of fiscal 1996 and 1995. First quarter AAP net sales and revenues totaled $99,900 which is a decrease of $8,400 (7.8%) from the same period last year. Crop and farm store sales declined $9,100 (19.8%) primarily due to summer drought conditions in the Northeast which lowered demand for fertilizer, lime, yard and garden equipment and supplies. Feed sales, which decreased $1,100 (2.1%), were negatively impacted by poor milk prices which influenced farmers to reduce spending on feed products. Additionally, competitive market conditions continue to put pressure on fertilizer (crop sales) and grain (feed sales) prices. First quarter decreases in sales of crop, farm store products and feed were partially offset by a $2,100 (13.0%) increase in ingredient sales over last year - a result of increased focus from a Direct Marketing operation of ingredient sales to farmers and others at the AAP enterprises. AAP's gross margin as a percentage of net sales remained constant at 6% for the first quarter of 1996 versus 1995. Margin gains realized from the Direct Marketing operations were offset by a decline of $1,200 (25.6%) in margin on farm store product

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Agriculture & Consumer (continued)
----------------------------------

sales from heavy price competition in yard and garden and power equipment lines. In the first quarter, AAP's operating loss of $7,000 reflects an improvement of $1,800 (20.7%) as compared to a loss of $8,700 in the first quarter of last year primarily due to a $1,500 decrease in selling and distribution expenses.

ARS operations provided 26% of total Agriculture & Consumer net sales during the first three months of fiscal 1996 as compared to 30% in the same period in fiscal 1995, primarily due to lower volume in both its retail and wholesale operations. ARS net sales totaled $54,300 in the first quarter of fiscal 1996, a decrease of $12,300 (18.5%) from the same period last year. Of the total ARS net sales decrease, consumer retail sales and wholesale operations decreased $7,600 (16.0%) and $4,700 (24.8%), respectively. These results were significantly affected by management's decision to change product mix and to exit its power equipment, wood pellet stove and patio furniture lines at certain locations. These products were higher priced yet carried lower margins and lower inventory turns. In addition, there was a lower demand for yard and garden products resulting from summer drought conditions in Agway's markets and demand for power equipment (snowblowers) decreased this year after a mild winter, while in the prior year, anticipated adverse winter weather conditions resulted in large sales of power equipment in the first quarter of 1995. First quarter gross margin declined $2,500 (13.2%) due to the planned exit of various product lines at certain locations noted above as well as weather-related reductions in volume and its negative impact on sales; however, gross margin as a percentage of sales improved from 27% in fiscal 1995 to 29% in 1996. In the first three months, ARS experienced an operating loss of $200, a $600 (76.1%) improvement over the $800 loss during the same period last year. Selling, distribution and administrative costs decreased $2,100 (11.3%) due to management's successful efforts to contain expenses through staff reductions, limits on overtime worked and reduced spending on selling and advertising costs.

CPG operations provided 26% of total Agriculture & Consumer net sales during the first three months of fiscal 1996 as compared to 22% in the same period in fiscal 1995. CPG net sales totaled $53,600 in the first quarter of fiscal 1996, an increase of $4,900 (10%) from the same period last year. First quarter sales in the turf and sunflower operations represent $3,300 of the increase from the first quarter of last year primarily due to volume increases realized from CPG's efforts to expand its customer base, particularly in the foreign export of human edible sunflower seeds. CPG's gross margin as a percentage of sales improved from 22% in fiscal 1995 to 26% in 1996 due primarily to improved purchase arrangements relative to current market rates as compared to the same period last year. As a result, CPG's $100 operating margin reflects a $1,200 (115%) improvement over the operating loss of $1,100 in the first quarter of fiscal 1995.

Energy
------
Total net sales and revenues of $97,500 for the first quarter decreased $9,800 (9.1%) compared with the same period in 1994 due to unit volume decreases in both the retail and commercial operations. Overall, 10.4 million (9.1%) fewer gallons of product were sold in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. Average per unit selling prices remained relatively constant in the first quarter of 1996 versus 1995.

Retail operations provided 81% of total Energy sales during the first quarter as compared to 80% during the same period last year. Total sales in the retail sector decreased $6,500 (7.6%), which resulted from a 6.9 million gallon (8.0%) decline in retail unit volume from the first quarter of last year. Retail gasoline sales declined $1,600 (6.7%), which represents 2.8 million gallons (40.0%) of the decline in total retail unit volume, and reflects the ongoing efforts of the unit to close down certain company-owned keytrol/cardtrol sites and bulk customer sites that are determined not to be cost beneficial for upgrade in order to comply with EPA underground storage tank (UST) regulations. Retail diesel net sales declined $2,000 (11.3%) primarily due to a unit volume decrease of 1.8 million gallons (8.7%) from the first quarter of last year. This volume decrease resulted from competitors lowering prices and accepting lower margins in an attempt to liquidate overstocked fuel oil inventories. Energy did not react to the price cuts as its just-in-time inventory control over the prior mild winter left no overstocked inventories. Net sales of home heating oil for the first three months of fiscal 1996 decreased $2,400 (11.5%) as compared to the same period last

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Energy (continued)
------------------

year. The unit volume of home heating oil for the first quarter decreased 2.3 million gallons (8.4%) as compared to the first quarter of the prior year due to a "summer fill" program which took place later in the first quarter of fiscal 1996 than in fiscal 1995. Also, demand for heating oil was lower in the first quarter as compared to the prior year since customers still have heating oil left over in their tanks from last year's mild winter season. The remaining decrease is primarily due to volume reductions in propane and packaged product sales and a slight decline in service revenues.

Commercial operations provided 19% of total net sales during the first quarter as compared to 20% during the same period last year. The decline reflects the results of management's efforts to exit specific markets and to redirect its business efforts from high volume/low margin transport delivery sales to high margin/low volume tankwagon sales. In the first three months of fiscal 1996, 3.5 million (12.5%) fewer gallons of product (primarily diesel) were sold than in the first quarter of the prior year due to decreases in end-user volumes which resulted in a decrease of $3,300 (15.4%) in total commercial sales.

For the three months ended September 30, 1995, operating loss of $5,300 was $1,200 (30.1%) more than the first quarter of the prior year. A reduction in gross margins of $1,500 (5.2%) is due, in part, to market pressures resulting from a lower demand for heating oil in the first quarter as compared to the same period last year. Additionally, retail propane sales to high margin residential users have declined while demand for propane from lower margin commercial/industrial users increased over last year. The gross margin reduction was partially offset by reductions in selling, distribution and administrative costs in the first three months of fiscal 1996 as compared to 1995.

Dairy
-----
For segment reporting purposes, Dairy consists of Agway Inc.'s wholly owned subsidiary Hood, a manufacturer, distributor and marketer of dairy and dairy-related products to the retail and food service industries throughout the Northeast. Net sales in the first quarter of fiscal 1996 were $13,700 (10.8%) less than the first quarter of fiscal 1995 primarily due to volume reductions. Since the first quarter of fiscal 1995, Hood lost some of its private label business to competitors due to pricing. Market pressures continue in this area. The remaining loss of volume is primarily due to the sale of Hood's Mid-Hudson Valley business in February 1995. Gross margin percentage for the first quarter remained fairly constant from last year at 22.0% versus 21.4%.

First quarter operating margin of $2,600 represents an increase of $2,400 from the same period last year primarily due to management's effort to reduce selling, administrative and trade promotion spending and production efficiencies gained by consolidating the Boston fluid milk production with the Agawam and Portland facilities.

Financial Services
------------------
For segment reporting purposes, Financial Services consists of Telmark, Inc. ("Telmark"), Agway Insurance Company ("Insurance") and Agway General
Agency, Inc. ("General Agency").

Total net sales and revenues of $18,800 for Financial Services for the first quarter increased $1,800 (10.5%) as compared to the first quarter in the prior year primarily due to volume increases in the leasing operations of Telmark. Telmark operations provided $11,500 (61%) of total first quarter net sales and revenues compared to $9,600 (56%) in the first quarter of last year. Fueled by rising interest rates and a strong economy, Telmark has experienced volume growth, resulting in an increase of $53,000 in average assets over the same period last year. The $1,900 (20.3%) increase in Telmark's net revenues as compared to the same quarter last year is primarily due to this higher asset base with relatively higher interest rates. Insurance and General Agency net revenues for the first quarter of $7,200 are $200 (2.1%) less than the same period last year due, in part, to General Agency's decision to exit the third-party claims administration market in the second quarter of last year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Financial Services (continued)
------------------------------

Operating margins improved in the first quarter of fiscal 1996 by $400 (21.2%) as compared to the same period last year. Telmark's operating margin increased in the first quarter of fiscal 1996 by $600 (32.1%) as compared to the same period in the prior year. The increase reflects the positive impact of owned portfolio growth with relatively higher interest rates. This growth was offset somewhat by increased interest expenses from higher debt levels. The improvement in operating margins was partially offset by higher claim activity in Insurance operations in the first quarter of fiscal 1996 as compared to 1995.

Corporate
---------
The increase in net sales and revenues of $200 (158.9%) for the quarter is primarily due to an increase in external revenues generated from Agway Data Services.

Operating margin for the first quarter increased $400 (33.4%) as compared to the prior year. A $700 decrease in re-engineering costs in fiscal 1996 as compared to 1995 was offset primarily by costs incurred by the Company in the first quarter of fiscal 1996 to facilitate the sale of Hood ($400).

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash flows from operating activities for the three months ended September 30, 1995 decreased $17,700 to $12,600 as compared to the first three months of fiscal 1995 due primarily to a smaller increase in accounts receivable and inventory of $17,200 and $5,200, respectively, and a smaller decrease in accounts payable of $5,600. Net cash used in investing activities for the three months ended September 30, 1995 was $14,500 as compared to $27,200 for the same period last year. The reduction in cash use was due primarily to an increase in leases repaid of $6,400 and net proceeds from sale of marketable securities of $3,100 and a decrease in the purchase of property, plant and equipment of approximately $2,700. The net cash flows provided by financing activities for the three months ended September 30, 1995, were $2,000 as compared to net cash used of $3,100 for the same period in the prior year. The majority of the change from financing activities was the result of less net repayments of long-term debt offset by lower net short-term borrowings. Net repayments of long-term debt declined approximately $10,400 while short-term borrowings declined $4,500 as compared to the three months ended September 30, 1994.

The Company finances its operations and the operations of all its continuing businesses and subsidiaries, except Telmark, Agway Insurance Company and Hood, through Agway Financial Corporation (AFC). Telmark, Agway Insurance Company and Hood finance themselves through operations or direct borrowing arrangements. Each is financed with a combination of short- and long-term credit facilities. External sources of short-term financing for the Company and all its continuing operations include revolving credit lines, letters of credit, and commercial paper programs. Sources of longer-term financing include the following as of September 30, 1995: borrowings from banks - $127,779 maturing November 1995 through November 1999 with interest rates ranging from 5.4% - 11.5%; borrowings from insurance companies - $145,955 maturing September 1995 through September 2000 with interest rates ranging from 5.9% - 9.2%; subordinated debt - $412,481 maturing 1995 through 2008 with interest rates ranging from 4.5% - 9.5%; and capital leases and other long-term debt - $26,996 maturing 1995 through 2008 with interest rates ranging from 6% - 12%. In addition, Telmark has occasionally sold blocks of its lease portfolio.

The AFC short-term lines were available through October 31, 1995. Currently, one 30-day extension through December 1, 1995 and one 60-day extension through December 31, 1995 are in place for the availability of the $65,000 line of credit and the availability of issuing $60,000 of commercial paper, respectively. Annual renewals are in the process of negotiations. These AFC short-term lines of credit and $1,900 of AFC long-term bank debt payable on October 1, 1995 are collateralized by certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). Amounts which can be drawn under the AFC short-term agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible net worth. The Company obtained waivers for specific covenant violations at June 30, 1995 covering July and August 1995 and amending these covenants for September and October 1995. The Company has ongoing discussions with its lenders and expects to continue the appropriate and adequate financing currently available under these facilities.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 1.  Legal Proceedings
--------------------------
In December 1985, it was asserted by the Massachusetts Department of Environmental Protection (MDEP) that certain real property located in West Concord, Massachusetts previously owned by Agway is contaminated and that Agway and the current owner of the property are responsible for the cost of investigating and cleaning up environmental contamination at the property. In September 1993, Agway entered into an Administrative Consent Order with the MDEP pursuant to which Agway performed a phase II comprehensive site assessment. In March 1995, Agway and the current owner entered into a settlement agreement whereby Agway agreed, at Agway's expense, to complete any additional assessment, containment, removal or remediation actions at the property. The current owner agreed to cooperate with Agway in achieving a permanent solution satisfactory to the MDEP and in compliance with the MDEP's requirements. Agway has prepared a risk assessment scope of work and submitted it to the MDEP. The Company currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

On May 29, 1992, the Commissioner of Environmental Protection of the State of Connecticut (CDEP) commenced a civil action against Hood alleging violations of state statutes and regulations relating to pollution of the waters of the state in connection with Hood's Suffield, Connecticut facility. In connection with these allegations, the CDEP has made a demand of $2,400. Hood entered into a stipulated judgment on July 5, 1995, whereby Hood agreed to pay CDEP $325, construct an on-site wastewater pretreatment facility and conduct a study of the Suffield facility's level of fat, oil and grease discharge.

In August 1995, the Environmental Protection Agency (EPA) notified Agway that the EPA has reason to believe that Agway is a potentially responsible party
(PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at the Tri-Cities Barrel Site, Port Crane, New York. The EPA requested that Agway and other PRPs participate in the ongoing Remedial Investigation/Feasibility Study (RI/FS) for the Tri-Cities Barrel Site. Agway believes that its involvement at the Tri-Cities Barrel Site is minimal. Agway is in contact with other PRPs who have been participating in the RI/FS and is in the preliminary stages of negotiating the terms of possible participation in the ongoing RI/FS.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
There were no reports on Form 8-K required to be filed during the first quarter ended September 30, 1995.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      AGWAY INC.
                                        ---------------------------------------
                                                     (Registrant)




Date          November 7, 1995                   /s/ PETER J. O'NEILL
         --------------------------     ----------------------------------------
                                                    Peter J. O'Neill
                                                  Senior Vice President,
                                                Treasurer and Controller
                                           (Principal Financial Officer and
                                               Chief Accounting Officer)