Form 10-Q
period 1995-12-31
AGWAY INC
filed 1996-02-06
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C  20549
                                        FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----  ACT OF 1934
For the quarterly period ended December 31, 1995
                               -----------------
                                        OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
EXCHANGE ACT OF 1934
For the transition period from                      to
                               --------------------    ------------------
Commission file number 2-22791
                       -------


                                  AGWAY INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                            15-0277720
------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


333 Butternut Drive, DeWitt, New York                                    13214
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                 315-449-6431
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X  No
    ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class                           Outstanding at February 2, 1996
--------------------------------------         -------------------------------
Membership Common Stock, $25 par value              108,118  shares
  per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.    FINANCIAL INFORMATION
-------    ---------------------


           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of December 31, 1995 and June 30, 1995.......................  3

           Condensed Consolidated Statements of Operations and Retained Margin for the three months and six months ended December 31, 1995 and December 31, 1994..........................................  4

           Condensed Consolidated Cash Flow Statements for the six months ended December 31, 1995 and December 31, 1994.................................................................................  5

           Notes to Condensed Consolidated Financial Statements..................................................  6

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........  12


PART II.   OTHER INFORMATION
--------   -----------------


           Item 1.  Legal Proceedings............................................................................  18

           Item 4.  Submission of Matters to a Vote of Security Holders..........................................  18

           Item 6.  Exhibits and Reports on Form 8-K.............................................................  18


           SIGNATURES............................................................................................  19

                         PART I. FINANCIAL INFORMATION
                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                                               December 31,          June 30,
                                                                                  1995                 1995
                                                                               ------------         -----------
                                                                               (Unaudited)           (Restated)

ASSETS
------
Current Assets:
     Trade accounts receivable (including notes receivable of
      $20,889 and $33,491, respectively), less allowance for
       doubtful accounts of $10,459 and $9,716, respectively...........        $    164,891         $   209,949
     Leases receivable, less unearned income of $43,776 and
       $41,523 respectively............................................              98,378              96,165
     Uncollected insurance premiums....................................               9,609              10,261
     Advances and other receivables....................................              31,528              21,808
     Inventories
       Raw materials...................................................              23,078              20,609
       Finished goods..................................................             155,195             129,533
       Goods in transit and supplies...................................               8,464               7,516
                                                                               ------------         -----------
       Total inventories...............................................             186,737             157,658
     Prepaid expenses..................................................              50,465              71,044
                                                                               ------------         -----------
         Total current assets..........................................             541,608             566,885

Marketable securities available for sale...............................              35,904              34,752
Other security investments.............................................              38,897              37,981
Properties and equipment, net..........................................             239,743             248,753
Long-term leases receivable, less unearned income of
  $69,963 and $68,799 respectively.....................................             244,611             236,522
Other assets...........................................................              90,343              85,876
Net assets of discontinued operations..................................                                  15,734
                                                                               ------------         -----------
         Total assets..................................................        $  1,191,106         $ 1,226,503
                                                                               ============         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable.....................................................        $     85,876         $    70,300
     Current installments of long-term debt and subordinated debt......              70,863              84,620
     Accounts payable..................................................              91,008             118,529
     Unearned insurance premiums.......................................              16,252              17,023
     Other current liabilities.........................................             125,405             122,087
                                                                               ------------         -----------
         Total current liabilities.....................................             389,404             412,559

Long-term debt.........................................................             213,306             219,986
Subordinated debt......................................................             378,221             362,768
Other liabilities......................................................              57,486              58,825
Commitments and contingencies..........................................
Preferred stock, net...................................................              62,215              65,635
Common stock, net......................................................               2,705               2,728
Paid-in capital........................................................                                   1,470
Retained margin........................................................              87,769             102,532
                                                                               ------------         -----------
         Total liabilities and shareholders' equity....................        $  1,191,106         $ 1,226,503
                                                                               ============         ===========


   See accompanying notes to condensed consolidated financial statements.




                                    PART I.  FINANCIAL INFORMATION (continued)
                                     AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED MARGIN
                                                    (Unaudited)
                                              (Thousands of Dollars)



                                              Three Months Ended                  Six Months Ended
                                                  December 31,                      December 31,
                                          -----------------------------     -----------------------------
                                              1995             1994             1995             1994
                                          -------------   -------------     -------------    ------------
                                                            (Restated)                         (Restated)

Net sales and revenues from:
     Product sales......................  $     344,134   $     342,771     $     647,118    $    670,730
     Leasing operations.................         11,831           9,973            23,045          19,248
     Insurance operations...............          5,973           6,677            12,859          13,361
     Service revenues...................          3,430           4,303             6,967           8,694
                                          -------------   -------------     -------------    ------------
         Total net sales and revenues...        365,368         363,724           689,989         712,033

Cost and expenses from:
     Products and plant operations......        322,217         322,851           611,986         639,047
     Leasing operations.................          5,159           4,445            10,416           8,806
     Insurance operations...............          8,020           3,915            12,811           8,373
     Selling, general and
       administrative activities........         32,859          36,074            66,694          71,555
                                          -------------   -------------     -------------    ------------
         Total costs and expenses.......        368,255         367,285           701,907         727,781

Operating loss..........................         (2,887)         (3,561)          (11,918)        (15,748)
Interest expense, net...................         (7,539)         (7,159)          (14,459)        (13,938)
Other income, net.......................          5,923           1,377             7,885           2,903
                                          -------------   -------------     -------------    ------------
Loss from continuing operations
     before income taxes ...............         (4,503)         (9,343)          (18,492)        (26,783)
Income tax expense (benefit)............            424          (2,884)           (3,103)         (9,055)
                                          -------------   -------------     -------------    ------------
Loss from continuing operations.........         (4,927)         (6,459)          (15,389)        (17,728)

Discontinued operations:

     Gain (loss) on disposal of Hood,
     net of tax expense (benefit) of
     $1,585, $(13,261), $1,624 and
     $(13,261), respectively............          2,284          (6,944)            2,017          (6,944)
     Gain on disposal of Curtice Burns,
     net of tax expense of $19,700......                          4,430                             4,430
                                          -------------   -------------     -------------    ------------
         Margin (loss) from discontinued
             operations.................          2,284          (2,514)            2,017          (2,514)
                                          -------------   -------------     -------------    ------------
Net loss................................  $      (2,643)  $      (8,973)    $     (13,372)   $    (20,242)

Retained Margin:
     Balance at beginning of period.....         91,790         112,171           102,532         123,346
     Dividends..........................         (2,172)         (2,374)           (2,172)         (2,374)
     Adjustment to unrealized gains
         (losses) on available-for-sale
         securities, net of tax.........            794             (17)              781              77
                                          -------------   -------------     -------------    ------------
Balance at end of period................  $      87,769   $     100,807     $      87,769    $    100,807
                                          =============   =============     =============    ============





   See accompanying notes to condensed consolidated financial statements.

                                     AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                                    CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                                    (Unaudited)
                                              (Thousands of Dollars)

                                                                                     Six Months Ended
                                                                                       December 31,
                                                                             --------------------------------
                                                                                  1995              1994
                                                                             -------------    ---------------
                                                                                                 (Restated)

Net cash flows (used in) provided by operating activities..............      $       (358)    $       23,569

Cash flows (used in) provided by investing activities:
     Purchases of property, plant and equipment........................            (7,518)           (16,299)
     Proceeds from disposal of businesses and property, plant and
         equipment.....................................................             1,782              4,296
     Leases originated.................................................           (74,098)           (80,115)
     Leases repaid.....................................................            60,841             45,524
     Proceeds from sale of marketable securities.......................             5,777                715
     Purchases of marketable securities................................            (6,148)            (1,618)
     Other.............................................................              (917)               147
     Proceeds from sale of discontinued operations.....................            15,900             55,786
     Net changes in net assets of discontinued operations..............                               14,511
                                                                             -------------      -------------
Net cash flows (used in) provided by investing activities..............            (4,381)            22,947
Cash flows (used in) provided by financing activities:
     Net change in short-term borrowings...............................            15,576            (23,400)
     Proceeds from long-term debt......................................            19,764             36,205
     Repayment of long-term debt.......................................           (19,585)           (38,155)
     Proceeds from sale of subordinated debt...........................            44,790             31,894
     Maturity and redemption of subordinated debt......................           (49,304)           (47,123)
     Redemption of stock...............................................            (3,448)            (2,536)
     Cash dividends paid...............................................            (2,410)            (2,589)
     Other.............................................................              (644)              (812)
                                                                             -------------      -------------
Net cash flows provided by (used in) financing activities..............             4,739            (46,516)
                                                                             -------------      -------------

Net decrease in cash and equivalents...................................                 0                  0
Cash and equivalents at beginning of period............................                 0                  0
                                                                             -------------      -------------

Cash and equivalents at end of period..................................      $          0       $          0
                                                                             =============      =============

















  See accompanying notes to condensed consolidated financial statements.

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                            (Thousands of Dollars)

1.   BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996 due, among other reasons, to the sale of H. P. Hood Inc. ("Hood") and to the seasonal nature of certain major segments of the Company's business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1995.

     The financial statements of Agway Inc. and Agway Financial Corporation have been restated to reflect Hood, which was previously consolidated in continuing operations, as a discontinued operation. Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

2.   AGWAY FINANCIAL CORPORATION
     ---------------------------
     Agway Financial Corporation (AFC) is a wholly owned subsidiary of the Company whose principal business activity is securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for the Company and AFC's sole wholly owned subsidiary, Agway
     Holdings Inc. (AHI), and AHI's subsidiaries, for general corporate purposes. The payment of principal and interest on this debt is absolutely and unconditionally guaranteed by the Company. In an exemptive relief granted pursuant to a "no action letter" issued by the Securities and Exchange Commission, AFC, as a separate company, is not required to file periodic reports with respect to these debt securities. However, as required by the 1934 Act, the summarized financial information concerning AFC and Consolidated Subsidiaries is as follows:

                                               Three Months Ended              Six Months Ended
                                                  December 31,                   December 31,
                                          -----------------------------    -----------------------
                                               1995            1994            1995           1994
                                          -------------   -------------    -------------   ------------
                                                            (Restated)                      (Restated)
     Net sales and revenues.............  $    265,432    $    272,006     $    486,861    $   518,395
     Operating margin...................         3,307           4,888            1,933          4,127
     Loss from continuing operations....        (4,943)         (2,880)         (12,376)        (8,330)
     Net margin (loss)..................        (2,658)         (5,393)         (10,359)       (10,843)

                                                          December 31,        June 30,
                                                              1995              1995
                                                          -------------    -------------
                                                                            (Restated)
     Current assets....................................   $   565,990      $    546,416
     Properties and equipment, net.....................       166,884           169,368
     Noncurrent assets.................................       331,337           321,152
     Net assets of discontinued operations.............                          15,734
                                                          -------------    -------------
     Total assets......................................   $ 1,064,211      $  1,052,670
                                                          =============    =============

     Current liabilities...............................   $   257,827      $    242,726
     Long-term debt....................................       208,595           217,425
     Subordinated debt.................................       378,221           362,768
     Noncurrent liabilities............................        14,460             8,855
     Shareholder's equity..............................       205,108           220,896
                                                          -------------    -------------
     Total liabilities and
         shareholder's equity..........................   $ 1,064,211      $  1,052,670
                                                          =============    =============

                                       6

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)
                            (Thousands of Dollars)


3.   BORROWING ARRANGEMENTS
     ----------------------
     As of December 31, 1995, the Company had available lines of credit with various banking institutions whereby lenders have agreed to provide funds up to $89,000 to separately financed units of the Company as follows: AFC
     - $65,000 and Telmark - $24,000, the same as June 30, 1995. In addition, AFC may issue up to $60,000 of commercial paper under the terms of a separate agreement, backed by a letter of credit. Telmark had a committed term loan of $125,000 available to be borrowed through February 1, 1996, of which $109,000 was outstanding as of December 31, 1995. Telmark's long- and short-term lines of credit were renegotiated effective February 1, 1996 as discussed below. Long-term and subordinated debt outstanding amounted to:

                                        Agway & AFC                     Telmark                      Total
                               ----------------------------   ---------------------------   --------------------------
                                   12/95            6/95          12/95           6/95         12/95          6/95
                               -------------   ------------   -------------   -----------   -----------   ------------
     Long-term debt..........  $      15,886   $     22,843   $     251,955   $   245,467   $   267,841   $    268,310
     Currently payable.......          4,913         13,702          49,622        34,622        54,535         48,324
                               -------------   ------------   -------------   -----------   -----------   ------------
     Net long-term debt......  $      10,973   $      9,141   $     202,333   $   210,845   $   213,306   $    219,986
                               =============   ============   =============   ===========   ===========   ============

     Subordinated debt.......  $     378,699   $    390,890   $      15,850   $     8,174   $   394,549   $    399,064
     Currently payable.......         16,328         36,296                                      16,328         36,296
                               -------------   ------------   -------------   -----------   -----------   ------------
     Net subordinated debt...  $     362,371   $    354,594   $      15,850   $     8,174   $   378,221   $    362,768
                               =============   ============   =============   ===========   ===========   ============

     The AFC available $65,000 line of credit and availability of issuing $60,000 of commercial paper were extended through February 29, 1996. In order to consider the effect of the December 15, 1995 sale of Hood on the line of credit requirements, existing lines of credit were extended to February 29, 1996. Longer-term renewals are in the process of negotiations. These AFC short-term lines of credit are collateralized by certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). Amounts which can be drawn under the AFC short-term agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible net worth. The Company has ongoing discussions with its lenders and expects to continue to have appropriate and adequate financing to meet its ongoing needs.

     Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. The current uncommitted short-term line of credit agreement with one bank permits Telmark to borrow up to $4,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. As of December 31, 1995, there were no amounts outstanding against this line. Effective February 1, 1996, the $20,000 short-term line of credit and the $125,000 term loan commitment were replaced by a $200,000 revolving term loan facility from the same bank against which Telmark may draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The amounts outstanding as of December 31, 1995 on the short-term line and term loan totaled $118,500 and will be applied against the new $200,000 revolving term loan facility.

     Telmark renews its lines of credit annually. The $4,000 line of credit has been renewed through December 1996. As described above, the $200,000 revolving term agreement is available beginning February 1, 1996 through February 1, 1997. The Company believes Telmark has sufficient lines of credit in place to meet interim funding needs.

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

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)
                            (Thousands of Dollars)


5.   RESTRUCTURING RESERVES
     ----------------------
     In June 1992, the Company established a $75,000 reserve for the estimated net cost to complete a significant restructuring of the Company planned at that time. Periodically, management has reviewed its original estimates and has made revisions due to changes in circumstances as the restructuring plan evolved. The following schedule details the remaining reserves to complete the restructuring project and their intended purposes, as well as the actual activity for the six-month period ended December 31, 1995:

                                           Balance   Proceeds           Reductions        Change    Balance
                                                                 ---------------------
                                             at       Sale of    Divested      Costs       in          at
                                           6/30/95    Assets      Assets      Incurred   Estimate   12/31/95
                                          --------   --------    ---------   ---------   --------   ---------
Restructuring Reserve:
Plant, Store & Business Divestitures
------------------------------------
Proceeds on sale of assets      (A)      $  (1,506)  $  (143)                                       $ (1,363)
Net book value of assets to
   be divested                  (A)            962               $      32                               930
Cost of divestiture (1)         (B)          3,099                           $   1,251                 1,848
                                         ----------  --------    ---------   ---------   ---------  ---------
Loss on divestiture                          2,555      (143)           32       1,251                 1,415
Incremental environmental
   costs                        (C)          3,597                                  56                 3,541
                                         ----------  --------    ---------   ---------   ---------  ---------

TOTAL RESTRUCTURING                      $   6,152   $  (143)    $      32   $   1,307   $       0  $  4,956
                                         ==========  ========    =========   =========   =========  =========


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

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)
                            (Thousands of Dollars)


6.   DISCONTINUED OPERATIONS
     -----------------------
     In November 1994, the sale of Hood was anticipated to close shortly in a sale to a Hood management-led buyout group. However, based on changed business conditions and financial markets during prolonged negotiations, on January 24, 1995, Agway and the management buyout group mutually concluded to cease the pursuit of this sale transaction. While Agway was still actively interested in the sale of Hood and while such a sale could have been consummated in the near future, Agway no longer was able to estimate with reasonable certainty whether a sale would occur within the next year and, accordingly, reclassified Hood to continuing operations for financial reporting purposes as of December 31, 1994. Since January 24, 1995, Agway has actively pursued alternative buyers for Hood. As previously reported on Form 8-K on December 18 and 22, 1995, Hood was sold to Catamount Dairy Holdings Limited Partnership on December 15, 1995.

     As a result of the sale of Hood, Agway has reclassified Hood as a discontinued operation for financial reporting purposes as of December 31, 1995. Net sales and revenues from the discontinued operations of Hood, sold in December 1995, and Curtice Burns, sold in November 1994, were approximately $749,000 and $1,323,000 for the years ended June 30, 1995 and 1994, respectively.

     A summary of net assets of discontinued operations at June 30, 1995 and 1994, previously reported as continuing operations, is as follows:

                                                     1995                               1994
                                                 -------------    ------------------------------------------------
                                                     H.P.             Curtice           H. P.
                                                     Hood              Burns            Hood              Total
                                                 -------------    --------------    -------------    -------------
     Accounts receivable.......................  $     45,399     $      66,337     $     51,622     $    117,959
     Inventory.................................        20,337           155,259           19,124          174,383
     Property, plant and equipment, net........        62,560           167,516           68,991          236,507
     Other, net................................        17,262            25,352           23,841           49,193
     Accounts payable and other liabilities....       (76,815)         (128,760)         (67,090)        (195,850)
     Structured debt...........................       (53,009)         (237,280)         (60,129)        (297,409)
                                                 -------------    --------------    -------------    -------------
                                                 $     15,734     $      48,424     $     36,359     $     84,783
                                                 =============    ==============    =============    =============

                   AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)
                            (Thousands of Dollars)


6.   DISCONTINUED OPERATIONS (continued)
     -----------------------------------
     As previously discussed, the financial statements have been reclassified to reflect Hood as a discontinued operation. A reconciliation to margin
     (loss) from continuing operations as previously reported follows:

                                                        Six Months            Fiscal Year           Fiscal Year
                                                           Ended                 Ended                 Ended
                                                     December 31, 1994       June 30, 1995         June 30, 1994
                                                     -----------------    ------------------      ----------------

     Impact of reclassification of loss from continuing operations to margin
     (loss) from discontinued operations:

     Interest expense..........................      $            (891)    $         (1,000)      $        (1,783)
     Transaction costs and allowance...........                (15,884)             (16,724)
     Pre-tax margin (loss) from
         segment operations....................                  2,177               (2,666)               (7,681)
                                                     -----------------     ------------------     ----------------
     Pre-tax (loss) from continuing
         operations............................                (14,598)             (20,390)               (9,464)
     Income tax benefit........................                  5,031                5,406                 3,086
                                                     -----------------     ------------------     ----------------
         Losses to discontinued operations.....                 (9,567)             (14,984)               (6,378)
     Original balance - margin (loss)
         from continuing operations............                (27,295)             (22,962)               (5,682)
                                                     -----------------     ------------------     ----------------
     Reclassified balance - margin (loss)
         from continuing operations............      $         (17,728)    $         (7,978)      $           696
                                                     =================     ==================     ================

     A reconciliation to loss from discontinued operations as previously reported follows:

                                                        Six Months
                                                     December 31, 1994         June 1995             June 1994
                                                     -----------------     ------------------     ----------------
     Original balance:
         Gain on sale of Curtice Burns,
             net of tax of $19,700..............     $            4,430    $           4,430
                                                     ==================    ==================
         Previous reclassification to
             reconsolidate Hood, net of tax
             benefit (expense) of $8,230, $8,230
             and $(3,086), respectively.........     $            2,623    $           2,624      $         2,378
         Current reclassification of Hood
             losses to discontinued operations..                 (9,567)             (14,984)              (6,378)
                                                     -------------------   ------------------     -----------------
         Restated balance - Gain (loss) on
             disposal of Hood, net of tax.......     $           (6,944)   $         (12,360)     $        (4,000)
                                                     ===================   ==================     ===================


7.   INCOME TAXES
     ------------
     The income tax benefit from continuing operations and the resulting effective tax rate for the three- and six-month periods ended December 31, 1995 vary significantly from the anticipated statutory rates. The difference between the expected tax benefit on current period losses and the actual amount recorded in the current year is primarily the result of certain patronage losses not being given current tax benefit.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

RESULTS OF OPERATIONS
---------------------
The Company's net sales and revenues and operating results are significantly impacted by seasonal fluctuations due to the nature of its operations and the geographic location of its service area, which is primarily the Northeastern United States. Agriculture & Consumer net sales and revenues are traditionally higher in the spring as customers acquire products to initiate the growing season. Energy realizes significantly higher net sales and revenues in the winter months due to cold winter conditions. Financial Services and Corporate are not materially impacted by seasonal fluctuations.

                              Results by Operating Segment
                              ----------------------------
                                                                Increase (Decrease)
                                                  ----------------------------------------------
                                                   Three Months Ended         Six Months Ended
                                                  ---------------------    ---------------------
                                                  12/31/95 vs. 12/31/94    12/31/95 vs. 12/31/94
                                                  ---------------------    ---------------------
   Net Sales and Revenues
   ----------------------
     Agriculture & Consumer.................     $              (1,528)    $             (17,358)
     Energy.................................                     2,257                    (7,556)
     Financial Services.....................                       812                     2,602
     Corporate..............................                       103                       268
                                                 ----------------------    ---------------------
                                                 $               1,644     $             (22,044)
                                                 ======================    ======================
   Margin (Loss) from Continuing Operations
   ----------------------------------------
       before Income Taxes
       -------------------
     Agriculture & Consumer.................     $               6,238     $               9,847
     Energy.................................                       726                      (488)
     Financial Services.....................                    (3,598)                   (3,163)
     Corporate..............................                     1,854                     2,616
                                                 ----------------------    ---------------------
     Operating margin (loss) and other
       income (expense), net................                     5,220                     8,812
     Interest (expense), net................                      (380)                     (521)
                                                 ----------------------    ----------------------
                                                 $               4,840     $               8,291
                                                 ======================    =====================

Numbers in the following narrative have been rounded to the nearest hundred thousand.

Consolidated Results
--------------------
The sales decrease for the six months ended December 31, 1995 was in part the planned result from (1) the sale of the Dairy Route and Installation & Service businesses by AAP in fiscal 1995; (2) the change in product mix from high dollar volume, low gross margin power equipment to lower unit value, higher gross margin consumer products which affected both AAP and ARS; (3) the reduction of power fuel facilities in the Energy segment for locations determined not to be cost beneficial to upgrade; and (4) a reduction of Energy sales to high volume, low margin commercial accounts. Sales were adversely affected in the first quarter by the summer drought conditions which reduced sales of fertilizer, lime and yard and garden equipment and supplies, as well as crop and farm store supplies. These sales declines were offset by higher sales prices in feed and fertilizer products due to an increase in the cost of these products; by volume increases in CPG, particularly in human edible sunflower seeds, birdseed and turf; and by increases, particularly in the second quarter due to the colder weather, in sales of heating oil and propane for Energy and of winter consumable products and birdseed for ARS.

The pre-tax loss from continuing operations was reduced $4,800 for the three months and $8,300 for the six months ended December 31, 1995. This improvement was primarily the result of reductions in selling and administration expenses in AAP and ARS; an increase in gross margin percent on ARS sales; an increase in gross margin dollars on increased CPG sales volume; increased margin from Telmark due to the increase of its net investment in leases; a $1,400 second quarter gain on the sale of an investment; and the non-reoccurrence of reengineering costs incurred in the prior year. These improvements were offset by a significant adverse claim experience in the second quarter for the Insurance operations.
                                       12

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Agriculture & Consumer
----------------------
Agriculture & Consumer consists of Agway Agricultural Products (AAP), Agriculture & Related Services (ARS) and Country Products Group (CPG). Total Agriculture & Consumer net sales and revenues of $206,000 and $413,800 for the second quarter and six months ended December 31, 1995, respectively, decreased $1,500 (1%) and $17,400 (4%) as compared to the prior year. Total pre-tax loss from continuing operations for the second quarter of $4,600 and for the six months to date of $11,700 decreased $6,200 (57%) and $9,800 (46%), respectively, as compared to the prior year. The change from the prior year of net sales and revenues and pre-tax margin (loss) from continuing operations for the three-month and six-month periods ended December 31, 1995 within the segment was as follows:

                                                               December 31, 1995 vs 1994
                                                               -------------------------
                                                      Three Months Ended         Six Months Ended
                                                     ----------------------     -------------------
     Net sales and revenues:                                $           %             $           %
                                                     -------------   ------     -------------  ----
       AAP.........................................  $      5,328       6%      $     (3,063)   (2%)
       ARS.........................................       (10,367)    (17%)          (22,671)  (18%)
       CPG.........................................         3,511       7%             8,376     9%
                                                     -------------              -------------
           Total...................................  $     (1,528)      1%      $    (17,358)    4%
                                                     =============              =============

     Pre-tax margin (loss) from continuing
       operations:
       AAP.........................................         5,011      55%             6,948    37%
       ARS.........................................         1,781      37%             2,403    37%
       CPG.........................................           585     495%             1,835   163%
       Eliminations................................        (1,139)    (40%)           (1,339)  (28%)
                                                     -------------              -------------
           Total                                     $      6,238      57%      $      9,847    46%
                                                     =============              =============

Total net sales and revenues of AAP of $101,700 and $201,600 for the three and six months ended December 31, 1995 approximate 50% of the total segment. The sales levels during the first six months have been reduced because of the decision to exit, during the fourth quarter of fiscal 1995, the Dairy Route and Installation & Service (I&S) businesses of AAP and as the result of summer drought conditions, followed by early winter conditions in the Northeast, which lowered the demand for fertilizer, lime, yard and garden equipment and supplies and crop and farm store supplies. Increased sales dollars in the second quarter were mainly the result of increased feed and fertilizer product costs, which were approximately 15% higher than in the prior year, and improved wholesale crop sales, particularly in dry fertilizers.

Total net sales and revenues of ARS of $51,100 and $105,400 for the three and six months ended December 31, 1995 approximate 25% of the total segment. ARS has experienced significant declines (18%) in net sales and revenues during the first six months of fiscal 1996. Exiting of the Dairy Route and I&S businesses in the fourth quarter of fiscal 1995 has reduced sales compared to the prior year. Further, to improve overall margins, the unit has made product mix changes and has created marketing programs designed to de-emphasize high dollar value/lower margin power equipment sales in favor of more consumer products of smaller per unit value, but with higher turnover rates and margins. In addition, the summer drought conditions have adversely impacted the sales in yard and garden product lines, particularly fertilizers and turf seeds.

Total net sales and revenues of CPG of $53,200 and $106,800 for the three and six months ended December 31, 1995 approximate 25% of the total segment. As noted above, the CPG unit has experienced sales growth of 9% over the prior year six-month period ended December 31. The increase is mainly the result of increased sales of sunflower seeds, both in use for human consumption and in the production of birdfoods, and growth in the turf and flour operations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Agriculture & Consumer (continued)
----------------------------------
Pre-tax loss for AAP and ARS has shown significant improvement in both the three-month (55% and 37%, respectively) and six-month (37% and 37%, respectively) periods ending December 31, 1995 as compared to the prior year. Substantial improvement has come from management's successful efforts to reduce selling and administrative expenses in the current year. These improvements are after considering declines in gross margin dollars of approximately $700 (5%) for AAP and $5,000 (14%) for ARS and are the result of the increased product cost or volume reductions noted previously.

Pre-tax margin (loss) improvement for CPG is due primarily to gross margin gains realized from increased sales volume in sunflower seeds, turf and the flour operation.

Energy
------
Total net sales and revenues of Energy were $140,200 and $237,600 for the three and six months ended December 31, 1995 and represent an increase of $2,200 (2%) for the three-month period and a decrease of $7,600 (3%) for the six-month period, respectively. The sales reductions occurring during the first six months were due to (1) ongoing efforts to close down certain company-owned retail keytrol/cardtrol sites and bulk customer sites determined not to be cost beneficial for upgrade to comply with storage tank regulation requirements; (2) a regional oversupply of fuel oil from the prior year's warm winter in Energy's marketplace was sold by competitors as commercial and retail diesel fuel at bargain prices which reduced Energy's volume of diesel fuel sold; and (3) a decision to redirect commercial diesel fuel sales away from high volume/low margin transport deliveries toward higher margin/low volume tankwagon sales. However, sales increases did occur in the three-month period ended December 31, 1995, which partially offset the declines over the entire six-month period. The increase was substantially due to colder temperatures than in the prior year which elevated residential heating oil and propane sales. Overall, unit volume decreased 4% in the six-month period and remained constant in the three-month period ended December 31, 1995 as compared to the prior year.

Pre-tax margin (loss) from continuing operations for Energy shows a $700 (14%) improvement during the second quarter ended December 31, 1995 as compared to the prior year. However, through six months, pre-tax margin has declined $500 (270%) over the prior year. The decline over the six-month period is attributable to lower gross margins as a result of lower sales volumes, lower gross margins in power fuels due to product mix and competitive pricing, and higher administrative costs which were partially offset by lower amounts of selling and distribution expenses. During the second quarter, the pre-tax margin improvement relates to a 2% improvement in gross margin being generated in the retail propane and fuel oil products and as the result of reduced selling and distribution expenses.

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

Total Financial Services net sales and revenues of $18,500 and $37,300 for the second quarter and year-to-date, respectively, increased $800 (5%) and $2,600 (8%), respectively, as compared to the corresponding periods in the prior year. Telmark operations provided $12,200 (66%) and $23,700 (64%) of second quarter and six-month net sales and revenues as compared to $10,300 (58%) and $19,800 (57%), respectively, in the same periods last year. Telmark continued to experience booked volume growth as its net investment in leases increased $12,700 (4%) for the six-month period to $361,100, but did not change during the second quarter. The increase in Telmark's second quarter and year-to-date net sales and revenues of $1,900 (19%) and $3,800 (19%) as compared to the same periods last year is primarily due to the higher level of net investment as well as having slightly higher revenue rates on its current portfolio as compared to the prior year. Insurance and General Agency operations provided $6,300 (34%) and $13,600 (36%) of total Financial Services net sales and revenues for the second quarter and the six-month period. This represents a decrease of $1,100 (15%) in the second quarter and $1,200 (8%) year-to-date as compared to the prior year. Due to competitive price conditions for personal lines business, Insurance has experienced a decline in direct written premiums.

Pre-tax operating margins (loss) for Financial Services deteriorated from $2,800 and $4,900 in the second quarter and for the first six months of the prior year, respectively, to ($800) and $1,700, respectively. Telmark's pre-tax operating margin increased in the second quarter and in the six-month period by $900 (44%) and $1,500 (39%), respectively. The increase reflects the positive impact of net investment growth with relatively higher interest rates, which was offset somewhat by an increase in interest expense of $700 and $1,600 in the second quarter and year-to-date, respectively, resulting from higher interest rates on new and replacement debt. Insurance pre-tax operating margin was negatively impacted by $4,400 and $4,600 in the second quarter and six months ended December 1995 as compared to the prior year. This was primarily due to $3,800 of unusually large farmowner and auto liability casualty losses and loss development during the second quarter.

Corporate
---------
Net sales and revenues of $600 in the second quarter and $1,200 for the first six months remained relatively constant as compared to last year and represent external revenues generated from the Information Services Department and the elimination of sales and revenues between operating segments.

Operating margins of $3,500 in the second quarter and $6,200 for the first six months reflect an increase of $1,900 (119%) and $2,600 (72%), respectively, from last year. Prior year operating margin included reengineering costs totaling $900 and $1,600 in the second quarter and year-to-date. These costs were not incurred in fiscal 1996. Additionally, in the second quarter, Corporate recorded a $1,400 gain on the sale of a security investment.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash flows from operating activities for the six months ended December 31, 1995 decreased approximately $23,900 as compared to the first six months of the prior year due primarily to less cash provided from working capital. A smaller decline in accounts receivable, a larger increase in inventory and a larger decrease in accounts payable during the first six months as compared to the prior year were the reason for the decreased cash flows. Net cash used in investing activities for the six months was approximately $4,400 as compared to net cash provided of approximately $22,900 for the same period last year, primarily due to a reduction in the cash generated from sale of discontinued operations this year compared to last year and a reduction in the financing required for growth in the lease portfolio. The net cash flows provided by financing activities for the six months were approximately $4,700 as compared to net cash used of approximately $46,500 for the same period in the prior year. The majority of the change from financing activities was the result of less net repayments of long-term debt offset by an increase in net short-term borrowings for the first six months as compared to the prior year. Net repayments of long-term debt declined approximately $18,000 while the change in short-term borrowings increased $38,000 as compared to the six months ended December 31, 1994.

The Company finances its operations and the operations of all its continuing businesses and subsidiaries, except Telmark and Agway Insurance Company, through Agway Financial Corporation (AFC). Telmark and Agway Insurance Company finance themselves through operations or direct borrowing arrangements. Each is financed with a combination of short- and long-term credit facilities. External sources of short-term financing for the Company and all its continuing operations include revolving credit lines, letters of credit, and commercial paper programs. In addition, Telmark has occasionally sold blocks of its lease portfolio. Sources of longer-term financing include the following as of December 31, 1995:

                                                                   Agway           Telmark            Total
                                                             -------------     -------------    -------------
   Source of debt
   --------------
   Banks - due 2/96 - 8/99 with interest
     from 5.4% - 8.5%                                                           $     109,000    $     109,000
   Insurance companies - due 3/96 - 11/00
     with interest from 5.7% - 9.2%                                                   142,955          142,955
   Capital leases & other - due 1996-2007
     with interest from 6% - 12%                              $      15,886                             15,886
                                                              -------------     -------------    -------------
       Long-term debt                                                15,886           251,955          267,841
   Subordinated debt - due 10/96 - 10/08
     with interest from 4.5% - 9.5%                                 378,699            15,850          394,549
                                                              --------------    -------------    -------------
       Total debt                                             $     394,585     $     267,805    $     662,390
                                                              ==============    =============    =============

The AFC available $65,000 line of credit and availability of issuing $60,000 of commercial paper were extended through February 29, 1996. In order to consider the effect of the December 15, 1995 sale of Hood on the line of credit requirements, existing lines of credit were extended to February 29, 1996. Longer-term renewals are in the process of negotiations. These AFC short-term lines of credit are collateralized by certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). Amounts which can be drawn under the AFC short-term agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible net worth. The Company has ongoing discussions with its lenders and expects to continue to have appropriate and adequate financing to meet its ongoing needs.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------
Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. The current uncommitted short-term line of credit agreement with one bank permits Telmark to borrow up to $4,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. As of December 31, 1995, there were no amounts outstanding against this line. Effective February 1, 1996, the $20,000 short-term line of credit and the $125,000 term loan commitment were replaced by a $200,000 revolving term loan facility from the same bank against which Telmark may draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The amounts outstanding as of December 31, 1995 on the short-term line and term loan totaled $118,500 and will be applied against the new $200,000 revolving term loan facility.

Telmark renews its lines of credit annually. The $4,000 line of credit has been renewed through December 1996. As described above, the $200,000 revolving term agreement is available beginning February 1, 1996 through February 1, 1997. The Company believes Telmark has sufficient lines of credit in place to meet interim funding needs.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 1.  Legal Proceedings
--------------------------
In August 1995, the Environmental Protection Agency (EPA) notified Agway that the EPA has reason to believe that Agway is a potentially responsible party
(PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at the Tri-Cities Barrel Site, Port Crane, New York. The EPA requested that Agway and other PRPs participate in the ongoing Remedial Investigation/Feasibility Study (RI/FS) for the Tri-Cities Barrel Site. Agway believes that its involvement at the Tri-Cities Barrel Site is minimal. Agway discussed with other PRPs who have been participating in the RI/FS the terms of possible participation in the ongoing RI/FS and decided not to participate at this time.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Company held its annual meeting of shareholders on November 29, 1995, at which a quorum was present in person or by proxy. The following Directors were elected to three-year terms through December 1998:

        Nominee                   In Favor                Opposed
 ----------------------     ----------------------    ---------------
  William W. Young                   54,246                5,553
  Andrew J. Gilbert                  54,246                5,553
  D. Gilbert Couser                  54,246                5,553
  Thomas E. Smith                    54,246                5,553
  Keith H. Carlisle                  54,246                5,553

Eligible additional votes totaling 26,834 were not received at the time of the annual meeting and are not included as either votes in favor or opposed.
Additionally, these 26,834 eligible additional votes may be considered abstentions and were not included for purposes of determining a quorum at the annual meeting.

The following is a list of directors whose terms as Directors continued after the Annual Meeting:

     Ralph H. Heffner               - Chairman of the Board and Director
     Robert L. Marshman             - Vice Chairman of the Board and Director
     Keith H. Carlisle              - Director
     Vyron M. Chapman               - Director
     D. Gilbert Couser              - Director
     Andrew J. Gilbert              - Director
     Peter D. Hanks                 - Director
     Frederick A. Hough             - Director
     Samuel F. Minor                - Director
     Donald E. Pease                - Director
     Carl D. Smith                  - Director
     Thomas E. Smith                - Director
     Gary K. Van Slyke              - Director
     Joel L. Wenger                 - Director
     Edwin C. Whitehead             - Director
     Christian F. Wolff, Jr.        - Director
     William W. Young               - Director


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
There were two reports on Form 8-K required to be filed during the second quarter ended December 31, 1995.

The first report was filed on December 18, 1995, announcing the sale of H. P. Hood Inc. to Catamount Dairy Holdings Limited Partnership.

The second report filed on December 22, 1995, included the pro forma financial information associated with the sale of H. P. Hood Inc. to Catamount Dairy Holdings Limited Partnership.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     AGWAY INC.
                                      ----------------------------------------
                                                   (Registrant)





Date          February 5, 1996                /s/ PETER J. O'NEILL
         --------------------------   ----------------------------------------
                                                 Peter J. O'Neill
                                              Senior Vice President,
                                               Finance & Control,
                                            Treasurer and Controller
                                        (Principal Financial Officer and
                                           Chief Accounting Officer)