Form 10-Q
period 1996-03-31
AGWAY INC
filed 1996-05-06
CIK 2852

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549
                                    FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---   ACT OF 1934
For the quarterly period ended March 31, 1996
                               --------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
EXCHANGE ACT OF 1934
For the transition period from                          to
                               -----------------------     -------------------

Commission file number 2-22791
                       -------


                                   AGWAY INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                           15-0277720
- --------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


333 Butternut Drive, DeWitt, New York                                     13214
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                  315-449-6431
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X No
    ---  ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                               Outstanding at April 26, 1996
- --------------------------------------            ------------------------------
Membership Common Stock, $25 par value                     107,749 shares
  per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX



                                                                                                           PAGE NO.
                                                                                                           --------
PART I.    FINANCIAL INFORMATION
- -------    ---------------------

           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 1996 and June 30, 1995........................   3

           Condensed Consolidated Statements of Operations and Retained Margin for the three months
           and nine months ended March 31, 1996 and March 31, 1995.............................................   4

           Condensed Consolidated Cash Flow Statements for the nine months ended March 31, 1996
           and March 31, 1995..................................................................................   5

           Notes to Condensed Consolidated Financial Statements................................................   6

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......   10

PART II.   OTHER INFORMATION
- --------   -----------------

           Item 1.  Legal Proceedings..........................................................................   16

           Item 6.  Exhibits and Reports on Form 8-K...........................................................   16


           SIGNATURES..........................................................................................   17


                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)


                                                                                 March 31,            June 30,
                                                                                  1996                 1995
                                                                               -----------          ----------
                                                                               (Unaudited)          (Restated)
ASSETS
- ------
Current Assets:
     Trade accounts receivable (including notes receivable of
      $11,906 and $33,491, respectively), less allowance for
       doubtful accounts of $10,643 and $9,716, respectively...........      $      155,867       $     209,949
     Leases receivable, less unearned income of $45,284 and
       $41,523 respectively............................................              98,599              96,165
     Uncollected insurance premiums....................................               9,898              10,261
     Advances and other receivables....................................              33,364              21,808
     Inventories
       Raw materials...................................................              19,326              20,609
       Finished goods..................................................             209,966             129,533
       Goods in transit and supplies...................................               7,672               7,516
                                                                             --------------       -------------
       Total inventories...............................................             236,964             157,658
     Prepaid expenses..................................................              46,467              69,292
                                                                             --------------       -------------
         Total current assets..........................................             581,159             565,133

Marketable securities available for sale...............................              34,051              34,752
Other security investments.............................................              42,787              37,981
Properties and equipment, net..........................................             236,191             248,753
Long-term leases receivable, less unearned income of
  $70,229 and $68,799 respectively.....................................             251,259             236,522
Other assets...........................................................              91,428              85,876
Net assets of discontinued operations..................................                                  15,734
                                                                             --------------       -------------
         Total assets..................................................      $    1,236,875       $   1,224,751
                                                                             ==============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
     Notes payable.....................................................      $       81,800       $      70,300
     Current installments of long-term debt and subordinated debt......              85,118              84,620
     Accounts payable..................................................             112,031             116,777
     Unearned insurance premiums.......................................              16,691              17,023
     Other current liabilities.........................................             142,251             122,087
                                                                             --------------       -------------
         Total current liabilities.....................................             437,891             410,807

Long-term debt.........................................................             192,512             219,986
Subordinated debt......................................................             393,666             362,768
Other liabilities......................................................              57,989              58,825
Commitments and contingencies..........................................
Preferred stock, net...................................................              59,408              65,635
Common stock, net......................................................               2,699               2,728
Paid-in capital........................................................                                   1,470
Retained margin........................................................              92,710             102,532
                                                                             --------------       -------------
         Total liabilities and shareholders' equity....................      $    1,236,875       $   1,224,751
                                                                             ==============       =============






    See accompanying notes to condensed consolidated financial statements.


                    PART I. FINANCIAL INFORMATION (continued)
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED MARGIN
                                   (Unaudited)
                             (Thousands of Dollars)


                                                Three Months Ended                   Nine Months Ended
                                                     March 31,                            March 31,
                                          -------------------------------       -----------------------------
                                            1996                1995                 1996          1995
                                          -------------     -------------       -------------   ------------
                                                             (Restated)                          (Restated)
Net sales and revenues from:
Product sales ..........................  $     406,421     $     353,693     $   1,053,539   $  1,024,423
     Leasing operations.................         11,642            10,329            34,688         29,577
     Insurance operations...............          6,123             6,571            18,982         19,932
     Service revenues...................          2,941             3,958             9,907         12,652
                                          -------------     -------------     -------------   ------------
         Total net sales and revenues...        427,127           374,551         1,117,116      1,086,584

Cost and expenses from:
     Products and plant operations......        371,042           321,764           983,026        956,858
     Leasing operations.................          4,387             4,027            14,803         12,834
     Insurance operations...............          4,943             3,967            17,754         12,340
     Selling, general and...............
       administrative activities........         35,502            39,697           102,198        115,204
                                          -------------     -------------     -------------   ------------
         Total costs and expenses.......        415,874           369,455         1,117,781      1,097,236
Operating margin (loss).................         11,253             5,096              (665)       (10,652)
Interest expense, net...................         (8,454)           (8,215)          (22,913)       (22,153)
Other income, net.......................         11,491             5,510            19,376          8,412
                                          -------------     -------------     -------------   ------------
Margin (loss) from continuing operations
     before income taxes ...............         14,290             2,391            (4,202)       (24,393)
Income tax expense (benefit)............          8,264             2,131             5,161         (6,925)
                                          -------------     -------------     -------------   ------------
Margin (loss) from continuing operations          6,026               260            (9,363)       (17,468)

Discontinued operations:

     Gain (loss) on disposal of Hood,
     net of tax expense (benefit) of
     $(850), $1,624 and $(14,111),
     respectively.......................                           (1,605)            2,017         (8,549)
     Gain on disposal of Curtice Burns,
     net of tax expense of $19,700......                                                             4,430
                                          -------------     -------------     -------------   ------------
         Margin (loss) from discontinued
             operations.................                           (1,605)            2,017         (4,119)
                                          -------------     -------------     -------------   ------------
Net margin (loss).......................  $       6,026     $      (1,345)    $      (7,346)  $    (21,587)

Retained Margin:
     Balance at beginning of period.....         87,769           100,807           102,532        123,346
     Dividends..........................                                             (2,172)        (2,374)
     Adjustment to unrealized gains
         (losses) on available-for-sale
         securities, net of tax.........         (1,085)              135              (304)           212
                                          -------------     -------------     -------------   ------------
Balance at end of period................  $      92,710     $      99,597     $      92,710   $     99,597
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                     Nine Months Ended
                                                                                          March 31,
                                                                                 ---------------------------
                                                                                    1996            1995
                                                                                 ------------   ------------
                                                                                                 (Restated)
Net cash flows (used in) provided by operating activities..............          $     (8,346)  $      1,622

Cash flows (used in) provided by investing activities:
     Purchases of property, plant and equipment........................               (14,683)       (24,312)
     Proceeds from disposal of businesses..............................                26,276
     Proceeds from disposal of property, plant and equipment...........                 2,594          5,305
     Leases originated.................................................              (114,399)      (119,640)
     Leases repaid.....................................................                92,484         77,741
     Proceeds from sale of marketable securities.......................                 6,505          1,023
     Purchases of marketable securities................................                (6,108)        (2,218)
     Net purchase of investments in related cooperatives...............                (4,806)        (1,832)
     Proceeds from sale of discontinued operations.....................                15,900         55,786
     Net changes in net assets of discontinued operations..............                               16,912
                                                                                 ------------   ------------

Net cash flows provided by investing activities........................                 3,763          8,765


Cash flows (used in) provided by financing activities:
     Net change in short-term borrowings...............................                11,500         11,700
     Proceeds from long-term debt......................................                23,637         44,640
     Repayment of long-term debt.......................................               (29,364)       (51,825)
     Proceeds from sale of subordinated debt...........................                72,190         60,933
     Maturity and redemption of subordinated debt......................               (61,259)       (64,819)
     Redemption of stock...............................................                (6,256)        (4,853)
     Cash dividends paid...............................................                (4,582)        (4,963)
     Other.............................................................                (1,283)        (1,200)
                                                                                 ------------   ------------

Net cash flows provided by (used in) financing activities..............                 4,583        (10,387)
                                                                                 ------------   ------------


Net decrease in cash and equivalents...................................                     0              0
Cash and equivalents at beginning of period............................                     0              0
                                                                                 ------------   ------------


Cash and equivalents at end of period..................................          $          0   $          0
                                                                                 ============   ============











     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)

1.   BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996 due, among other reasons, to the sale of
     H. P. Hood Inc. ("Hood") and to the seasonal nature of certain major segments of the Company's business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1995.

     The financial statements of Agway Inc. and Agway Financial Corporation have been restated to reflect Hood, which was previously consolidated in continuing operations, as a discontinued operation. Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

2.   AGWAY FINANCIAL CORPORATION
     ---------------------------
     Agway Financial Corporation (AFC) is a wholly owned subsidiary of the Company whose principal business activity is securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for the Company and AFC's sole wholly owned subsidiary, Agway Holdings Inc.
     (AHI), and AHI's subsidiaries, for general corporate purposes. The payment of principal and interest on this debt is absolutely and unconditionally guaranteed by the Company. In an exemptive relief granted pursuant to a "no action letter" issued by the staff of the Securities and Exchange Commission, AFC, as a separate company, is not required to file periodic reports with respect to these debt securities. However, as required by the 1934 Act, the summarized financial information concerning AFC and Consolidated Subsidiaries is as follows:

                                                Three Months Ended                  Nine Months Ended
                                                     March 31,                         March 31,
                                          -------------------------------    -------------------------------
                                               1996             1995              1996              1995
                                          -------------     -------------    -------------     -------------
                                                              (Restated)                         (Restated)
     Net sales and revenues.............  $     304,684     $     272,684    $     791,545     $     791,078
     Operating margin...................         18,711            15,192           20,645            19,319
     Margin (loss) from continuing
         operations.....................          2,386               719           (9,990)           (7,611)
     Net margin (loss)..................          2,386              (886)          (7,973)          (11,729)

                                                               March 31,         June 30,
                                                                1996              1995
                                                            -------------    -------------
                                                                               (Restated)
     Current assets....................................     $     569,806    $     544,665
     Properties and equipment, net.....................           165,629          169,368
     Noncurrent assets.................................           338,425          321,152
     Net assets of discontinued operations.............                             15,734
                                                            -------------    -------------
     Total assets......................................     $   1,073,860    $   1,050,919
                                                            =============    =============

     Current liabilities...............................     $     271,773    $     240,975
     Long-term debt....................................           187,506          217,425
     Subordinated debt.................................           393,666          362,768
     Noncurrent liabilities............................            14,506            8,855
     Shareholder's equity..............................           206,409          220,896
                                                            --------------   -------------
     Total liabilities and
         shareholder's equity..........................     $   1,073,860    $   1,050,919
                                                            =============    =============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)

3.   BORROWING ARRANGEMENTS
     ----------------------
     As of March 31, 1996, the Company had certain facilities available with various banking institutions whereby lenders have agreed to provide funds up to $254,000 to separately financed units of the Company as follows: AFC
     - $50,000 and Telmark - $204,000. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a letter of credit. AFC reduced its short-term debt facilities $25,000 ($15,000 lines of credit and $10,000 commercial paper) since June 30, 1995 because of reduced needs, primarily the result of debt paydowns from cash generated on lines of business sold. The availability of credit to Telmark increased $55,000 since June 30, 1995 which will assist in financing new business and support incremental repayments on debt.

     The $50,000 line of credit available to AFC and its ability to issue $50,000 of commercial paper require collateralization using certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). Amounts which can be drawn under the AFC short-term agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained margins. During the third quarter, the Company extended the AFC short-term facilities through December 1996. The amounts outstanding as of March 31, 1996 under AFC's $50,000 line of credit and $50,000 commercial paper were $25,800 and $50,000, respectively. The Company has ongoing discussions with its lenders and expects to continue to have appropriate and adequate financing to meet its ongoing needs.

     Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. The current uncommitted short-term line of credit agreement permits Telmark to borrow up to $4,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $200,000 unsecured revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of March 31, 1996 under the short-term line of credit and the revolving term loan facility was $0 and $112,000, respectively.

     Telmark renews its lines of credit annually. The $4,000 line of credit has been renewed through December 1996. The $200,000 revolving term loan facility is available through February 1, 1997. The Company believes Telmark has sufficient lines of credit in place to meet interim funding needs.

     Annually, the Company offers subordinated debentures and subordinated money market certificates to the public with maturities and interest rates that vary.

     Long-term and subordinated debt outstanding amounted to:

                                        Agway & AFC                    Telmark                       Total
                               ----------------------------  ---------------------------  --------------------------
                                    3/96           6/95           3/96           6/95         3/96           6/95
                               -------------   ------------  -------------   -----------  ------------  ------------
     Long-term debt..........  $      15,458   $     22,843  $     245,844   $   245,467  $    261,302  $    268,310
     Currently payable.......          5,168         13,702         63,622        34,622        68,790        48,324
                               -------------   ------------  -------------   -----------  ------------  ------------
     Net long-term debt......  $      10,290   $      9,141  $     182,222   $   210,845  $    192,512  $    219,986
                               =============   ============  =============   ===========  ============  ============

     Subordinated debt.......  $     390,327   $    390,890  $      19,667   $     8,174  $    409,994  $    399,064
     Currently payable.......         16,328         36,296                                     16,328        36,296
                               -------------   ------------  -------------   -----------  ------------  ------------
     Net subordinated debt...  $     373,999   $    354,594  $      19,667   $     8,174  $    393,666  $    362,768
                               =============   ============  =============   ===========  ============  ============

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

     Contingent Tax Adjustment
     In April 1996, the Internal Revenue Service (IRS) indicated to the Company that for the years 1991-1994 the IRS contends that the Energy Group's use of independently owned and operated contract haulers does not qualify for independent contractor reporting status. There is a reasonable possibility that the IRS will propose a tax adjustment. The Company disagrees with the examiner's interpretation and will challenge any proposed adjustment. It is the Company's opinion that the contract haulers are properly reported as independent contractors. In the event that the IRS does propose a tax adjustment and the Company is unsuccessful in its challenge, the resulting amount and effect of such adjustment on the financial statements could be material but cannot be estimated at this time.

     Other
     The Company is also subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these other matters may be resolved unfavorably to the Company. The Company has established accruals for other matters for which payment is probable and amounts reasonably estimable. Management believes any liability that may ultimately result from the resolution of these other matters in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of the Company.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


5.   RESTRUCTURING RESERVES
     ----------------------
     In June 1992, the Company established a $75,000 reserve for the estimated net cost to complete a significant restructuring of the Company. Periodically, management has reviewed its original estimates and has made revisions due to changes in circumstances. At June 30, 1995, $6,200 of the original reserve remained for incremental environmental costs ($3,600), which are remediation costs identified during the process of asset sales that primarily relate to real estate assets retained on energy business sold, and other net costs ($2,600), which include shutdown costs in connection with the closing and sale of remaining locations. During the nine months ended March 31, 1996, the Company incurred an additional $1,500 of net costs against this reserve and had no changes in the remaining estimated reserve levels. The $4,700 reserve remaining at March 31, 1996 includes $3,500 for environmental costs and $1,200 for other net costs. The Company anticipates that the environmental costs will be incurred over the next three years, while the efforts associated with the other net costs will be completed by the end of fiscal 1996.

6.   INCOME TAXES
     ------------
     The income tax expense from continuing operations and the resulting effective tax rate for the three- and nine-month periods ended March 31, 1996 vary significantly from the anticipated statutory rates. The difference between the expected tax expense (benefit) on current period margins (losses) and the actual amount recorded in the current year is primarily the result of certain patronage losses not being given current tax benefit.

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

                                                                Results by Operating Segment
                                                                ----------------------------
                                           Three Months Ended                    Nine Months Ended
                                 -------------------------------------   ---------------------------------------
                                                           $ Increase                              $ Increase
                                   3/31/96      3/31/95     (Decrease)     3/31/96      3/31/95     (Decrease)
                                 ----------   ----------   -----------   -----------   -----------  -------------

Net Sales and Revenues
- ----------------------
Agriculture & Consumer.......    $  216,630   $  197,817   $    18,813   $   630,493   $   629,038   $       1,455
Energy.......................       191,603      157,876        33,727       429,282       403,110          26,172
Financial Services...........        18,527       18,278           249        55,809        52,958           2,851
Corporate....................           367          580          (213)        1,532         1,478              54
                                 ----------   ----------   -----------   -----------   -----------   -------------
                                 $  427,127   $  374,551   $    52,576   $ 1,117,116   $ 1,086,584   $      30,532
                                 ==========   ==========   ===========   ===========   ===========   =============

Margin (Loss) from Continuing
- -----------------------------
 Operations before Income Taxes
 ------------------------------
Agriculture & Consumer.......    $   (1,130)  $  (12,421)  $    11,291   $   (12,750)  $  (33,856)   $      21,106
Energy.......................        19,322       17,649         1,673        19,012       17,827            1,185
Financial Services...........         2,078        3,469        (1,391)        3,784        8,339           (4,555)
Corporate....................         2,474        1,909           565         8,665        5,450            3,215
                                 ----------   ----------   -----------   -----------   ----------    -------------
Operating margin (loss) and
  other income (expense), net        22,744       10,606        12,138        18,711       (2,240)          20,951
Interest (expense), net......        (8,454)      (8,215)         (239)      (22,913)     (22,153)            (760)
                                 ----------   ----------   -----------   -----------   ----------    -------------
                                 $   14,290   $    2,391   $    11,899   $    (4,202)  $  (24,393)   $      20,191
                                 ==========   ==========   ===========   ===========   ==========    =============

Numbers in the following narrative have been rounded to the nearest hundred thousand.

Consolidated Results
- --------------------
The sales increase of $30,500 for the nine months ended March 31, 1996 (a 3% increase over the prior nine-month period) was the result of (1) higher sales prices charged by AAP for feed and fertilizer products and by Energy for heating oil and propane products due to an increase in the cost of these products; (2) volume increases in CPG, particularly in human edible sunflower seeds, bird food and flour; in Energy heating oil and propane due to colder weather than in the prior year; and in ARS, particularly in winter consumable products and bird food.

These sales increases were offset by planned decreases resulting from (1) the sale of the Dairy Route and Installation & Service businesses by AAP in the fourth quarter of fiscal 1995; (2) the change in product mix from high dollar volume, low gross margin power equipment to lower unit value, higher gross margin consumer products which affected both AAP and ARS; (3) the sale of Pro-Lawn Products (professional turf business), Sacramento Valley Milling (a bean seed company) and Agway's laboratory animal diet business (selling the PROLAB and ISOPRO labels) by CPG in the third quarter of fiscal 1996; (4) the reduction of power fuel facilities in the Energy segment for locations determined not to be cost beneficial to upgrade; and (5) a reduction of Energy sales to high volume, low margin commercial accounts. Sales were also adversely affected in the first quarter by the summer drought conditions which reduced sales of fertilizer, lime, and yard and garden equipment and supplies, as well as crop and farm store supplies.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Consolidated Results (continued)
- --------------------------------
The $20,200 (83%) improvement in pre-tax loss from continuing operations for the nine-month period ended March 31, 1996, as compared to the same period in the prior year, was primarily the result of reductions in selling and administration expenses in AAP and ARS; increased patronage refund on fertilizer purchases and commodity trading gains in feed contracts in AAP; an increase in gross margin percent on ARS sales; an increase in gross margin dollars on increased CPG sales volume; increased margin from Telmark due to the increase of its net investment in leases; a $1,400 second quarter gain on the sale of an investment; a $4,000 third quarter gain on the sale of the Pro-Lawn Products, Sacramento Valley
Milling and laboratory animal diet lines of business of CPG; and the non-reoccurrence of severance and reengineering costs incurred in the prior year. These improvements were partially offset by significant adverse claim experience for Insurance operations in the second and third quarters.

Agriculture & Consumer
- ----------------------
Agriculture & Consumer consists of Agway Agricultural Products (AAP), Agriculture & Related Services (ARS) and Country Products Group (CPG). The change from the prior year of net sales and revenues and pre-tax margin (loss) from continuing operations for the three-month and nine-month periods ended March 31, 1996 within the segment was as follows:

                                          Three Months Ended                         Nine Months Ended
                               --------------------------------------    ----------------------------------------
                                                           $ Increase                                 $ Increase
                                  3/31/96        3/31/95    (Decrease)     3/31/96        3/31/95      (Decrease)
                               ------------   -----------  -----------   -----------   -----------    -----------
Net sales and revenues:
  AAP........................  $    112,329   $    88,928   $    23,401   $   313,964   $   293,627    $    20,337
  ARS........................        44,003        46,481        (2,478)      149,403       174,551        (25,148)
  CPG........................        60,298        62,408        (2,110)      167,126       160,860          6,266
                               ------------   -----------   ------------  -----------   -----------    -----------
     Total...................  $    216,630   $   197,817   $    18,813   $   630,493   $   629,038    $     1,455
                               =============  ===========   ============  ===========   ===========    ===========


Pre-tax margin (loss) from
  continuing operations:
  AAP........................  $     (3,357)  $    (8,709)  $     5,352   $   (15,205)  $   (27,415)   $    12,210
  ARS........................        (4,624)       (7,022)        2,398        (8,687)      (13,389)         4,702
  CPG........................         6,785         1,966         4,819         7,553           843          6,710
  Eliminations...............            66         1,344        (1,278)        3,589         6,105         (2,516)
                               ------------   -----------   -----------   -----------   -----------    -----------
     Total...................  $     (1,130)  $   (12,421)  $    11,291   $   (12,750)  $   (33,856)   $    21,106
                               ============   ===========   ===========   ===========   ===========    ===========

AAP sales during 1996 increased $20,300 (7%) and $23,400 (26%) over the prior year nine-month and three-month periods ending March 31, respectively. The increases reflect the impact of increased feed and fertilizer product costs, and improved wholesale crop sales, particularly in dry fertilizers. This sales increase has been mitigated by the decision to exit the Dairy Route and Installation & Service (I&S) businesses and reduced sales caused by the summer drought conditions during the first quarter, followed by early and prolonged winter conditions in the Northeast during the second quarter. These mitigating items lowered demand for fertilizer, lime, yard and garden equipment and supplies and crop and farm store supplies.

ARS experienced an aggregate decline of $25,100 (14%) in net sales and revenues during the first nine months of fiscal 1996 as compared to the same period during the prior fiscal year. To improve overall margins, the unit has made product mix changes and has created marketing programs designed to de-emphasize high dollar value/lower margin power equipment sales in favor of more consumer products of smaller per unit value, but with higher turnover rates and margins. Exiting of the Dairy Route and I&S businesses in the fourth quarter of fiscal 1995 has also reduced sales compared to the prior year. In addition, the summer drought and early winter conditions have adversely impacted sales in yard and garden product lines, particularly fertilizers and turf seeds.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Agriculture & Consumer (continued)
- ----------------------------------
The $6,300 (4%) increase in net sales and revenues of CPG over the first nine months of fiscal 1996 is mainly the result of increased sales of sunflower seeds, both in use for human consumption and in the production of bird foods, and growth in the flour operations. Third quarter sales were $2,100 (3%) lower than the same period in the prior year due, in part, to the impact on volume of the sale of the Pro-Lawn Products line of business sold.

Pre-tax loss for AAP and ARS has significantly decreased in the nine-month period {$12,210 (34%) and $4,700 (61%), respectively} and in the three-month period {$5,400 (35%) and $2,400 (45%), respectively} ending March 31, 1996 as compared to the prior year. Substantial improvement has come from management's successful efforts to reduce selling and administrative expenses in the current year. The AAP improvement is additionally due to an increased patronage refund for fertilizer purchases and commodity trading gains in feed contracts. The ARS improvements are after considering declines in gross margin dollars of approximately $4,900 (10%) over the first three quarters that are the result of the increased product cost or volume reductions noted previously.

Pre-tax margin improvement of $6,700 (796%) for the nine months ended March 31, 1996 compared to the corresponding period in the prior year for CPG is due primarily to gross margin gains realized from increased sales volume in sunflower seeds and growth in the flour operations and from the $4,000 gain on the sale of Pro-Lawn Products, laboratory animal diet and Sacramento Valley Milling lines of business. Margin gains from Turf operations realized in the first six months of fiscal 1996 declined in the third quarter with the sale of the Pro-Lawn Products business noted previously.

Energy
- ------
For the nine-month period ended March 31, 1996, net sales and revenues increased $26,200 (6%) over the same period in the prior year. Overall, nine-month unit volume increased 2% over the prior year. Third quarter weather-related sales volume increases and price increases (in response to a rise in cost of product) were partially offset by the impact of (1) ongoing efforts to close down certain company-owned retail keytrol/cardtrol sites and bulk customer sites determined not to be cost beneficial for upgrade to comply with storage tank regulation requirements; (2) a regional oversupply of fuel oil from the prior year's warm winter in Energy's marketplace which was sold in the summer and fall seasons by competitors as commercial and retail diesel fuel at bargain prices which reduced Energy's volume of diesel fuel sold; and (3) a decision to redirect commercial diesel fuel sales away from high volume/low margin transport deliveries toward higher margin/low volume tankwagon sales.

Third quarter net sales and revenues increased $33,700 (21%) over the prior year three-month period due to (1) colder temperatures than in the prior year which elevated residential heating oil and propane sales; and (2) an increase in average selling prices in response to the increase in cost of product. The third quarter was 6% colder than the third quarter of the prior year and 1% colder than the five-year average for the three-month period. This increase resulted in a unit volume increase of 12% over the third quarter of the prior year.

Pre-tax margin for Energy improved $1,200 (7%) and $1,700 (9%) for the nine-month period and during the third quarter ended March 31, 1996, respectively, as compared to the prior year periods, primarily due to the increased unit volume. Margin improvements realized, particularly in the retail propane and fuel oil products and as the result of reduced selling and distribution expenses, were partially offset by higher product costs during the third quarter as the result of a volatile market price of fuel oil which could not be fully recovered through increased selling price to customers, and lower gross margins in power fuels due to volatile product costs as well as product mix, competitive pricing and higher administrative costs.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Financial Services
- ------------------
For segment reporting purposes, Financial Services consists of Telmark Inc. ("Telmark"), Agway Insurance Company ("Insurance") and Agway General Agency, Inc. ("General Agency"). The change from the prior year of net sales and revenues and pre-tax margin (loss) from continuing operations for the three-month and nine-month periods ended March 31, 1996 within the segment was as follows:

                                            Three Months Ended                    Nine Months Ended
                               -------------------------------------   -------------------------------------------
                                                          $ Increase                                   $ Increase
                                  3/31/96      3/31/95    (Decrease)      3/31/96        3/31/95       (Decrease)
                               -----------   -----------  ----------   ------------   ------------   -------------
Net sales and revenues:
  Telmark....................  $    12,052   $    10,729  $    1,323   $     35,746   $     30,577   $       5,169
  Insurance..................        6,123         6,571        (448)        18,982         19,932            (950)
  General Agency.............          352           978        (626)         1,081          2,449          (1,368)
                               -----------   -----------  ----------   ------------   ------------   -------------
       Total.................  $    18,527   $    18,278  $      249   $     55,809   $     52,958   $       2,851
                               ===========   ===========  ==========   ============   ============   =============

Pre-tax margin (loss) from
  continuing operations:
  Telmark....................  $     3,235   $     2,950  $      285   $      8,588   $      6,797   $       1,791
   Insurance.................       (1,176)          359      (1,535)        (4,961)         1,011          (5,972)
   General Agency and
     Eliminations............           19           160        (141)           157            531            (374)
                               -----------   -----------  ----------   ------------   ------------   -------------
       Total.................  $     2,078   $     3,469  $   (1,391)  $      3,784   $      8,339   $      (4,555)
                               ===========   ===========  ==========   ============   ============   =============

Telmark continued to experience growth as its net investment in leases increased $21,100 (6%) and $8,500 (2%) during the nine-month period and for the third quarter, respectively, to $369,600 as of March 31, 1996 as compared to the comparable periods during the prior fiscal year. The increase in Telmark's nine-month and third quarter revenues of $5,200 (17%) and $1,300 (12%), as compared to the same periods last year, is primarily due to the higher level of net investment as well as having higher interest rates charged on new leases. The Insurance Company has experienced a decline in direct written premiums due to competitive price conditions for personal lines business.

Pre-tax operating margin (loss) for Financial Services deteriorated $4,600 (55%) for the first nine months and $1,400 (40%) in the third quarter of 1996 as compared to the prior year. Telmark's pre-tax operating margin increase reflects the positive impact of net investment growth in leases with relatively higher interest rates. This increase was offset somewhat by an increase in interest expense of approximately $2,000 and $400 for the first nine months and in the third quarter of 1996, respectively, as compared to the corresponding period in the prior year, due to higher average levels of interest bearing debt and from higher interest rates on new and replacement debt. The pre-tax operating margin of Insurance for the nine months ended March 31, 1996 declined $6,000 as compared to the prior year, which reflected the negative impact by unusually large farmowner and auto liability casualty losses and loss development experienced in the second quarter of fiscal 1996 from severe weather conditions. During the third quarter, Insurance experienced a $1,535 decrease in pre-tax margin as compared to the corresponding period in the prior year, which was primarily due to increased property and casualty loss claim activity over the prior year as a result of blizzard conditions in the Northeast.

Corporate
- ---------
Net sales and revenues in the nine-month period and for the third quarter ended March 31, 1996 remained relatively constant as compared to comparable periods last year and represent miscellaneous external revenues and the elimination of sales and revenues between operating segments.

Pre-tax operating margins in the nine-month and three-month periods ended March 31, 1996 showed improvement of $3,200 and $600, respectively, as compared to the same periods in the prior year. Prior year operating margin included reengineering costs totaling $4,065 and $2,420 in the nine-month and three-month periods. These costs were not incurred in the current year. Additionally, in the second quarter of fiscal 1996, Corporate recorded a $1,400 gain on the sale of an investment.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Cash flows from operating activities for the nine months ended March 31, 1996 decreased approximately $10,000 as compared to the first nine months of the prior year primarily due to less cash provided from working capital. The Company's inventory levels at March 31, 1996 are below that of the prior year. However, low levels of inventory at June 30, 1995 and higher cost of product in fiscal 1996 resulted in a $30,000 greater build-up of dollars invested in inventories in the first nine months of fiscal 1996 than in the prior year. Additionally, receivable balances at the beginning of the current fiscal year were also substantially lower than the prior year due to improved collection and follow-up efforts last year. This resulted in a smaller decline of receivable balances through the first nine months, approximately $60,000 less, than for the same period last year. The use of cash from inventory and receivable changes was offset by cash provided from an approximately $50,000 change over the prior year nine-month period of payables. The change in payables is the result of both the higher cost of products acquired and agreed upon terms with vendors. Net cash provided by investing activities for the nine months was approximately $3,800 as compared to approximately $8,800 for the same period last year. This decline was primarily due to the cash proceeds from the sale of Curtice Burns in the prior year exceeding the proceeds in the current year on the sale of H. P. Hood plus proceeds on the Country Product Group businesses sold. The net cash flows provided by financing activities for the nine months were approximately $4,600 as compared to net cash used of approximately $10,400 for the same period in the prior year. The majority of the change from financing activities was the result of lower repayments of long-term debt offset by an increase in subordinated debt for the first nine months as compared to the same period in the prior year. Net repayments of long-term debt declined approximately $22,500 while the change in subordinated debt, net of redemptions, increased $14,800 as compared to the nine months ended March 31, 1995.

The Company finances its operations and the operations of all its continuing businesses and subsidiaries, except Telmark and Agway Insurance Company, through Agway Financial Corporation (AFC). External sources of short-term financing for the Company and all its other continuing operations include revolving credit lines, letters of credit, and commercial paper programs. Telmark and Agway Insurance Company finance themselves through operations or direct borrowing arrangements. Each is financed with a combination of short- and long-term credit facilities. In addition, Telmark has occasionally sold blocks of its lease portfolio. Sources of longer-term financing include the following as of March 31, 1996:

   Source of debt                                             Agway & AFC          Telmark          Total
   --------------                                             -----------       -------------    ----------
   Banks - due 5/96 - 8/99 with interest
     from 6.0% - 8.5%                                                           $     106,000    $  106,000
   Insurance companies - due 5/96 - 11/00
     with interest from 5.7% - 9.2%                                                   139,844       139,844
   Capital leases & other - due 1996-2007
     with interest from 6% - 12%                                   15,458                            15,458
                                                              -----------       -------------    ----------
       Long-term debt                                              15,458             245,844       261,302
   Subordinated debt - due 10/96 - 10/08
     with interest from 4.5% - 9.5%                               390,327              19,667       409,994
                                                              -----------       -------------    ----------
       Total debt                                             $   405,785       $     265,511    $  671,296
                                                              ===========       =============    ==========

As of March 31, 1996, the Company had certain facilities available with various banking institutions whereby lenders have agreed to provide funds up to $254,000 to separately financed units of the Company as follows: AFC - $50,000 and Telmark - $204,000. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a letter of credit. AFC reduced its short-term debt facilities $25,000 ($15,000 lines of credit and $10,000 commercial paper) since June 30, 1995 because of reduced needs, primarily the result of debt paydowns from cash generated on lines of business sold. The availability of credit to Telmark increased $55,000 since June 30, 1995 which will assist in financing new business and support incremental repayments on debt.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (continued)
- -------------------------------------------
The $50,000 line of credit available to AFC and its ability to issue $50,000 of commercial paper require collateralization using certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). Amounts which can be drawn under the AFC short-term agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained margins. During the third quarter, the Company extended the AFC short-term facilities through December 1996. The amounts outstanding as of March 31, 1996 under AFC's $50,000 line of credit and $50,000 commercial paper were $25,800 and $50,000, respectively. The Company has ongoing discussions with its lenders and expects to continue to have appropriate and adequate financing to meet its ongoing needs.

Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. The current uncommitted short-term line of credit agreement permits Telmark to borrow up to $4,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $200,000 unsecured revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of March 31, 1996 under the short-term line of credit and the revolving term loan facility was $0 and $112,000, respectively.

Telmark renews its lines of credit annually. The $4,000 line of credit has been renewed through December 1996. The $200,000 revolving term loan facility is available through February 1, 1997. The Company believes Telmark has sufficient lines of credit in place to meet interim funding needs.

Annually, the Company offers subordinated debentures and subordinated money market certificates to the public with maturities and interest rates that vary.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 1.  Legal Proceedings
- --------------------------
In December 1985, it was asserted by the Massachusetts Department of Environmental Protection (MDEP) that certain real property located in West Concord, Massachusetts previously owned by Agway is contaminated and that Agway and the current owner of the property are responsible for the cost of investigating and cleaning up environmental contamination at the property. In September 1993, Agway entered into an Administrative Consent Order with the MDEP pursuant to which Agway performed a phase II comprehensive site assessment. In March 1995, Agway and the current owner entered into a settlement agreement whereby Agway agreed, at Agway's expense, to complete any additional assessment, containment, removal or remediation actions at the property. The current owner agreed to cooperate with Agway in achieving a permanent solution satisfactory to the MDEP and in compliance with the MDEP's requirements. Agway prepared a risk assessment scope of work which has been approved by the MDEP. The MDEP also recently approved reclassification of the site. Agway plans to complete its risk assessment for the site during the spring and summer of 1996. The Company currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

In August 1995, the Environmental Protection Agency (EPA) notified Agway that the EPA has reason to believe that Agway is a potentially responsible party
(PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at the Tri-Cities Barrel Site, Port Crane, New York. The EPA requested that Agway and other PRPs participate in the ongoing Remedial Investigation/Feasibility Study (RI/FS) for the Tri-Cities Barrel Site. Agway believes that its involvement at the Tri-Cities Barrel Site is minimal. Agway has had further discussions with other PRPs who have been participating in the ongoing RI/FS and decided to participate at this time.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
There were no reports on Form 8-K required to be filed during the third quarter ended March 31, 1996.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        AGWAY INC.
                                           -------------------------------------
                                                       (Registrant)





Date          May 6, 1996                         /s/ PETER J. O'NEILL
         ------------------------       ----------------------------------------
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