Form 10-K405
period 1996-06-30
AGWAY INC
filed 1996-09-09
CIK 2852

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---   ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996
                                          OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from      to
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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 315-449-6436

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
                                         Yes    No

      INDICATE BY CHECK MARK IF  DISCLOSURE  OF  DELINQUENT  FILERS  PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.    X
                               ---
      STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF AUGUST 30, 1996.

               Membership Common Stock, $25 Par Value - $2,677,900

      INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS                                  OUTSTANDING AT AUGUST 30, 1996
           -----                                  ------------------------------
Membership Common Stock, $25 Par Value                     107,116 Shares

     PAGE 1 OF 159. EXHIBIT INDEX APPEARS ON SEQUENTIALLY NUMBERED PAGE 60.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                         FORM 10-K ANNUAL REPORT - 1996
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                              CROSS REFERENCE SHEET

                                                                                                               Page

                                                  PART I

Items 1 & 2.     Business and Properties
                     General...................................................................................   3
                     Agriculture...............................................................................   5
                     Retail....................................................................................   6
                     Energy....................................................................................   7
                     Leasing...................................................................................   7
                     Insurance.................................................................................   7
                     Discontinued Operations...................................................................   8
                     Competition...............................................................................   8
                     Human Resources...........................................................................   9
                     Regulation................................................................................  10
                     Administrative............................................................................  10
                     Stockholder Membership and Control of Agway...............................................  10
                     Patronage Refunds.........................................................................  12
                     Retained Margin...........................................................................  12
Item 3.          Legal Proceedings.............................................................................  13
Item 4.          Submission of Matters to a Vote of Security Holders...........................................  13

                                                  PART II

Item 5.          Market for the Registrant's Common Equity and Related Stockholder Matters.....................  14
Item 6.          Selected Financial Data.......................................................................  14
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.........  15
Item 8.          Financial Statements and Supplementary Data...................................................  24
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........  24

                                                  PART III

Item 10.         Directors and Executive Officers of the Registrant............................................  55
Item 11.         Executive Compensation........................................................................  57
Item 12.         Security Ownership of Certain Beneficial Owners and Management................................  59
Item 13.         Certain Relationships and Related Transactions................................................  59

                                                  PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................  60

                 Signatures....................................................................................  69



                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)
GENERAL

      Agway Inc. (the "Company" or "Agway"), incorporated under the Delaware General Corporation Law in 1964 and headquartered in DeWitt, New York, functions as an agricultural cooperative directly engaged in manufacturing, processing, distribution and marketing of products and services for its farmer-members and other customers, primarily in the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, and Vermont. The Company, through certain of its subsidiaries, is involved in retail and wholesale sales of farm supplies, yard and garden products, pet food and pet supplies; the distribution of petroleum products; repackaging and marketing of vegetables; manufacturing of pet foods; processing and marketing sunflower seeds; the underwriting and sale of certain types of property and casualty insurance; the sale of health insurance; and lease financing. Refer to the organizational structure of Agway as of June 30, 1996, on page 4.

      Operating on a cooperative basis, the Company is eligible to pay patronage refunds to its members and contract patrons. For income tax purposes, Agway is subject to corporate income tax at applicable tax rates on all taxable income remaining after deductions for patronage refunds, if or when paid.

      Agway Financial Corporation (AFC), a wholly owned subsidiary of the Company, is a Delaware corporation incorporated in 1986 with principal executive offices located in Wilmington, Delaware. AFC's principal business activities consist of securing financing through bank borrowings and issuance of corporate debt instruments to provide funds to the Company and AFC's sole wholly owned subsidiary, Agway Holdings, Inc. (AHI), and AHI's subsidiaries, for general corporate purposes. The payment of principal and interest on this debt is absolutely and unconditionally guaranteed by Agway.

      In an exemptive relief granted pursuant to a "no action letter" issued by the staff of the Securities and Exchange Commission, AFC, as a separate company, is not required to file periodic reports with respect to these debt securities but does report summarized AFC financial information in the Company's financial statement footnotes.

      In 1995, the Company was reorganized through a process of decentralizing its management and operations. This was done to further enhance customer service in the Agriculture and Retail businesses, to address cost increases that occurred in those units during the prior two years, and to initiate and implement further cost reductions for the Company. Certain functions and costs previously centrally managed as part of corporate administration were assumed by the individual business units. In the Agriculture and Retail businesses, a new, more decentralized business structure was formulated. The Agriculture business is now comprised of seven geographically based enterprise units under Agway Agricultural Products (AAP) and engages in the manufacturing, processing, and marketing of various animal feeds, crop inputs, fertilizers and farm supplies to Agway's customer base, primarily in the core northeastern markets. The Country Products Group (CPG), which principally processes and markets vegetables, processes, sells and distributes sunflower seeds and manufactures pet foods through a number of business units, is included in the Agriculture business. The Retail business, which is shown as a separate segment in 1996, is comprised of Agway Retail Services (ARS), which is responsible for Agway retail store locations; provides the wholesale supply of certain products to Agway franchised representatives, retail stores and other businesses; and provides technical and administrative support for AAP.

      In 1996, the Company continued the process of decentralizing its corporate administration and reassigned the management of additional functions previously performed by corporate departments to its business segments. Also, for disclosure and discussion purposes, the Financial Services segment has been divided into the Leasing and Insurance segments in order to capture these lines of business separately.

(THOUSANDS OF DOLLARS)


              ORGANIZATIONAL STRUCTURE OF AGWAY AS OF JUNE 30, 1996

          NARRATIVE DESCRIPTION OF ORGANIZATIONAL CHART THAT IS OMITTED
          -------------------------------------------------------------

     The organizational structure of Agway Inc. as of June 30, 1996 was as follows:

     Agway Inc is the parent company of this organization. The organization consists of Corporate level legal entities and administration, and five segments including Agriculture, Retail, Energy, Leasing, and Insurance.

     The Corporate administration encompasses the Executive Office, Corporate Finance and Control, Legal and Public Affairs departments of Agway Inc. The Corporate legal entities are Agway Financial Corporation (AFC), a wholly owned subsidiary of Agway Inc. and Agway Holdings Inc. (AHI), a wholly owned subsidiary of AFC.

     Agriculture  consists of Agway  Agricultural  Products  (AAP),  and Country
Products Group (CPG). Agway Inc. agricultural areas include feed and crop operations which are part of AAP and seed operations which are part of CPG. Milford Fertilizer Company, a wholly owned subsidiary of Agway Inc., is also part of AAP. Agway Consumer Products Inc., a wholly owned subsidiary of AHI, includes retail farm locations mananged by AAP(1), produce repackaging, commodity processing and repackaging, pet food manufacturing and bag printing and manufacturing managed by CPG (2), and retail/wholesale operations managed by Agway Retail Services (ARS)(3).

     The Energy segment consists of Agway Petroleum Corporation, a wholly owned subsidiary of AHI. The Leasing segment consists of Telmark, Inc., a wholly owned subsidiary of AHI. The Insurance segment consists of Agway Insurance Company and Agway General Agency, Inc., both wholly owned subsidiaries of AHI.
                                [END NARRATIVE]

(1) Certain retail operations, depending upon location, have a primary focus on farm supply products and also supply yard and garden products, pet food and pet supplies. These are managed in the Agriculture segment.

(2)   These  operations  are  managed  by CPG and are made up of the  following:
      Mid-State Potato Distributors, V. Giufre & Sons, Sam Panebianco & Sons, Churchville Flour, Grandin Sunflower, Apex Bag Co., bean processing, small animal food manufacturing and Maine operations. Merchants Produce Company was operational through December 1995.

(3) Retail operations located in more suburban areas have a primary focus on yard and garden products, pet food and pet supplies but also provide farm supplies, as appropriate, to their market. Wholesale operations support all retail operations, whether Agway owned or franchised, regardless of location. These are managed in the Retail segment.

(THOUSANDS OF DOLLARS)


AGRICULTURE

AGWAY AGRICULTURAL PRODUCTS

      Agway Agricultural Products (AAP) is comprised of seven geographically based enterprise units which provide animal feed, agronomic and farm supply products and services to farmers in their specific geographic markets. Each enterprise unit is responsible for management, operations, sales, billing and customer service. This operational structure allows management accountability and customer services to be in closer proximity to customers while eliminating costs associated with the prior structure.

      ANIMAL FEEDS: AAP operates 16 regional feed mills and 21 grind and mix facilities, principally in New York, Pennsylvania, and Vermont. These operations manufacture livestock and poultry feeds under Company formula and provide grain and ingredient brokerage services. Products are sold primarily through an Agway sales force, which actively calls on farmer-customers and responds to customer calls to any Agway facility. Production capacity is sufficient to meet market needs.

      AGRONOMIC NEEDS: AAP operates 120 agronomic blending plants and storage facilities. These operations manufacture, process, and procure crop-related products to be sold as direct shipments to customers, farmer-dealers, and wholesale accounts. The fertilizer operation in Big Flats, New York, manufactures a wide variety of yard and garden fertilizers sold through AAP and ARS as well as to outside customers. Products sold primarily for farm use include plant nutrients, lime, crop protectants, and various seed products. For certain products, customers are offered extended payment terms and are entitled to return their purchase for either a replacement item or refund in the ordinary course of business. Agronomic operations are seasonal, with the majority of sales and demand on working capital generated in late winter and spring. Production capacity is sufficient to meet market needs.

      FARM SUPPLIES: While all Agway-owned retail stores carry farm supplies, yard and garden products, pet food and pet supplies, 60 locations have a significantly heavier emphasis on farm supplies, due to their geographic location and customer base. These locations are managed by AAP and also coordinate the delivery of feed and crop-related products to farmers in their territory.

      RESEARCH AND APPLIED TECHNOLOGY: The Research and Applied Technology Department, which is managed by AAP, operates the Agway Farm Research Center in Tully, New York, and a Technical Center in Ithaca, New York. The Agway Farm Research Center consists of over 810 acres, facilities with 500 head of dairy cattle, and a unit comprising a laboratory, office space, and conference rooms serving Agway and other cooperatives. The Technical Center has chemical and microbiological assay capability. Approximately 49 employees are engaged in research and product development activities. During the fiscal years ended June 30, 1996, 1995 and 1994, net expenditures of $600, $1,300 and $1,600, respectively, were made on agricultural research activities by the Company as a whole. Research for the crops operations is conducted in conjunction with universities and other suppliers.

(THOUSANDS OF DOLLARS)


COUNTRY PRODUCTS GROUP

      Country Products Group (CPG) operates in five different businesses: produce repack operations, commodity processing and repack operations, pet food manufacturing, bag printing and manufacturing, and forage and turf seed processing. These operations have sufficient capacity to meet their operating requirements. The seed operations are seasonal in nature, with the majority of sales occurring in the spring.

      The produce repack operations operated six distribution facilities during 1996, located in Canastota, Elba, and Chittenango, New York; Tampa, Florida; and two in Plant City, Florida. These produce businesses specialize in the sale of consumer packages of potatoes, onions, and other vegetables to retail outlets. Tablestock and seed potatoes are marketed from Presque Isle, Maine. During 1996, construction of a new produce super center, located at DeWitt, New York, was substantially completed. The business is named G&P Fresh Pac and became operational in August 1996. As a result, the Canastota and Chittenango, New York, facilities will be closed.

      The commodity processing and repack operations purchase certain commodities produced by members and other farmers and conduct repacking and processing operations as well as marketing, sales, and distribution of the end products. Principal commodities processed, sold, and distributed include edible dry beans, human edible sunflower seed, bird food, and flour. Edible dry bean processing plants are located at Caledonia, Geneva and Moravia, New York, with combined storage capacity of 185,000 cwt. The flour mill is in Churchville, New York, with wheat storage capacity of 250,000 bushels. Sunflower processing and storage facilities, located at Grandin, North Dakota, produce and market human edible sunflower seed, hulled millet, wild bird food, and related products.

      Two pet food manufacturing plants, located in Waverly, New York, and St. Marys, Ohio, produce small animal food products, which are distributed through the Agway retail store and franchised representative system, other cooperatives, and direct to users. The small animal food plant at St. Marys is leased from the City of St. Marys, Ohio, under a 20-year industrial revenue bond financing agreement that expires in March 1999. A multi-walled bag printing plant, located in Wapakoneta, Ohio, supplies bags used by external customers as well as internally in the small animal food manufacturing process.

      The seed operations produce, condition and market forage seed and turf seed. These facilities operate in several New York and Pennsylvania locations as well as Oregon and Idaho.

      During 1996, Pro-Lawn, the professional turf business, was sold. The remaining turf operations are responsible for manufacturing and processing of turf-related products including seed. These products are marketed to the ARS retail store and franchised representative system. The turf operations also serve as a distribution center for various farm seed products marketed through AAP. Additionally, the new owners of the Pro-Lawn line of business utilize these facilities and pay CPG for their use. Six facilities are located in Pennsylvania, New York, and Massachusetts.

RETAIL

AGWAY RETAIL SERVICES

     WHOLESALE: Agway Retail Services (ARS) provides support for wholesale purchasing, warehousing, and distribution activities to AAP and Agway's entire wholesale and retail system. ARS conducts retail sales and distribution activities through 174 Company-owned stores and 337 franchised representative stores located in all of the New England states and in Delaware, Maryland, New York, New Jersey, and Pennsylvania.Of the Agway-owned stores, although all carry farm supplies, 114 locations, managed by ARS, are in more suburban areas and therefore have a greater emphasis on yard and garden products, pet food and pet supplies. The other 60 Agway-owned stores are managed by AAP.

(THOUSANDS OF DOLLARS)


     RETAIL: The retail system is focused primarily on three product categories: farm-related products, yard and garden products, and pet food and pet supplies. The farm-related and yard and garden products are seasonal, with the majority of sales and demand on working capital generated in late winter and spring. The franchised representatives are authorized to sell Agway-branded products and are primarily located in areas where Company-owned facilities are not in existence. Two distribution centers, located in Elizabethtown, Pennsylvania, and Westfield, Massachusetts, are operated to support the retail store and franchised representative system and provide adequate storage space to effectively handle distribution needs. In May 1996, ARS entered into a ten-year logistics agreement with an outsourcer to manage its distribution centers with an estimated annual expense under this agreement of approximately $10,000.

      During  1995 and  1996,  ARS  generated  sales of animal  health  products
directly  to  farmers  through  a  mail-order  catalog  service.   This  channel
complements the Agway retail system.

ENERGY

AGWAY ENERGY PRODUCTS
      Energy is Agway Petroleum Corporation [doing business as Agway Energy Products (AEP)], a Delaware corporation wholly owned by AHI. AEP markets petroleum products including gasolines, kerosene, fuel oil, diesel fuel, propane, lubricating oils and greases, and antifreeze, as well as oil and gas heating and air conditioning equipment, and other related items. A product emphasis in oil and propane heating fuels creates seasonal increases in sales and working capital requirements in the fall and winter months. All products are purchased from numerous suppliers or through open market purchases. There are no long-term supply contracts exceeding one year; however, AEP does enter into supply contracts for periods ranging from three to nine months.

      AEP currently owns storage capacity for approximately 2,900,000 barrels of products at 10 terminals located in New York and Pennsylvania. AEP operates 96 retail distribution centers, located throughout New York, Pennsylvania, New Jersey, Massachusetts, and Vermont. AEP also distributes petroleum products through 65 distributors and resellers. Facilities are sufficient to meet the current operating requirements of the business.

LEASING

TELMARK INC.
     Telmark Inc. (Telmark), a New York corporation wholly owned by AHI, finances buildings, equipment, and vehicles to farmers and other customers, primarily in rural communities. It operates in 27 northeastern and midwestern states. As of June 30, 1996, Telmark had approximately $374,200 of leases outstanding with persons other than Agway and its subsidiaries, net of unearned interest and finance charges of approximately $124,200. Telmark finances its lease portfolio through operations and/or direct borrowings including private placement or issuance of public debentures. As a result of Telmark issuing subordinated debentures to the public, it files periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

      An agreement exists between AHI and Telmark whereby AHI guarantees to advance funds (in the form of subordinated notes payable) to Telmark, such that Telmark can maintain a debt-to-equity ratio of no greater than five to one. This agreement is in effect for a one-year period, renewed annually, unless terminated by either party upon thirty days' written notice. Agway has guaranteed the performance of AHI's obligations under this agreement.

INSURANCE

AGWAY INSURANCE COMPANY
     Agway Insurance Company (Insurance) is a New York property and casualty company wholly owned by AHI. This company is authorized to write insurance as specified in the New York Insurance Law, Sections 46 and 341 (1) (d), and currently writes insurance in 10 eastern states from the Insurance headquarters in DeWitt, New York. Lines of insurance sold include Farmowners, Homeowners, Farm Commercial and Personal Auto Liability and Physical Damage, and miscellaneous commercial policies that support the agricultural marketplace.

(THOUSANDS OF DOLLARS)


DISCONTINUED OPERATIONS

      On March 23, 1993, the Agway Board of Directors authorized management to sell the Company's 34% interest in Curtice Burns Foods, Inc. (Curtice Burns) and 99% interest in H.P. Hood Inc. (Hood). Management and the Board had specific plans for the divestiture of these operations and expected to divest of both investments in fiscal 1994; however, due to unanticipated occurrences, Curtice Burns was sold in fiscal 1995, while Hood was sold in fiscal 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations for the specifics of these sales.

COMPETITION

      The Company, one of the largest farm supply cooperatives in the country, deals in a wide variety of product lines and market segments. Many of its high-volume products are sold in highly competitive markets where product differentiation  is difficult  to achieve.  The Company  strives to  distinguish
itself  through  superior  customer  service,   product  selection  and  product
knowledge.

AGRICULTURE

      AGWAY AGRICULTURAL PRODUCTS: In the animal feed business, the Company is one of the largest in sales volume in the northeastern United States. Competition exists with large national and regional feed manufacturers as well as with local independent mills. The market position held by Agway in the feed business is significant, resulting from performance quality of its products, research and an established manufacturing and distribution system.

      Agway plant nutrients, seed, crop protectants, and lime products compete in the commercial farm market. Although there are substantial regional variations in market share, the Company's competitive position is strong in the commercial farm market. Competition varies significantly by product line and consists of independent dealers and several nationally integrated corporations. Agway competes on the basis of technical expertise and field application services, product performance, crop management practices developed by Agway, and expert assistance to the farmer in making crop management decisions.

      COUNTRY PRODUCTS GROUP: CPG competes with a large number of firms of all sizes and types in most of its product categories. The principal factors of competition in the produce repack operations are product quality, efficiencies in product distribution, concentration in selected markets, and current market pricing. In the product lines of dry beans, tablestock and seed potatoes, and flour, CPG does not occupy a major position in national markets. The bird food and pet food products are primarily marketed to the Agway retail store and franchised representative system and other cooperatives, and compete based on product quality. The seed business competes on the basis of technical expertise and product performance.

RETAIL

      ARS competition varies by product line and location and consists of larger yard and garden chains, smaller yard and garden nurseries, building material stores, home center stores, large discounters, and specialty pet stores. Wholesale competition to franchised representatives also varies by product line and consists of national, regional and local wholesalers; independent distributors; and pet food manufacturers. ARS competes on the basis of product knowledge, expertise, and customer service.

ENERGY

      AEP competes in the residential, farm, and commercial markets with a large number and variety of competitors, ranging from major oil companies to local fuel oil distributors. The principal methods of competition are service, quality, and price. Improved technologies and products in the energy field and expansion of its propane business are providing growth opportunities. AEP continues to maintain and expand its share of the heating oil and propane market in the geographic areas where it perceives its market goals can be achieved.

(THOUSANDS OF DOLLARS)


LEASING

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

INSURANCE

      Insurance competes with major direct writers, national agency companies, and smaller regional insurance carriers. Insurance utilizes an independent agency distribution system to market insurance products and services for the benefit of the farm, rural, and suburban community. Growth opportunities come through the development of specialty products for the agricultural community, professional agency recruitment, and dedication of marketing resources to targeted rural markets.

HUMAN RESOURCES

      Agway and its subsidiaries employ approximately 7,500 persons, 2,700 of which are part-time. There are approximately 200 employees represented by two different unions with seven existing union contracts. The Company enjoys satisfactory relations with both its union and nonunion employees as a result of competitive wage, health, and benefit programs.

(THOUSANDS OF DOLLARS)


REGULATION

      The Food and Drug Administration's regulatory powers are applied throughout the agricultural industry and many of Agway's products are subject to these regulations. The Company believes its business, as currently conducted, is not adversely affected by present Food and Drug Administration laws and regulations.

      The Company and its subsidiaries are subject to various laws and governmental regulations concerning employee health, product safety, and environmental matters. It can be anticipated that increasingly stringent requirements will be imposed upon the Company and the chemical and petroleum distribution industries in general. Examples of federal environmental laws administered by the Environmental Protection Agency (EPA) are the Toxic Substances Control Act; the Federal Insecticide, Fungicide and Rodenticide Act; the Resource Conservation Recovery Act; the Clean Air Act; the Safe Drinking Water Act; the Comprehensive Environmental Response Compensation and Liability Act (CERCLA); and the Superfund Amendments and Reauthorization Act (SARA). The Company is also subject to regulations of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. Under these and other statutes, the EPA, OSHA and other federal agencies have the authority to promulgate regulations that result in expenditures for pollution control, reduction of chemical exposure, waste treatment and disposal, and plant modification. These regulations might also result in discontinuance of certain products and operations. The Company is negotiating with various government agencies concerning Superfund cleanup sites. In addition to these federal activities, various states have been delegated certain authority under the aforementioned federal statues. These delegations of authority generally involve permit issuance and compliance with the statutes. Many states have adopted or are in the process of adopting environmental, product safety, and health laws and regulations, some of which may be more burdensome than similar federal requirements. The state environmental legislation administered by state agencies includes laws for regulating air, surface and ground water, occupational safety, solid waste, and hazardous substances cleanup.

      As part of its long-term environmental protection program, the Company spent approximately $2,000 in fiscal 1996 on capital projects. The Company estimates that during fiscal 1997 and 1998 approximately $1,300 and $3,700 per year will be spent, respectively, on additional capital projects for environmental protection. These estimates include the additional capital required to comply with EPA Underground Storage Tank (UST) regulations that become effective in December 1998. Presently, the total additional capital required to comply with the EPA UST regulations is estimated to be approximately $3,700. The total capital requirements may change due to the actual number of USTs actively in use on the effective date.

ADMINISTRATIVE

      The Company's principal administrative office is located at 333 Butternut Drive in DeWitt, New York. It occupies approximately 240,000 square feet under terms of a lease with 11 remaining years with two 10-year renewal options. In addition, under a 5-year renewable lease, AAP and ARS occupy approximately 100,000 square feet of administrative office space located at 301 Plainfield Road, Syracuse, New York.

STOCKHOLDER MEMBERSHIP AND CONTROL OF AGWAY

      The membership of Agway consists of farmers or cooperative organizations of farmers who are record holders of one share of Membership Common Stock of Agway and who purchase farm supplies or farm services or market farm products through Agway or franchised representatives. Present membership is approximately 85,000 farmers.

      Only members of the Company and certain contract patrons are eligible to receive patronage refunds. (See Patronage Refunds.) Members are eligible to attend membership meetings and to participate in the selection of member committees. In addition, only members may be elected to the Agway Council or to the Board of Directors of the Company (each of the foregoing are described below). Only members, by reason of their ownership of Membership Common Stock of the Company, are entitled to vote at meetings of the stockholders.

(THOUSANDS OF DOLLARS)


      The Company has presently outstanding two classes of capital stock, preferred and common. The series of preferred stock are: 6% Cumulative Preferred Stock, Series A ($100 par value); 8% Cumulative Preferred Stock, Series B ($100 par value); 8% Cumulative Preferred Stock, Series B-1 ($100 par value); and 7% Cumulative Preferred Stock, Series C ($100 par value) owned by members of Agway, the Agway Inc. Employees' Thrift Investment Plan and the general public. The Honorary Member Preferred Stock, Series HM ($25 par value), is held only by former Agway members. The Membership Common Stock ($25 par value) is held only by active farmers who are patrons of Agway.

      The incidents of ownership of Membership Common Stock in Agway differ considerably from those of common stock ownership in the usual business corporation. The Membership Common Stock may be purchased only by persons entitled to membership in the Company. Only farmers and cooperative organizations of farmers who purchase farm supplies or services or market farm products through Agway may be members. By reason of the fact that the Company functions as an agricultural cooperative, its Membership Common Stock primarily serves the purpose of evidencing membership in the Company rather than of evidencing an equity interest in the Company. The equity claim of Membership Common Stockholders to the assets of Agway is measured by, and restricted to, the $25 par value of the share, plus dividends declared and unpaid, if any, for the current year. Except for the dividends, which are limited to 8% of the par value of Membership Common Stock, and may be declared in any one year and the capital invested as represented by the par value of such shares, the residual equities in the net assets of Agway (Retained Margin) are held for the benefit of past and present member-patrons of the Company which include the patrons of predecessor and certain acquired corporations. Such Retained Margin as was allocable to their respective patrons on the books of Eastern States Farmers' Exchange, Inc., and Cooperative Grange League Federation Exchange, Inc., as of June 30, 1964, Pennsylvania Farm Bureau Cooperative Association and its affiliates as of May 31, 1965, and other cooperatives acquired by Agway, has been assumed by and retains its status in Agway by virtue of the mergers and acquisitions at that time.

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

      The Board of Directors currently numbers 17 persons, all of whom are nominated on a district representation basis by 94 Agway Geographic Member Committees representing members within the district. A plan was adopted by the Board of Directors in 1994 to reduce the number of Director Districts from 18 to 15 over the period 1994 through 1997. At each annual meeting of the Company, the stockholders elect five or six directors to fill the vacancies resulting from the expiration of the terms of district directors and each director so elected holds office for a term of three years. Although the directors are nominated on a district representation basis, the persons so nominated are elected by the vote of all members.

      The Agway Council consists of the chairperson of each Agway Geographic Member Committee and one other committee member appointed annually by the chairperson. Being elected chairperson of one of these committees automatically places a person on the Council and removal as chairperson automatically removes him/her from the Council. The Council meets with the Agway Board of Directors annually and serves as liaison between the Agway Board, Agway management, and the chairperson's committee. The objective of the Agway Council is to improve member communications and to increase the effectiveness of the committees.

(THOUSANDS OF DOLLARS)


PATRONAGE REFUNDS

      The By-laws of the Company provide that, after the close of each fiscal year, members and so-called "contract patrons" shall be paid patronage refunds in cash in an amount equal to realized net margin of the Company (computed on a tax basis) derived from sales of farm supplies for the fiscal year after deduction of (a) such reasonable reserves as the Board of Directors may determine to be necessary for operating purposes and (b) amounts paid or set aside for payments as dividends on issued and outstanding stock of the Company, provided that the total of such refunds paid shall not exceed the total net margin attributable to purchasing business conducted with such members and contract patrons during the fiscal year. (The term "purchasing," as referred to herein refers to the buying of Agway farm supplies by Agway members or contract patrons.) Each member or contract patron shares the total patronage refunds in the proportion in which his/her purchases of farm supplies transacted for the year directly with the Company, as well as through Agway representatives, bears to the total farm supply business transacted with all such members and contract patrons in such year. No patronage refunds are payable with respect to marketing business done through Agway except on a contract basis.

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

RETAINED MARGIN

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

ITEM 3.  LEGAL PROCEEDINGS
(THOUSANDS OF DOLLARS)


      The Company and its subsidiaries are not involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business except the following:

      In June 1990, the State of New York (NYS) commenced a lawsuit in the New York State Supreme Court for Albany County against Agway Petroleum Corporation
(APC), Speedsville Volunteer Fire Department, and other defendants alleging they are strictly and jointly and severally liable for $158 in cleanup and removal costs incurred by the New York Environmental Protection and Spill Compensation Fund and $200 in statutory penalties pursuant to the New York State Navigation Law. NYS alleges that a gasoline storage system located on property of the Speedsville Volunteer Fire Department discharged gasoline that was detected in a nearby residential well. NYS also alleges that the owners of the gasoline storage system included APC and Speedsville Volunteer Fire Department. Because APC believes that at no time did it own the gasoline storage system and its gasoline did not contribute to the contamination, APC denies NYS's allegations and believes the relief sought by NYS against APC is unjustified. Therefore, APC intends to contest the allegations in the lawsuit and believes adjustments, if any, will not be material in relation to the consolidated financial position of Agway.

      In August  1994,  the EPA notified  Motor  Transportation  Services,  Inc.
(MTS), an inactive wholly owned subsidiary of AHI, that the EPA has reason to believe that MTS is a potentially responsible party (PRP) under CERCLA at the Rosen Site, Cortland, New York. The EPA requested that MTS and other PRPs participate in the ongoing Remedial Investigation/Feasibility Study (RI/FS) for the Rosen Site. MTS believes that its involvement at the Rosen Site, if any, is minimal and responded accordingly to the EPA's request. In a related matter, other PRPs at the Rosen Site, Cooper Industries, Inc., et al., filed a complaint under CERCLA against the Company, MTS and other alleged PRPs at the Rosen Site in the U.S. District Court, Northern District of New York, in June 1992, seeking reimbursement for the cost of the ongoing RI/FS. The Company and MTS believe the relief sought by Cooper Industries, Inc., et al. is unjustified and are contesting the allegations in the lawsuit. The Company does not believe that adjustments, if any, will be material in relation to the consolidated financial position of Agway.

      In December 1985, it was asserted by the Massachusetts Department of Environmental Protection (MDEP) that certain real property located in Acton, Massachusetts, previously owned by Agway is contaminated and that Agway and the current owner of the property are responsible for the cost of investigating and cleaning up environmental contamination at the property. In September 1993, Agway entered into an Administrative Consent Order with the MDEP pursuant to which Agway performed a phase II comprehensive site assessment. In March 1995, Agway and the current owner entered into a settlement agreement whereby Agway agreed, at Agway's expense, to complete any additional assessment, containment, removal or remediation actions at the property. The current owner agreed to cooperate with Agway in achieving a permanent solution satisfactory to the MDEP and in compliance with the MDEP's requirements. Agway prepared a risk assessment scope of work that was approved by the MDEP. The MDEP also recently approved reclassification of the site. Agway plans to complete its risk assessment for the site during the fall of 1996. The Company currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no items submitted to a vote of security holders for the three months ended June 30, 1996.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      (a)  Principal Market
                There is no market for the equity securities of the Company other than through its current practice of repurchasing outstanding securities at par ($25) whenever registered holders thereof elect to tender them for redemption.
      (b)  Approximate Numbers of Holders of Common Stock
                The number of holders of record of the Company's Common Stock, as of August 30, 1996, is 107,116, of which 22,497 shares have been called for those holders no longer meeting the membership eligibility requirements as identified in Section 2.1(a) in the By-Laws of Agway Inc.
      (c)  Dividends Paid
                An annual 6% dividend, or $1.50 per share, was paid on the Company's Common Stock in fiscal 1996 and fiscal 1995.
      (d) Limitations on Ownership and Availability of Net Margin to Membership Common Stockholders
                Refer to Items 1 and 2, Business and Properties sections on Stockholder Membership and Control of Agway and Patronage Refunds.

ITEM 6.  SELECTED FINANCIAL DATA

      The following Selected Financial Data of the Company and Consolidated Subsidiaries has been derived from consolidated financial statements audited by Coopers & Lybrand L.L.P., whose reports for the periods ended June 30, 1996, 1995 and 1994 are included elsewhere in the Form 10-K and should be read in conjunction with the full consolidated financial statements of the Company and Notes thereto.

                                                (In Thousands of Dollars Except Per Share Amounts)
                               -----------------------------------------------------------------------------------

                                                                  Years Ended June 30

                                   1996              1995              1994             1993              1992
                               -------------     -------------    --------------    -------------    -------------
Net sales and revenues (1)...  $  1,662,602      $  1,592,053     $   1,694,274     $  1,719,890     $   1,815,735

Margin (loss) from
  continuing operations (1)..  $     10,085      $     (7,978)    $         696     $     25,727     $     (44,571)

Net margin (loss) (2)........  $     11,600      $    (15,908)    $      (3,304)    $     19,750     $     (58,813)

Total assets (1).............  $  1,244,271      $  1,224,751     $   1,273,711     $  1,223,462     $   1,204,037

Total long-term debt (1) ....  $    291,666      $    268,310     $     253,104     $    216,146     $     230,135

Total long-term subordinated
    debt (1).................  $    414,927      $    399,064     $     407,144     $    379,619     $     382,862

Cash dividends per share
  of common stock ...........  $       1.50      $       1.50     $        1.50     $       1.50     $        1.50

(1) Certain amounts reported in fiscal years ended June 30, 1992-1995, have been reclassified to conform to current year presentation.

(2) The 1992 data reflect a $75,000 charge before taxes for business restructuring; 1994 data reflect a $6,065 credit before taxes from business restructuring and an after-tax operating loss of $4,000 from discontinued operations; 1995 data reflect an after-tax loss of $12,360 in discontinued operations related to Hood, an after-tax gain on the sale of Curtice Burns of $4,430 and a credit before taxes from business restructuring of $3,248; 1996 data reflect a $1,943 credit before taxes from business restructuring and an after-tax gain on the sale of Hood, net of operating losses until the time of sale of $1,515. Activities related to the 1992 restructuring plans have been concluded and no further charges or credits will be forthcoming.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

     The following discussion refers to Agway Inc. and Consolidated Subsidiaries and should be read in conjunction with Selected Financial Data (Item 6) and the Consolidated Financial Statements of the Company and Notes thereto (Item 8), specifically Financial Information Concerning Segment Reporting (Note 15) and Discontinued Operations (Note 18). The purpose of this discussion is to outline the most significant factors having an impact upon the results of operations, the liquidity and the capital resources of the Company for fiscal years ended June 30, 1994 through June 30, 1996.

RESULTS OF OPERATIONS

1996 COMPARED WITH 1995

CONSOLIDATED RESULTS
      The Company's net margin of $11,600 for fiscal 1996 is a $27,500 improvement over fiscal 1995's net loss of $15,900. Of that improvement, $18,000 comes from improvements in continuing operations and $9,500 comes from improvement reflected in discontinued operations. The $18,000 from continuing operations reflects a $25,600 pre-tax improvement, offset by a $7,600 increase in income tax expense. The $25,600 pre-tax improvement is the result of (1) improved operating results, particularly in Agway Agricultural Products (AAP) and Agway Retail Services (ARS), but also in Leasing (Telmark), Country Products Group (CPG) and Energy, offset by reduced results in the Insurance operations;
(2) net gains on sale of property, plant and equipment, investments and businesses, principally by CPG, as the Company continues to focus its operations; and (3) reduced expenses resulting from decentralization activities undertaken in 1995 to reduce costs for fiscal 1996, reduced severance cost in 1996 as compared to 1995 and continued expense reduction efforts during 1996, offset by increased interest expense.

      Consolidated net sales and revenues of $1,662,600 increased $70,500 (4.4%) in 1996 compared to $1,592,100 in 1995. The increase was due principally to price increases in AAP and price and volume increases in Energy, but also by sales and revenue volume increases in Telmark and some lines of business in CPG. These increases were offset by reduced sales in 1996 from businesses sold in 1995, principally by ARS; businesses sold in 1996, principally by CPG; and reduced volume in ARS and Insurance as these units refocus their mix of business.

      Consolidated operating costs and expenses of $1,629,300 in 1996 increased $53,800 (3.4%) compared to $1,575,500 in 1995. The increase was due principally to price increases in product costs in AAP and Energy as well as additional costs associated with an increased portfolio in Telmark and increased claim costs experienced in Insurance. The selling, general and administrative (SGA) expenses of $140,300 included above reflect an $11,800 (7.8%) decrease from $152,200 in 1995. These SGA reductions reflect a decrease in severance cost of $5,200 to $1,100 in 1996 compared to $6,300 in 1995 and also reflect the ongoing reduction of costs, net of inflation, which result from the decentralization activities noted above.

      Interest expense, net of interest income, of $33,100 in 1996 increased $3,100 (10.3%) compared to $30,000 in 1995. Of the increase, $2,100 is due to interest assessed in the settlement of state income tax audits of prior years for Energy and $1,300 is due to interest assessed in the settlement of federal income tax audits of prior years for the Company.

      Other income, net, of $19,100 increased $11,900 (167.4%) over 1995. The increase is substantially attributable to three items: (1) a $5,100 increase in patronage refunds received from cooperative suppliers; (2) $3,800 in gains on the sale of businesses (particularly in the CPG operations of Agriculture); and
(3) a $1,300 gain on the sale of an investment.

      Income tax expense of $9,200 and $1,600 for 1996 and 1995, respectively, results in an effective tax rate of 47.9% and 25.6%. See Note 9 of the financial statements of the Company for more details.

DISCONTINUED OPERATIONS
      Hood was sold in December 1995 at a net gain of $2,100 and had experienced a net loss of $600 through the date of sale. The $1,500 total net gain was reclassified to discontinued operations. The $7,900 loss in discontinued operations, as reported for 1995, reflects a $4,400 gain on the November 1994 sale of Curtice Burns and $12,300 of net losses recognized in relation to Hood.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS - CONTINUED
                             (THOUSANDS OF DOLLARS)


AGRICULTURE

      Total sales and revenues of $869,400 in 1996 represent an increase of $77,700 (9.8%) from 1995. AAP experienced a $94,200 (17.2%) increase that was substantially the result of price increases reflecting the increase in cost in feed and fertilizer ingredients. CPG experienced an overall decline in sales and revenues in 1996, as compared to 1995, totaling $16,500 (7.1%). The overall sales reduction resulted from the sales of CPG's Pro-Lawn Products and laboratory animal diet line of business and Sacramento Valley Milling, a bean seed operation in California, in 1996. This was somewhat offset by CPG's sunflower operation which had significant improvements in 1996, increasing its sales and revenues by $6,900 (20%) over 1995.

      The Agriculture operating margin improved $27,400 from a loss of $9,000 in 1995 to a margin of $18,400 in 1996. AAP's 1996 operating margin had a significant improvement of $23,400 (176.6%) over 1995. The largest contributing factors to this improvement were the $14,600 (30.8%) increase to AAP's gross margins, an increase of $5,100 in patronage refunds received from cooperative suppliers, and a decline in expenses as the result of management's success in reducing SGA costs from the reorganization and the realignment of AAP into enterprises during 1995.

      AAP's gross margins over 1995 resulted from a change in AAP's feed ingredient purchasing program. During 1996, Agway Inc., through AAP, joined forces with Farmland Industries, Inc., to form AFI, a limited liability company, to provide a vehicle to achieve better pricing in the marketplace through volume purchasing. Additionally, in a market year with potentially tight supplies and increasing prices for commodities needed in the Company's feed business, the Company increased the use of forward purchase contracts, principally to assure supply, and the use of exchange-traded futures contracts, principally to assist in the management of the cost of these commodities. AAP's enhanced purchasing program enabled it to capture the benefits of the rising market during 1996, which is reflected in reduced cost of sales. Due to the volatility of the commodities market, the benefits experienced in the feed business from the use of exchange-traded futures contracts, which was a major component of the gross margin improvement in 1996 in feed ingredients, may or may not be realized at the same level in future years.

      CPG's operating margin increased $4,000 (93.6%) over 1995, resulting from a $1,100 (36.5%) improvement in its sunflower operations and a net $3,800 gain on the sales of businesses noted previously. These were offset by a reduction in operating margin due to businesses having been sold during the year and one-time costs attributable to the start-up of the new produce facility in DeWitt, New York.

RETAIL

     Total sales and revenues of $262,200 in 1996 decreased $28,800 (9.9%) compared to $291,000 in 1995. Sales declines resulted from the exit of the Dairy Route and I&S businesses in late 1995. Additionally, the summer drought and early winter conditions in the Northeast during the first half of 1996 adversely impacted sales, particularly with yard and garden product lines such as fertilizers and turf seeds. In order to improve overall margins in the retail store system during 1996, ARS has made product mix changes and created marketing programs designed to de-emphasize high dollar value and lower margin products such as power equipment in favor of smaller per unit value products with higher turnover and margins. This focus has resulted in an overall decline in total sales and revenues and some improvement in margins.

      The operating margin of ARS was $3,500 for 1996, which represents an $8,500 improvement over 1995. This substantial improvement results in part from the product mix change noted above, but also from a reduction in expenses as the result of management's successful efforts to cut back SGA costs of the retail store system by reorganizing its structure and management organization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS - CONTINUED
                             (THOUSANDS OF DOLLARS)


ENERGY

      Total net sales and revenues of $546,000 in 1996 increased $35,200 (6.9%) as compared to $510,800 in 1995. A large part of this increase (85%) was attributable to price increases, while the remaining increase was due to volume increases. The prices for Energy's heating and power fuels increased 8% to 10% over 1995 as the result of a rise in the market prices during peak winter months. The volume increases, particularly in heating oil and propane, resulted from 1996 being 8.4% colder than 1995 (based on degree days). These were partially offset by volume decreases resulting from management decisions to close certain company-owned retail keytrol/cardtrol sites which were determined not to be economical to upgrade to comply with the new storage tank regulatory requirements, and diesel fuel volume lost in the summer and fall of 1995 to competitors who sold their excess supplies from the warm 1995 winter at bargain prices.

      Energy's operating margin of $12,200 for 1996 represents a $1,900 increase over 1995. Gross margin improvements totaled $2,600 in 1996 as compared to 1995 and were mainly attributable to a change in propane sales mix to higher margin accounts. The margins in heating oils and power fuels were reduced by higher product costs as the result of a volatile market price of fuel oil that could not be fully recovered through increased selling price to customers. The lower gross margins in power fuels were also due to volatile product costs as well as product mix, competitive pricing and higher operating costs. Additionally, Energy's operating margin was affected by increases in administrative expenses of $2,000 over 1995 offset by increases in other income of $1,100 from the sale of fixed assets and a restructuring credit.

LEASING

      Total net revenues of $48,600 in 1996 increased $6,700 (15.9%) compared to $41,900 in 1995. The increase resulted from a $41,500 (12.4%) increase in the net lease portfolio in 1996 compared to 1995. Interest and finance charges as a percent of average net leases and notes increased from 12.7% in 1995 to 12.9% in 1996.

      Operating profits increased $2,200 (24.0%) to $11,500 in 1996 as compared to 1995. The increase in total revenues was partially offset by interest expense, which increased $2,600 (14.9%) to $20,300 in 1996 due to Telmark's increased borrowings required to finance the growth of the lease portfolio. The average cost of debt for Telmark remains unchanged from 1995 at 7.5%. SGA expenses increased $1,600 (20%) to $9,800 in 1996 as compared to 1995. Telmark payroll costs for additional personnel, incentives on new business booked and expansion of its advertising all drove expenses upward in 1996.

INSURANCE

      Insurance net sales and revenues of $25,400 in 1996 decreased $4,200 (14.1%) as compared to $29,600 in 1995. The decline in revenues is in Insurance's direct written premium due to competitive price conditions for personal lines business.

      Operating losses for Insurance in 1996 total $5,300, which represents a $5,600 decline compared to 1995. This decline was the result of adverse development in older claims, certain unusually large farmowner and auto losses and increased claim activity in the second and third quarters of 1996 due to severe weather conditions in the Northeast.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS - CONTINUED
                             (THOUSANDS OF DOLLARS)


RESULTS OF OPERATIONS

1995 COMPARED WITH 1994

CONSOLIDATED RESULTS

      The Company's net loss of $15,900 in 1995 was a $12,600 (381%) increase over the $3,300 net loss in 1994. Of that decline, $8,700 comes from continuing operations and $3,900 comes from discontinued operations. The $8,700 decline from continuing operations reflected an $11,300 pre-tax decline offset by a $2,600 decline in tax expense. The $11,300 pre-tax decline was principally a result of an $14,100 decrease in operating margin from Energy, due to a very warm winter in 1995 compared to 1994 and less restructuring credits experienced in 1995 than in 1994. Additionally, operating margin was reduced by $6,300 of severance costs incurred as part of a reorganization of the Company through a process of decentralization and was offset by $8,100 of net improvement from AAP, CPG, ARS and Telmark in 1995 compared to 1994.

      Consolidated net sales and revenues of $1,592,100 decreased $102,200 (6.0%) in 1995 compared to $1,694,300 in 1994. The decrease was due primarily to volume declines in Agriculture, Retail, Energy and Insurance. The Agriculture decline of $53,400 (6.3%) was attributed to a softer demand for feed products as corn and soybean harvests were strong and plentiful, which substantially reduced the tons of feed sold during 1995. Additionally, the mild winter conditions in 1995 negatively impacted the retail and wholesale bird food, small animal food and bagged feed sales. Energy's net sales and revenues decreased $45,300 (8.1%) and was primarily due to 1995 being the third warmest winter on record, which negatively impacted heating oil sales volume.

      Consolidated operating costs and expenses were $1,575,500 in 1995 as compared to $1,667,400 in 1994. The $91,900 (5.5%) decrease was the result of a decrease in product and plant operation costs of $107,700 and was offset by increases in SGA costs of $8,100; leasing operating costs of $4,400; and a $2,800 decrease in restructuring credits in 1995. The decrease in product and plant costs was a result of the various location divestitures in the
Agriculture, Retail and Energy businesses that occurred as a part of the Company's restructuring efforts over the past three years. The increase in SGA costs was mainly the result of additional costs from severance and increased bad debt expense.

      Interest expense, net of interest income, totaled $30,000 in 1995 as compared to $27,600 in 1994, representing a $2,400 (8.7%) increase. The increase was attributable to higher interest rates on slightly higher average balances of debt.

     Other income in 1995 totaled $7,100 as compared to other income of $5,700 in 1994. The increase of $1,400 in 1995 was mainly the result of larger patronage refunds received.

      Income tax expense was approximately $1,600 and $4,200 in 1995 and 1994, respectively, for an effective rate of 25.6% and 85.8%. The statutory rate was adversely impacted by state income taxes as the Company is unable to recognize the benefit of operating losses from certain subsidiaries to offset state tax on income from other operations.

      The $3,900 decline in operating results of discontinued operations comes from the Company recognizing a net loss on its investment of $12,300 in 1995 compared to a $4,000 net loss recognized in 1994 offset by a $4,400 net gain in 1995 from the sale of Curtice Burns.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS - CONTINUED
                             (THOUSANDS OF DOLLARS)


AGRICULTURE

     Total sales and revenues of $791,700 in 1995 represented a decline of $53,400 (6.3%) from $845,100 in 1994. AAP experienced a $31,700 (5.3%) decrease that was substantially due to softer demand for feed products as corn and soybean harvests were strong and plentiful. The crops sales were relatively level compared to 1994. CPG sales declined $22,000 (8.6%) compared to 1994. The majority of the decline occurred in commodity processing, produce repack, and tablestock and seed potatoes and was offset by improvements in field and garden seed operations and turf operations. Commodity product declines were in sunflower seeds. The warm winter reduced the demand for sunflower bird food unit volume by 17.5%, which was partially offset by 11.8% unit volume increases in human edible sunflower seeds. The produce and Maine operations declines resulted from a net loss of volume, as well as a poor quality of crop in Maine due to a blight that affected the harvest.

      The Agriculture operating results improved in 1995 by $4,000 (30.7%) due to a loss of $9,000 in 1995 as compared to a loss of $13,000 in 1994. A 1995 operating result improvement of $4,000 was offset by $1,300 of severance incurred to effect the reorganization initiated and implemented in 1995 and a $4,200 lower credit from restructuring ($2,000 in 1995 compared to $6,200 in 1994). Both components of Agriculture successfully reduced expenses by limiting overtime, reducing selling and advertising costs, and eliminating of positions.

RETAIL

      Total sales and revenues of $291,000 in 1995 dropped $32,000 (9.9%) compared to $323,000 in 1994. The retail decrease was due to the warm winter with less than average snowfall, negatively impacting seasonal items such as bird food, small animal food and bagged feed sales. The retail product sales decrease was partially offset by an increase in wholesale sales. Wholesale volume increases were the result of higher power equipment, nursery and soil conditioner volumes to franchised dealers in 1995.

      The Retail operating loss of $5,000 improved $3,300 (39.7%) in 1995 as compared to 1994. This was the result of successfully reducing expenses by limiting overtime, reducing selling and advertising costs, and eliminating positions. The margin improvement was after considering approximately $2,300 of severance costs incurred as a result of the segment's reorganization.

ENERGY

      Total net sales and revenues of $510,800 in 1995 decreased $45,200 (8.1%) as compared to $556,000 in 1994, primarily due to lower heating oil volume from 1995 being the third warmest winter on record. Heating oil sales decreased $38,300 due to a volume decrease of 35.7 million gallons (15.0%) in 1995 as compared to 1994. Power fuels sales (gasoline and diesel fuel) decreased $6,800 or 11.3 million gallons (4.4%) as a direct result of underground tank removal necessitated by federal regulations. In total, sales unit volume was down 49.1 million gallons (8.3%). This equates to a $42,100 (7.6%) sales decline due to volume. The average price per unit was down .7 cents per gallon (.8%), which decreased revenues by approximately $3,100 in 1995.

      Due to the unit volume and selling price declines in 1995, Energy realized a decline in operating margins of $14,100 (57.9%) as compared to 1994. Operating margins in 1995 were an additional $14,800 lower than 1994 due to a restructuring charge of $1,300 in 1995, compared to a restructuring credit of $13,500 in 1994. Operating margins, after restructuring, as a percentage of net sales and revenues, decreased to 2.0% in 1995, as compared to 4.4% in 1994 as the result of the above declines.

LEASING

      Total sales and revenues of $41,900 in 1995 increased $6,800 (19.4%) compared to $35,100 in 1994. This increase is the result of a 20% increase in its net lease revenues, achieved primarily from territory expansion.

      Operating profit was $9,300 for 1995, an increase of $800 from $8,500 in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS - CONTINUED
                             (THOUSANDS OF DOLLARS)


INSURANCE

      Total sales and revenues of $29,600 in 1995 decreased $1,100 (3.6%) compared to $30,700 in 1994. The insurance operations overall had a stable operating performance and the slight decline in revenue was not inconsistent with prior year variations.

      Operating profit for Insurance was $300 for 1995, a decrease of $700 from 1994.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS

      Cash generated from operations and external borrowings continues to be the Company's major ongoing source of funds to finance capital improvements and shareholder dividends. During 1996, significant additional cash was generated from the sale of businesses.

     The net cash flows generated from operating activities of the Company totaled $9,400, $16,200 and $21,000 in 1996, 1995 and 1994, respectively. The decline in operating cash flows in 1996, as compared to 1995 and 1994, resulted principally from an increase in working capital items of $36,700 in 1996 as compared to a decrease of $17,900 and an increase of $2,600 in 1995 and 1994, respectively. The impacts from working capital items in each year were offset by fluctuations in net margins and the change in the level of deferred tax assets.



CASH FLOWS FROM INVESTING

     Net cash flows used in the Company's investing activities totaled $28,500, $20,100 and $75,100 in 1996, 1995 and 1994, respectively. The Company has a growing leasing business and cash required to fund lease origination growth in excess of lease repayments and leases sold amounted to $48,500, $62,800 and $57,300 in 1996, 1995 and 1994, respectively. The Company's discontinued operations provided cash of $15,900, $76,400 and $2,300 for 1996, 1995 and 1994, respectively, attributable to the proceeds from the sales of discontinued operations and the change in net assets of discontinued operations. Finally, the Company obtained a $31,100 source of cash in 1996 when it sold businesses and a security investment for cash proceeds. Similar proceeds were not generated at the same level in 1995 or 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS - CONTINUED
                             (THOUSANDS OF DOLLARS)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

CASH FLOWS FROM FINANCING ACTIVITIES

      The Company finances its operations and the operations of all its continuing businesses and subsidiaries, except Telmark and Insurance, through Agway Financial Corporation (AFC). External sources of short-term financing for the Company and all its other continuing operations include revolving credit lines, letters of credit, and a commercial paper program. Telmark and Insurance finance themselves through operations or direct borrowing arrangements. Each is financed with a combination of short- and long-term credit facilities. In addition, Telmark has occasionally sold blocks of its lease portfolio. Sources of longer-term financing include the following as of June 30, 1996:

   Source of debt                                              Agway & AFC         Telmark            Total
   --------------                                             -------------     -------------     -------------

   Banks - due 7/96 to 2/01 with interest
     from 6.0% to 8.5%....................................    $       3,325     $     146,000     $     149,325
   Insurance companies - due 9/96 to 11/00................
     with interest from 5.9% to 9.2%......................                            126,844           126,844
   Capital leases & other - due 1996 to 2007
     with interest from 6% to 12%.........................           15,341               156            15,497
                                                              -------------     -------------     -------------
       Long-term debt.....................................           18,666           273,000           291,666
   Subordinated money market certificates - due
     10/96 to 10/08 with interest from 4.5% to 9.5%.......          367,426                             367,426
   Subordinated debentures due 1997 to 2003
      with interest at 6.0% to 8.5%.......................           23,243            24,258            47,501
                                                              -------------     -------------     -------------
       Total subordinated debt............................    $     390,669     $      24,258     $     414,927
                                                              -------------     -------------     -------------
           Total debt.....................................    $     409,335     $     297,258     $     706,593
                                                              =============     =============     =============

     As of June 30, 1996, the Company had certain facilities available with various banking institutions whereby lenders have agreed to provide funds up to $254,000 to separately financed units of the Company as follows: AFC, $50,000 and Telmark, $204,000. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank letter of credit. AFC reduced its short-term debt facilities $25,000 ($15,000 lines of credit and $10,000 commercial paper) since June 30, 1995, because of reduced needs, primarily the result of debt paydowns from cash generated on lines of business sold. The availability of credit to Telmark increased $60,000 since June 30, 1995, which will assist in financing new business and support incremental repayments on debt.

      The $50,000 line of credit available to AFC and its ability to issue $50,000 of commercial paper require collateralization using certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). Amounts that can be drawn under these AFC short-term agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained margins. During the fourth quarter, the Company extended the AFC short-term facilities through December 1996. The amounts outstanding as of June 30, 1996, under AFC's $50,000 line of credit and $50,000 commercial paper were $12,200 and $50,000, respectively. The Company has ongoing discussions with its lenders and expects to continue to have appropriate and adequate financing to meet its ongoing needs.

      Of Agway's and AFC's subordinated debt, $330,100 is redeemable in whole or in part at the principal amount plus accrued interest, prior to maturity dates, at the option of the Company. The foregoing debt bears interest payable semi-annually on January 1 and July 1 of each year. The money market certificates' interest rate is at the greater of the quoted rate or a rate based upon the discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. In October 1996, $14,600 of subordinated money market certificates issued by AFC will mature. The Company expects to either refinance this debt through a new issue of subordinated debt, fund it through short-term bank borrowings, or a combination of both.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS - CONTINUED
                             (THOUSANDS OF DOLLARS)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

CASH FLOWS FROM FINANCING ACTIVITIES (CONTINUED)

      At June 30, 1996, Telmark has two separate credit facilities available from banks which allow Telmark to borrow up to an aggregate of $204,000. An uncommitted short-term line of credit agreement permits Telmark to borrow up to $4,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $200,000 partially collateralized revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of June 30, 1996, under the short-term line of credit and the revolving term loan facility was $0 and $146,000, respectively.

      Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $4,000 line of credit has been renewed through December 1996. The $200,000 revolving term agreement loan facility is available through February 1, 1997.

      At June 30, 1996, Telmark also had balances outstanding on eleven unsecured senior note private placements totaling $126,844. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contain financial covenants, the most restrictive of which prohibit (i) tangible net worth, defined as tangible assets less total liabilities (excluding any notes payable to Agway Holdings, Inc.), from being less than $32,000 (ii) the ratio of total liabilities less subordinated notes payable to Agway Holdings, Inc. to shareholder's equity plus subordinated notes payable to Agway Holdings, Inc. from exceeding 5:1, (iii) the ratio of earnings available for fixed charges from being less than 1.25:1, and (iv) dividend distributions and restricted investments made after December 31, 1994 that exceed 50% of consolidated net income for the period beginning on January 1, 1995 through the date of determination, inclusive.

     On October 31, 1994, Telmark's registration with the Securities & Exchange Commission of its second offering to the public of $30,000 of debentures, due March 31, 1998, and March 31, 2000, became effective. The debentures are unsecured, subordinated to all senior debt at Telmark, and are not guaranteed by Agway nor any of Agway's other subsidiaries. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1. The offering of the debentures is not underwritten, and there can be no guarantee as to the amount of debentures, if any, that will be sold. This offer of debentures is continuing and the proceeds of the offering will be used to provide financing for Telmark's leasing activities. As of June 30, 1996, approximately $19,600 of debentures were sold. Telmark's first registration of debentures, due December 31, 1997, was effective February 1, 1994, and approximately $4,700 of that $25,000 offering was sold and is outstanding at June 30, 1996.

      The Company believes Telmark will continue to have appropriate and adequate short-term and long-term financing to meet its ongoing needs.


OTHER MATTERS

IMPAIRMENT OF LONG-LIVED ASSETS

      In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued. SFAS No. 121 requires impairment losses to be measured and recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 in the first quarter of fiscal 1997, and based on presently available estimates, the effect of adoption is estimated at approximately $2,000.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS - CONTINUED
                             (THOUSANDS OF DOLLARS)

OTHER MATTERS (CONTINUED)
ENVIRONMENTAL ISSUES

      The Company is subject to a number of governmental regulations concerning environmental matters, either directly or as a result of the operations of its subsidiaries. The Company expects that it will be required to expend funds to participate in the remediation of certain sites, including sites where the Company has been designated by the EPA as a PRP under CERCLA and sites with underground fuel storage tanks, and will incur other expenses associated with environmental compliance.

      At June 30, 1996, the Company has been designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the Company's determination of its estimated liability.

      The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of the Company's degree of responsibility of a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates; however, the Company believes that its past experience provides a reasonable basis for estimating its liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the reserves established will cause future cash outlays over approximately five years based upon current estimates, and it is not expected that such outlays will materially impact the Company's liquidity position.

      As part of its long-term environmental protection program, the Company spent approximately $2,000 in fiscal 1996 on capital projects. The Company estimates that during fiscal 1997 and 1998 approximately $1,300 and $3,700 per year will be spent, respectively, on additional capital projects for environmental protection. These estimates include the additional capital required to comply with EPA Underground Storage Tank (UST) regulations that become effective in December 1998. Presently, the total additional capital required to comply with the EPA UST regulations is estimated to be approximately $3,700. The total capital requirements may change due to the actual number of USTs actively in use on the effective date.

AGRICULTURAL ECONOMY AND OTHER FACTORS
     The financial condition of the Company can be directly affected by factors affecting the agricultural economy, since these factors impact the demand for the Company's products and the ability of its customers to make payments for products already purchased through credit extended by the Company. These factors include: (i) changes in government agricultural programs (e.g., milk marketing orders and acreage reduction programs) that may adversely affect the level of income of customers of the Company, (ii) weather-related conditions which periodically occur that can impact the agricultural productivity and income of the customers of the Company; and (iii) the relationship of demand relative to supply of agricultural commodities.

     Federal agricultural legislation, formally known as The Federal Agriculture Improvement and Reform Act of 1996, was signed into law on April 4, 1996. This legislation replaced the former program of variable price-linked deficiency payments with fixed payments to farmers which decline over a seven-year period. This legislation also eliminated Federal planting restrictions and acreage controls allowing farmers more flexibility to plant for the market. The impact of this legislation on the agricultural economy, and on the financial condition of the Company is not expected to be significant in the short-term. The longer term impact on the financial condition of the Company of such a major change in the Federal governments's role in agriculture cannot be predicted at this time.

     The Company's energy business is impacted by factors such as weather conditions in the Northeast and the relationship of supply and demand for petroleum products worldwide as well as within Agway's market. Agway's retail business can be impacted by fluctuations in the economy that, in genreal, affect consumer demand for products in the Northeast. To the extent that these factors adversely affect the customers of the Company, the financial condition of the Company could be adversely affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                           INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGES
                                                                                                              -----

AGWAY INC. AND CONSOLIDATED SUBSIDIARIES:
      Agway Inc.'s Report on Financial Statements............................................................    25

      Report of Independent Accountants......................................................................    26

      Consolidated Balance Sheets, June 30, 1996 and 1995....................................................    29

      Consolidated Statements of Operations, fiscal years ended June 30, 1996, 1995 and 1994.................    30

      Consolidated Statements of Changes in Shareholders' Equity, fiscal years ended June 30,
           1996, 1995 and 1994...............................................................................    31

      Consolidated Statements of Cash Flow, fiscal years ended June 30, 1996, 1995 and 1994..................    32

      Notes to Consolidated Financial Statements.............................................................    33

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

      The consolidated financial statements of Agway Inc. and Consolidated Subsidiaries have been audited by Coopers & Lybrand L.L.P., independent auditors, who relied on the opinions of Price Waterhouse LLP, independent auditors, as it relates to Curtice Burns Foods, Inc. and H.P. Hood Inc., former investments of the Company, both of which have been sold and are reflected as discontinued operations in the financial statements. The Coopers & Lybrand L.L.P. and Price Waterhouse LLP reports follow. Agway has made available to Coopers & Lybrand L.L.P. all of the Company's financial records and related data, as well as the minutes of Directors' meetings. Furthermore, Agway believes that all representations made to Coopers & Lybrand L.L.P. during its audit were valid and appropriate.

      Agway maintains a system of internal accounting controls intended to provide reasonable assurance, given the inherent limitations of all internal control systems, at appropriate costs, that transactions are executed in accordance with Company authorization, are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

      The Budget & Audit Committee of the Board of Directors, which consists of six directors who are not employees, meets periodically with management and the independent auditors to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls, and financial reporting matters. The independent auditors have free access to the Budget & Audit Committee.




                                                         AGWAY INC.


                                                         BY DONALD P. CARDARELLI
                                                              President, CEO and
                                                                 General Manager
                                                                 August 30, 1996




                                                             BY PETER J. O'NEILL
                                                          Senior Vice President,
                                                              Finance & Control,
                                                        Treasurer and Controller
                                                                 August 30, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
  Agway Inc.:

We have audited the consolidated balance sheets of Agway Inc. and Consolidated Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended June 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of H. P. Hood Inc. for the years ended June 30, 1995 and 1994 nor did we audit the financial statements of Curtice Burns Foods, Inc. for the year ended June 30, 1994. Such statements of H. P. Hood Inc. (not presented separately herein) reflect total assets amounting to $146,886,000 at June 30, 1995, and total revenues amounting to $482,738,000 and $493,003,000 for the years ended June 30, 1995 and 1994, respectively. Such statements of Curtice Burns Foods, Inc. (not presented separately herein) reflect total revenues amounting to $829,116,000 for the year ended June 30, 1994. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiaries prior to any adjustment to reflect the respective subsidiaries as discontinued operations, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agway Inc. and Consolidated Subsidiaries, as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years ended June 30, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.








COOPERS & LYBRAND L.L.P.

Syracuse, New York
August 30, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of H.P. Hood Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained deficit and of cash flows present fairly, in all material respects, the financial position of H.P. Hood Inc. and its subsidiaries (the "Company") at June 24, 1995, and June 25, 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Boston, Massachusetts
August 11, 1995

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Shareholders and
Board of Directors of
Curtice Burns Foods, Inc.


In our opinion, the consolidated balance sheet and related consolidated statements of operation and retained earnings and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Curtice Burns Foods, Inc. and its subsidiaries at June 25, 1994, and the results of their operations and their cash flows for the fiscal year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.







PRICE WATERHOUSE LLP


Rochester, New York
August 9, 1996

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995
                             (THOUSANDS OF DOLLARS)


                                     ASSETS
                                                                                     1996                1995
                                                                                -------------        -----------

Current assets:
    Trade accounts receivable (including notes receivable of
        $35,182 and $33,491, respectively), less allowance for
        doubtful accounts of $10,062 and $9,716, respectively...............    $    207,304         $   209,949
    Leases receivable, less unearned income of $48,403 and $41,523,
        respectively........................................................         105,374              96,165
    Advances and other receivables..........................................          35,914              32,069
    Inventories.............................................................         157,518             157,658
    Prepaid expenses and other assets.......................................          58,380              69,292
                                                                                -------------        -----------
        Total current assets................................................         564,490             565,133
Marketable securities.......................................................          34,115              34,752
Other security investments..................................................          42,406              37,981
Properties and equipment, net...............................................         237,015             248,753
Long-term leases receivable, less unearned income of $75,828 and
    $68,799, respectively...................................................         268,815             236,522
Net pension asset...........................................................          85,181              73,842
Other assets................................................................          12,249              12,034
Net assets of discontinued operations.......................................                              15,734
                                                                                -------------        -----------
        Total assets........................................................    $  1,244,271         $ 1,224,751
                                                                                =============        ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                     1996                1995
                                                                                -------------        -----------
Current liabilities:
    Notes payable...........................................................    $     62,200         $    70,300
    Current installments of long-term debt..................................          94,253              48,324
    Subordinated debt, current..............................................          14,643              36,296
    Accounts payable........................................................          97,683             116,777
    Other current liabilities...............................................         139,873             139,110
                                                                                -------------        -----------
        Total current liabilities...........................................         408,652             410,807

Long-term debt..............................................................         197,413             219,986
Subordinated debt...........................................................         400,284             362,768
Other liabilities...........................................................          66,664              58,825
                                                                                -------------        -----------
        Total liabilities...................................................       1,073,013           1,052,386
Shareholders' equity:
    Preferred stock, less amount held in Treasury...........................          59,319              65,635
    Common stock ($25 par--300,000 shares authorized; 162,070 and
        170,853 shares issued, less amount held in Treasury)................           2,689               2,728
    Paid-in capital.........................................................                               1,470
    Retained margin.........................................................         109,250             102,532
                                                                                -------------        -----------
            Total shareholders' equity......................................         171,258             172,365
Commitments and contingencies...............................................
                Total liabilities and shareholders' equity..................    $  1,244,271         $ 1,224,751
                                                                                =============        ===========




         The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FISCAL YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                             (THOUSANDS OF DOLLARS)


                                                              1996                  1995                  1994
                                                          -------------         -------------        -------------

Net sales and revenues from:
      Product sales..................................     $  1,588,544          $  1,520,502         $   1,628,443
      Leasing operations.............................           48,627                41,942                35,128
      Insurance operations...........................           25,431                29,609                30,703
                                                          -------------         -------------        -------------
           Total net sales and revenues..............        1,662,602             1,592,053             1,694,274
                                                          -------------         -------------        -------------

Cost and expenses from:
      Products and plant operations..................        1,449,431             1,391,612             1,499,249
      Leasing operations.............................           20,305                17,675                13,259
      Insurance operations...........................           21,176                17,321                16,881
      Selling, general and administrative activities.          140,332               152,177               144,108
      Restructuring credit...........................           (1,943)               (3,248)               (6,065)
                                                          -------------         -------------        --------------
           Total operating costs and expenses........        1,629,301             1,575,537             1,667,432
                                                          -------------         -------------        --------------

Operating margin.....................................           33,301                16,516                26,842
Interest expense, net of interest income
      of $10,330, $8,829 and $8,945, respectively....          (33,085)              (30,003)              (27,645)
Other income, net....................................           19,083                 7,137                 5,711
                                                          -------------         -------------        --------------
Margin (loss) from continuing operations before
      income taxes...................................           19,299                (6,350)                4,908
Income tax expense...................................           (9,214)               (1,628)               (4,212)
                                                          -------------         -------------        --------------


Margin (loss) from continuing operations.............           10,085                (7,978)                  696

Discontinued operations:
      Loss from operations, including tax benefit of
          $120, $13,637 and $0, respectively.........             (595)              (12,360)               (4,000)
      Gain on disposal of Hood, net of tax expense
        of $1,711....................................            2,110
      Gain on disposal of Curtice Burns, net of tax
        expense of $19,700...........................                                  4,430
                                                          -------------         -------------        --------------
           Margin (loss) from discontinued
             operations..............................            1,515                (7,930)               (4,000)
                                                          -------------         -------------        --------------
Net margin (loss)....................................     $     11,600          $    (15,908)        $      (3,304)
                                                          =============         =============        ==============














         The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FISCAL YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                             (THOUSANDS OF DOLLARS)


                                                COMMON STOCK
                                            --------------------
                                               (PAR VALUE $25)      PREFERRED    PAID-IN    RETAINED
                                             SHARES     AMOUNT        STOCK      CAPITAL     MARGIN        TOTAL
                                            ---------  ----------   ---------   ---------   ---------    ---------


Balance June 30, 1993....................     111,609  $    2,790   $  53,474   $   7,350   $ 131,787    $ 195,401

      Net loss...........................                                                      (3,304)      (3,304)
      Dividends declared.................                              17,864                  (5,044)      12,820
      Redeemed, net......................        (755)        (19)                                             (19)
      Equity in net unrealized capital
        losses of insurance companies....                                                         (93)         (93)
      Other..............................                                            (979)                    (979)
                                            ---------  ----------   ---------   ---------   ---------    ---------

Balance June 30, 1994....................     110,854       2,771      71,338       6,371     123,346      203,826

      Net loss...........................                                                     (15,908)     (15,908)
      Dividends declared.................                                                      (4,785)      (4,785)
      Redeemed, net......................      (1,735)        (43)     (5,703)                              (5,746)
      Adjustment to unrealized losses
        on available-for-sale securities,
        net of tax.......................                                                        (121)        (121)
      Sale of stock of Curtice Burns.....                                          (4,901)                  (4,901)
                                            ---------  ----------   ---------   ---------   ---------    ---------

Balance June 30, 1995....................     109,119       2,728      65,635       1,470     102,532      172,365

      Net margin.........................                                                      11,600       11,600
      Dividends declared.................                                                      (4,382)      (4,382)
      Redeemed, net......................        (975)        (39)     (6,316)                              (6,355)
      Adjustment to unrealized losses
        on available-for-sale securities,
        net of tax.......................                                                        (500)        (500)
      Sale of stock of Hood..............                                          (1,470)                  (1,470)
                                            ---------  ----------   ---------   ---------   ---------    ---------
Balance June 30, 1996....................     108,144  $    2,689   $  59,319   $       0   $ 109,250    $ 171,258
                                            =========  ==========   =========   =========   =========    =========


      Common shares,  purchased at par value,  held in treasury at June 30 were:
53,926 in 1996;  61,734 in 1995;  59,639 in 1994.  A common  stock  dividend per share of $1.50 was declared for fiscal 1996, 1995 and 1994. Dividend payments are restricted to a maximum of 8% of par value, as governed by the Farm Credit Administration. See Note 13 for the details of preferred stock activity.











         The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FISCAL YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                             (THOUSANDS OF DOLLARS)


CASH FLOWS FROM OPERATING ACTIVITIES:                         1996                   1995                 1994
                                                          -------------         -------------        --------------
     Net margin (loss).................................   $     11,600          $    (15,908)        $      (3,304)
     Adjustments to reconcile margins to net cash:
         Depreciation and amortization.................         33,422                33,720                34,326
         Restructuring credit..........................         (1,943)               (3,248)               (6,065)
         Receivables and other asset provision.........         10,993                 9,369                10,131
         Pension income................................        (11,338)               (9,956)               (9,264)
         Patronage refund..............................         (3,264)               (1,123)                 (399)
         Deferred taxes including valuation allowance..         10,873               (16,006)               (1,380)
         (Gain) loss on sale of:
              Businesses...............................         (3,799)
              Other security investments...............         (1,348)                                        (11)
              Properties and equipment.................            891                 1,436                  (479)
         Changes in  assets  and  liabilities,  net
              of  effects  of  businesses acquired
              or sold:
              Receivables..............................        (14,972)               15,333               (16,793)
              Inventory................................        (10,757)               21,005                 5,048
              Payables.................................        (19,094)               (7,300)               27,510
              Other....................................          8,086               (11,141)              (18,358)
                                                          -------------         -------------        --------------
Net cash flows from operating activities...............          9,350                16,181                20,962

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment........        (26,025)              (38,475)              (32,729)
     Cash paid for acquisitions........................           (688)                                     (5,044)
     Disposal of property, plant and equipment.........          4,012                 6,373                12,368
     Proceeds from disposal of businesses..............         26,467
     Purchases of marketable securities available
          for sale.....................................        (10,973)               (1,704)              (21,212)
     Sale of marketable securities available for sale..         11,110                   774                21,708
     Leases originated.................................       (174,999)             (170,495)             (149,659)
     Leases repaid.....................................        126,529               107,649                92,313
     Proceeds from lease sales.........................                                                      6,426
     Purchases of investments in related
          cooperatives.................................         (4,401)               (1,700)               (2,703)
     Proceeds from sale of investments in related
          cooperatives.................................          4,586                 1,069                 1,136
     Proceeds from sale of discontinued operations.....         15,900                55,786
Net changes in assets of discontinued operations.......                               20,625                 2,306
                                                          -------------         -------------        -------------
Net cash flows used in investing activities............        (28,482)              (20,098)              (75,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short-term borrowing................         (8,100)                7,500                (7,800)
     Proceeds from long-term debt......................         67,478                90,186               112,243
     Repayment of long-term debt.......................        (42,896)              (73,501)              (73,957)
     Proceeds from sale of subordinated debentures.....         81,565                65,398                41,676
     Redemption of subordinated debt...................        (65,701)              (73,479)              (14,150)
     Payments on capitalized leases....................         (2,278)               (1,479)               (1,327)
     Proceeds from sale of stock.......................             14                    34                 1,886
     Redemption of stock...............................         (6,368)               (5,779)                 (702)
     Cash dividends paid...............................         (4,582)               (4,963)               (4,512)
                                                          -------------         -------------        --------------

Net cash flows from financing activities...............         19,132                 3,917                53,357
                                                          -------------         -------------        -------------
Net increase (decrease) in cash and equivalents........              0                     0                  (771)
Cash and equivalents at beginning of year..............              0                     0                   771
                                                          -------------         -------------        -------------
Cash and equivalents at end of year....................   $          0          $          0         $           0
                                                          =============         =============        =============




         The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
      Agway Inc. (the "Company" or "Agway"), incorporated under the Delaware General Corporation Law in 1964 and headquartered in DeWitt, New York, functions as an agricultural cooperative directly engaged in manufacturing, processing, distribution and marketing of products and services for its farmer-members and other customers primarily in the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, and Vermont. The Company, through certain of its subsidiaries, is involved in retail and wholesale sales of farm supplies; yard and garden products; pet food and pet supplies; the distribution of petroleum products; repackaging and marketing of vegetables; manufacturing of pet foods; processing and marketing sunflower seeds; underwriting and sale of certain types of property and casualty insurance; sale of health insurance; and lease financing.

Fiscal Year
      The Company's fiscal year-end is on the last Saturday in June. Fiscal year ended June 30, 1996, was comprised of 53 weeks and fiscal years ended June 30, 1995 and 1994, were each comprised of 52 weeks.

Basis of Consolidation
      The consolidated financial statements include the accounts of all wholly owned subsidiaries. Operations of H.P. Hood Inc. (Hood), which was 99.9% owned through December 14, 1995, and Curtice Burns Foods, Inc. (Curtice Burns), which was 34% owned through November 3, 1994, are presented as discontinued operations (see Note 18). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications
      Certain reclassifications have been made to conform prior year financial statements with the current year presentation, the most significant of which is the reclassification of Hood from continuing to discontinued operations.

Cash and Equivalents
      The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

Leases Receivable
      The Company's leasing operation (Telmark Inc.) finances buildings and equipment for Agway members and others. Leases are made on a precomputation basis (finance charges included in the face amounts of the notes). Finance charges are taken into income using the interest method over the terms of the lease, which for most commercial and agricultural leases is 60 months or less with a maximum of 180 months for buildings. Income recognition is suspended on all leases and loans that become past due greater than 120 days.

Origination Fees and Costs
      Fees received and direct costs incurred for the origination of leases and notes are deferred and amortized to interest income over the contractual lives of the instruments using the interest method, adjusted for estimated prepayment experience.

Inventories
      Inventories are stated at the lower of cost or market, except for grain inventories associated with the Company's grain marketing program, which are marked to market. For those inventories stated at cost, the Company uses the average unit cost or the first-in, first-out method, except for liquid petroleum products, which are on the last-in, first-out method. The Company's grain marketing program enters into both forward purchase and sales commitments with farmers and others on a variety of grain products. At the same time, the Company enters into generally matched transactions (in both maturity and amount) using offsetting forward commitments and/or exchange-traded futures contracts to hedge against price fluctuations in the market price of grains. The Company also uses exchange-traded futures contracts to manage its exposure to fluctuations in the prices for its present and anticipated needs of major ingredients for its feed business. All futures contracts and forward commitments used in the grain marketing program are marked to market at the end of the reporting period with the resulting gains or losses being charged to cost of sales.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketable Securities
      In 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under these rules, all of the Company's marketable debt and equity securities, which relate entirely to the Company's insurance operations, are classified as available for sale and carried at fair value. Unrealized gains and losses, net of tax, are reported in a separate component of shareholders' equity. At June 30, 1995, the effects of adopting this statement resulted in a reduction in shareholders' equity, net of tax, of approximately $300.

Other Security Investments
      Other security investments consist of capital stock of a cooperative bank and other cooperative suppliers acquired at par or stated value. This stock is not traded and is historically redeemed on a periodic basis by the issuer at cost. By its nature, this stock is held to redemption and is reported at cost. The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs since there is no established market and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of the cooperative bank and other cooperative suppliers.

      Patronage refunds received from the cooperative bank in the form of additional bank stock and cash are recorded as a reduction of interest expense and totaled approximately $1,400, $900 and $1,300 for the years ended June 30, 1996, 1995 and 1994, respectively. Patronage refunds received on the stock of other cooperatives are reflected in other income.

Properties and Equipment
      Properties and equipment are recorded at cost. Depreciation and amortization are charged to operations, principally on a straight-line basis, over the estimated useful lives of the properties and equipment, and over the term of the lease for capital leases. Ordinary maintenance and repairs are charged to operations as incurred. Gains and losses on disposition or retirement of assets are reflected in income as incurred.

Other Assets
      Other assets include approximately $7,500 and $9,500 at June 30, 1996 and 1995, respectively, of costs in excess of the fair value of net tangible assets acquired in purchase transactions (goodwill) as well as acquired non-compete agreements and trademarks. Goodwill and other intangible assets are amortized on a straight-line basis over periods ranging from 1 to 40 years. Amortization included in continuing operations totaled approximately $1,600, $2,400 and $2,800 for fiscal years ending June 30, 1996, 1995 and 1994, respectively.

Impairment of Long-Lived Assets
      In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued. SFAS No. 121 requires impairment losses to be measured and recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 in the first quarter of fiscal 1997, and based on presently available estimates, the effect of adoption is estimated at approximately $2,000.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development
      The Company expenses research and development costs as they are incurred. Net research and development costs were approximately $600, $1,300 and $1,600 for the years ended June 30, 1996, 1995 and 1994, respectively.

Advertising Costs
      The Company generally expenses advertising costs as incurred. Advertising expense for the years ended June 30, 1996, 1995 and 1994 was approximately $23,200, $20,700 and $22,700, respectively.

Income Taxes
      The Company provides for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is reasonably assumed.

Discontinued Operations
      Interest expense allocated from continuing operations to discontinued operations was based upon the proportion of net assets separately financed to total Company assets. Total interest expense allocated was approximately $400, $1,000 and $3,600 for the years ended June 30, 1996, 1995 and 1994, respectively.

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)




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

                                                      FISCAL YEAR ENDED    FISCAL YEAR ENDED     FISCAL YEAR ENDED
                                                        JUNE 30, 1996         JUNE 30, 1995        JUNE 30, 1994
                                                     ------------------    ------------------    ----------------

      Net sales and revenues.......................  $       1,087,418     $       1,089,316     $     1,176,617
      Operating margin.............................             29,117                26,715              39,500
      Margin (loss) from continuing operations.....             (6,274)               13,644              14,862
      Net margin (loss)............................             (4,759)                5,714              10,862



                                                        JUNE 30, 1996         JUNE 30, 1995
                                                     ------------------    ------------------
      Current assets...............................  $         530,547     $         544,664
      Properties and equipment, net................            166,504               169,368
      Noncurrent assets............................            353,377               321,153
      Net assets of discontinued operations........                  0                15,734
                                                     ------------------    -----------------
      Total assets.................................  $       1,050,428     $       1,050,919
                                                     ==================    ==================

      Current liabilities..........................  $         227,781     $         240,975
      Long-term debt...............................            191,189               217,425
      Subordinated debt............................            400,284               362,768
      Noncurrent liabilities.......................             17,007                 8,855
      Shareholder's equity.........................            214,167               220,896
                                                     ------------------    ------------------
      Total liabilities and shareholder's equity...  $       1,050,428     $       1,050,919
                                                     ==================    ==================


3.  RESTRUCTURING RESERVES

      In June 1992, the Company established a $75,000 reserve for the estimated net cost to complete a significant restructuring project to restructure the Company. This project was planned to be completed over several years. As initiatives within this project have been completed, the Company has constantly monitored the estimated costs to complete the project and has recognized into income a reduction in costs totaling $11,256, which has been realized as follows: $1,943 in fiscal 1996; $3,248 in fiscal 1995; and $6,065 in fiscal 1994. At June 30, 1996, all projects related to these planned activities were concluded; no further charges or credits will be forthcoming from these activities.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


4.  LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

      Net investments in leases at June 30 were as follows:

                                                                                      1996                1995
                                                                                 --------------      -------------

      Leases (minimum payments):
         Commercial and agricultural..........................................   $     505,783       $    448,975
         Retail...............................................................           4,771              2,461
                                                                                 --------------      -------------
            Total leases......................................................         510,554            451,436

      Unearned interest and finance charges...................................        (124,231)          (110,322)
      Net deferred origination costs..........................................           7,642              6,904
                                                                                 --------------      -------------
         Net investment.......................................................         393,965            348,018
      Allowance for credit losses.............................................         (19,776)           (15,331)
                                                                                 --------------      -------------
         Net leases receivable................................................   $     374,189       $    332,687
                                                                                 ==============      =============

      Included within the above are unguaranteed estimated residual values of leased property approximating $54,400 and $49,900 at June 30, 1996 and 1995, respectively. Additionally, as of June 30, 1996 and 1995, the recognition of interest income was suspended on approximately $2,900 and $3,800, respectively, of net leases.

      Contractual maturities of leases (minimum payments) over the next five years and thereafter were as follows at June 30, 1996: $159,443 in 1997; $124,428 in 1998; $91,951 in 1999; $56,445 in 2000; $29,309 in 2001; and $48,978
thereafter.


5.  INVENTORIES

      Inventories at June 30 consist of the following:

                                                                                      1996                1995
                                                                                 --------------      -------------

         Raw materials........................................................   $      16,161       $     17,695
         Finished goods.......................................................         133,532            132,447
         Goods in transit and supplies........................................           7,825              7,516
                                                                                 --------------      -------------
            Total inventories.................................................   $     157,518       $    157,658
                                                                                 ==============      =============


      Inventories valued at the lower of LIFO (last-in, first-out) cost or market are liquid petroleum products. At June 30, 1996 and 1995, current costs exceeded LIFO costs by approximately $2,500 and $700, respectively. The total of such inventories was approximately $13,100 at June 30, 1996, and $12,400 at June 30, 1995.

      Included in the total inventories are commodities at market (particularly corn and soybeans) totaling $6,900 at June 30, 1996, and $5,100 at June 30, 1995.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


6.  MARKETABLE SECURITIES

      Available-for-sale marketable securities include:

                                                                            Gross        Gross
                                                           Amortized     Unrealized    Unrealized        Fair
      June 30, 1996                                          Cost           Gains        Losses          Value
      -------------                                      ------------   ------------  ------------   ------------

U.S. government securities and obligations............   $     7,620    $        13   $      (229)   $     7,404
Non-U.S. government obligations.......................         3,487                         (131)         3,356
Mortgage-backed securities............................         7,357            156           (30)         7,483
Corporate securities..................................        16,704             10          (842)        15,872
                                                         -------------  ------------  ------------   ------------
      Total available-for-sale marketable securities..   $    35,168    $       179   $    (1,232)   $    34,115
                                                         =============  ============  ============   ============


                                                                            Gross         Gross
                                                           Amortized     Unrealized    Unrealized        Fair
      June 30, 1995                                          Cost           Gains        Losses          Value
      -------------                                      ------------   ------------  ------------   ------------

U.S. government securities and obligations............   $     9,070    $        51   $       (99)   $     9,022
Non-U.S. government obligations.......................         3,495                         (137)         3,358
Mortgage-backed securities............................         2,113            143                        2,256
Corporate securities..................................        18,874             22          (528)        18,368
                                                         -------------  ------------  ------------   ------------
      Total debt securities...........................        33,552            216          (764)        33,004
Common and preferred stocks...........................         1,489            411          (152)         1,748
                                                         -------------  ------------  ------------   ------------
      Total available-for-sale marketable securities..   $     35,041   $       627   $      (916)   $    34,752
                                                         =============  ============  ============   ============


      The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other-than-temporary, and interest and dividends are included in income. Prior to July 1, 1994, debt securities were stated at amortized cost while preferred and common stocks were stated at fair value.

      Gross gains of approximately $500 and $400 were realized on sales of debt and equity securities in 1996 and 1994, respectively. Gross gains realized in 1995 were immaterial. Gross losses realized on sales of debt and equity securities totaled approximately $300 in 1996. Gross losses realized in 1995 and 1994 were immaterial.

      At June 30, 1996, the Company did not hold any debt from a single issuer that exceeded 10 percent of the Company's shareholders' equity.

      The amortized cost and fair value of available-for-sale debt securities at June 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Amortized     Fair
                                                           Cost        Value
                                                         ---------   ---------
      Due in one year or less........................    $   1,163   $   1,171
      Due after one year through five years..........        9,190       9,006
      Due after five years through ten years.........        1,425       1,384
      Due after ten years............................       23,390      22,554
                                                         ---------   ---------
                                                         $  35,168   $  34,115
                                                         =========   =========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


7.  OTHER SECURITY INVESTMENTS

      Other security investments at June 30 consist of the following:

                                                                                1996                  1995
                                                                           -------------         -------------
      CF Industries, Inc...............................................    $      17,521         $      14,351
      CoBank, ACB......................................................           22,158                18,854
      Other............................................................            2,727                 4,776
                                                                           -------------         -------------
                                                                           $      42,406         $      37,981
                                                                           =============         =============

8.  PROPERTIES AND EQUIPMENT

      Properties and equipment, at cost, including capital leases, consist of the following at:


                  June 30, 1996                          Owned                 Leased              Combined
                  -------------                      -------------         -------------         ------------

      Land and land improvements.................    $     36,126          $      1,071          $     37,197
      Buildings and leasehold improvements.......         126,419                 8,991               135,410
      Machinery and equipment....................         343,728                 7,442               351,170
      Capital projects in progress...............           9,484                                       9,484
                                                     -------------         -------------         ------------
                                                          515,757                17,504               533,261
      Less: accumulated depreciation and
              amortization.......................         281,861                14,385               296,246
                                                     -------------         -------------         ------------

      Properties and equipment, net..............    $    233,896          $      3,119          $    237,015
                                                     =============         =============         ============


              June 30, 1995                               Owned                Leased               Combined
              -------------                          -------------         -------------         ------------

      Land and land improvements.................    $     35,440          $      1,071          $     36,511
      Buildings and leasehold improvements.......         129,299                 8,991               138,290
      Machinery and equipment....................         345,797                 7,204               353,001
      Capital projects in progress...............          13,318                                      13,318
                                                     -------------         -------------         ------------
                                                          523,854                17,266               541,120
      Less: accumulated depreciation and
              amortization.......................         278,566                13,801               292,367
                                                     -------------         -------------         ------------

      Properties and equipment, net..............    $    245,288          $      3,465          $    248,753
                                                     =============         =============         ============


      Depreciation and amortization expense relating to properties and equipment amounted to approximately $31,800, $31,300 and $31,500 in 1996, 1995 and 1994,
respectively.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


9.  INCOME TAXES

      The provision (benefit) for income taxes as of June 30 consists of the following:


                                                           1996                  1995                  1994
                                                        ----------           -----------           -----------

              Continuing operations:
                Current:
                  Federal..........................     $   (3,750)          $     2,354           $     1,721
                  State............................          2,092                 1,352                 3,647
                Deferred...........................         10,838                (2,925)               (1,156)
                Increase in valuation allowance....             34                   847
                                                        ----------           -----------           -----------
                                                        $    9,214           $     1,628           $     4,212
                                                        ===========          ===========           ===========

              Discontinued operations:
                Current:
                  Federal........................       $    1,591           $     9,656
                  State..........................                                  1,553
                Deferred.........................                                 (5,146)
                                                        ----------           -----------           -----------
                                                        $    1,591           $     6,063           $         0
                                                        ==========           ===========           ===========


      The Company's effective income tax rate on margin (loss) from continuing operations before income taxes differs from the federal statutory regular tax rate as of June 30 as follows:


                                                                                  1996         1995         1994
                                                                                --------     --------     --------

      Statutory federal income tax rate..................................         35.0%       (35.0%)       35.0%

      Tax effects of:
              State income taxes, net of federal benefit (1).............          7.5          7.6         63.3
              Items for which no federal tax effect was recognized.......          2.8         19.9          6.3
              Dividend received deduction................................          -           (1.6)         2.5
              Amortization of intangibles................................           .5          2.1          2.3
              Adjustment of prior year accrual...........................          3.0         17.3         (6.6)
              Utilization of loss carryforwards..........................          -            -          (12.6)
              Other items................................................          (.9)         7.0         (4.4)
              Basis difference in investment.............................          -            8.3          -
                                                                                --------     --------     --------
                  Effective income tax rate..............................         47.9%        25.6%        85.8%
                                                                                ========     ========     ========


      (1) For state income tax purposes, the Company does not file combined income tax returns and is therefore unable to recognize the benefit of certain net operating losses incurred by subsidiaries.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


9.  INCOME TAXES (CONTINUED)

      The components of the deferred tax assets and liabilities as of June 30 were as follows:


              Deferred tax assets:                                                  1996                  1995
                                                                                -------------         ------------

                  Other liabilities and reserves.............................   $     14,644          $     10,137
                  Leases receivable..........................................          9,900                 9,456
                  Self-insurance reserves....................................          6,554                 6,466
                  Medical reserves...........................................          7,325                 6,966
                  Inventory..................................................          6,662                 6,201
                  Deferred compensation......................................          4,964                 4,849
                  Accounts receivable........................................          3,421                 3,303
                  Environmental..............................................          3,540                 2,758
                  NOL carryforward...........................................            368                 5,252
                  Alternative minimum tax credit carryforward................          5,385                 1,721
                  ITC carryforward...........................................          1,194
                  Basis in discontinued subsidiary...........................                               12,395
                  Restructuring reserve......................................                                1,084
                                                                                -------------         ------------
                  Gross deferred tax asset...................................         63,957                70,588
                  Less valuation allowance...................................           (881)                 (847)
                                                                                -------------         ------------
                       Total net deferred tax asset..........................         63,076                69,741
                                                                                -------------         ------------

              Deferred tax liabilities:
                  Pension assets.............................................         28,961                25,106
                  Excess of tax over book depreciation.......................         15,228                13,640
                  Prepaid medical............................................          6,455                 6,978
                  Other assets...............................................          2,274                 2,213
                  Miscellaneous..............................................                                  773
                                                                                -------------         ------------
                       Total deferred tax liability..........................         52,918                48,710
                                                                                -------------         ------------
                       Net deferred tax asset................................   $     10,158          $     21,031
                                                                                =============         ============


      The Company's net deferred tax asset at June 30, 1996 and 1995 of $10,158 and $21,031, respectively, consists of a net current asset of $25,096 and $35,573 included in prepaid expenses and a net long-term liability of $14,938 and $14,542 included in other liabilities as of June 30, 1996 and 1995, respectively. The total gross deferred tax assets are partially offset by a valuation allowance of $881 and $847 at June 30, 1996 and 1995, respectively. Based on the Company's history of taxable earnings and its expectations for the future, management has determined that operating income will likely be sufficient to recognize all of its net deferred tax asset.

      At June 30, 1996, the Company's federal AMT credit can be carried forward indefinitely. The net operating loss (NOL) carryforwards expire in 2010, and the ITC credits expire in 2003.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


10.  SHORT-TERM NOTES PAYABLE

      As of June 30, 1996, the Company had certain facilities available with various banking institutions whereby lenders have agreed to provide funds up to $254,000 to separately financed units of the Company as follows: AFC, $50,000 and Telmark, $204,000. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank letter of credit. AFC reduced its short-term debt facilities $25,000 ($15,000 lines of credit and $10,000 commercial paper) since June 30, 1995, because of reduced needs, primarily the result of debt paydowns from cash generated on lines of business sold. The availability of credit to Telmark increased $60,000 since June 30, 1995, to assist in financing new business and support incremental repayments on debt. Short-term borrowings under these credit facilities were as follows:

                                                                         Agway
                                                                        and AFC
                                                                      (excluding
June 30, 1996                                                          Telmark)         Telmark          Total
- - -------------                                                       -------------   -------------   ------------

Bank lines of credit............................................    $      12,200   $               $     12,200
Commercial paper................................................           50,000                         50,000
                                                                    -------------   -------------   ------------
                                                                    $      62,200   $           0   $     62,200
                                                                    =============   =============   ============
Weighted average interest rate..................................            5.86%              -
                                                                    =============   =============


                                                                         Agway
                                                                        and AFC
                                                                      (excluding
June 30, 1995                                                          Telmark)         Telmark         Total
- - -------------                                                       -------------   -------------   ------------
Bank lines of credit............................................    $         300   $      10,000   $     10,300
Commercial paper................................................           60,000                         60,000
                                                                    -------------   -------------   ------------
                                                                    $      60,300   $      10,000   $     70,300
                                                                    =============   =============   ============
Weighted average interest rate..................................            6.06%           6.96%
                                                                    =============   =============


      The carrying amount of the Company's short-term borrowings approximates their fair value. Interest rates charged by the banks on cash drawdowns of the Company's lines of credit approximate prevailing short-term borrowing rates ranging between 7.70% and 7.74% at June 30, 1996, and 6.89% and 9.75% at June 30, 1995. Interest rates on commercial paper outstanding range from 5.37% to 5.62% at June 30, 1996, and 5.97% to 6.10% at June 30, 1995.

      Letters of credit of approximately $28,000, which are primarily used to back general liability claims, are also available to AFC. At June 30, 1996, letters of credit outstanding totaled approximately $24,300.

      The $50,000 line of credit available to AFC and its ability to issue $50,000 of commercial paper, as amended in April 1996, cover the period through December 1996. These AFC agreements, including $3,325 in long-term debt, require collateralization using certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). Amounts that can be drawn under these agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained margins.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


10.  SHORT-TERM NOTES PAYABLE (CONTINUED)

      Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. The current uncommitted short-term line of credit agreement permits Telmark to borrow up to $4,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $200,000 partially collateralized revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of June 30, 1996, under the short-term line of credit and the revolving term loan facility was $0 and $146,000, respectively.

      The Company and Telmark have ongoing discussions with their lenders and expect to continue to have appropriate and adequate financing to meet their ongoing needs.


11.  DEBT

Long-Term Debt:

      Long-term debt consists of the following at June 30, 1996:

                                                                        Agway
                                                                       and AFC         Telmark          Total
                                                                    -------------   ------------     ------------

Notes payable - banks (a).......................................    $      3,325    $   146,000      $   149,325
Notes payable - insurance companies (b).........................                        126,844          126,844
Other...........................................................          11,136                          11,136
                                                                    -------------   ------------     ------------
Subtotal long-term debt excluding capital leases................          14,461        272,844          287,305
Obligations under capital leases:
      Industrial revenue bonds..................................           2,683                           2,683
      Others....................................................           1,522            156            1,678
                                                                    -------------   ------------     ------------
Total long-term debt............................................          18,666        273,000          291,666
Less: current portion...........................................           6,131         88,122           94,253
                                                                    -------------   ------------     ------------
                                                                    $     12,535    $   184,878      $   197,413
                                                                    =============   ============     ============

(a) Under Telmark's revolving loan facility, principal of $146,000 bears interest at fixed rates ranging from 5.95% to 8.49%, payments commencing July 1996 with final installments due in 2000. Under an AFC loan agreement bearing an interest rate of 8.53%, principal of $3,325 is payable in quarterly installments of $175 commencing August 1996 and ending in February 2001. The bank notes of $149,325 are collateralized by the Company's investment in the bank having a book value of $22,158 at June 30, 1996.

      The Agway and AFC debt agreements contain a number of restrictive financial covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained margins. The $3,325 AFC credit facility loan covenants are integrated with the short-term facilities.

(b) Under Telmark loan agreements with various insurance companies, principal of $126,844 bears interest at fixed rates ranging from 5.90% to 9.17%, payments commencing September 1996 with final installment due in 2000. The note agreements are similar to one another and each contain financial covenants, the most restrictive of which prohibit Telmark from having (1) tangible net worth less than $32,000; (2) a debt-to-equity ratio (as defined) which exceeds 5:1; (3) a ratio of earnings available for fixed charges less than 1.25:1; and (4)dividend distributions after December 31, 1994 that exceed 50% of consolidated net income for the period January 1, 1995 through the date of determination.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


11.  DEBT (CONTINUED)

Subordinated Debt:

      Subordinated debt consists of the following at June 30, 1996:

                                                               Agway
                                                              and AFC             Telmark            Total
                                                            -----------        ------------      ------------

      Subordinated debentures, due 1997 to 2003,
      interest at 6.0% to 8.5%.........................     $   23,243         $    24,258       $    47,501
      Subordinated money market certificates,
      due 1996 to 2008, interest at 4.5% to 9.5%.......        367,426                               367,426
                                                            -----------        ------------      ------------

Total long-term subordinated debt......................        390,669              24,258           414,927
Less:  current portion.................................         14,643                                14,643
                                                            -----------        ------------      ------------
                                                            $  376,026         $    24,258       $   400,284
                                                            ===========        ============      ============


      Of Agway's and AFC's subordinated debt, $330,100 is redeemable in whole or in part at the principal amount plus accrued interest, prior to maturity dates, at the option of the Company. The foregoing debt bears interest payable semi-annually on January 1 and July 1 of each year for AFC and payable quarterly on January 1, April 1, July 1 and October 1 for Telmark. The money market certificates' interest rate is at the greater of the quoted rate or a rate based upon the discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks.

Maturities:

      Aggregate annual maturities on long-term debt during the next five years and thereafter are as follows:

      Fiscal Year                      Capital                                                        Subordinated
      Ending June 30,                  Leases              Borrowings               Total                 Debt
                                    -------------         -------------         -------------        --------------

      1997.......................   $      1,699          $     92,884          $     94,583         $      14,643
      1998.......................          1,349                93,314                94,663                60,902
      1999.......................            859                51,640                52,499                72,583
      2000.......................            200                40,762                40,962                73,435
      2001.......................            201                 8,537                 8,738                41,602
      Thereafter.................          1,079                   168                 1,247               151,762
                                    -------------         -------------         -------------        --------------
                                           5,387               287,305               292,692               414,927
      Imputed interest...........         (1,026)                    0                (1,026)                    0
                                    -------------         -------------         -------------        --------------
      Total......................   $      4,361          $    287,305          $    291,666         $     414,927
                                    =============         =============         =============        ==============

12.  COMMITMENTS AND CONTINGENCIES

Environmental
      The Company is subject to a number of governmental regulations concerning environmental matters, either directly or as a result of the operations of its subsidiaries. The Company expects that it will be required to expend funds to participate in the remediation of certain sites, including sites where the Company has been designated by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and sites with underground fuel storage tanks, and will incur other expenses associated with environmental compliance.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Environmental (continued)
      The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of the Company's degree of responsibility of a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. At June 30, 1996, the Company has been designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the Company's determination of its estimated liability. The Company believes that its past experience provides a reasonable basis for estimating its liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the reserves established will cause future cash outlays over approximately five years based upon current estimates, and it is not expected that such outlays will materially impact the Company's liquidity position.

      As part of its long-term environmental protection program, the Company spent approximately $2,000 in fiscal 1996 on capital projects. The Company estimates that during fiscal 1997 and 1998 approximately $1,300 and $3,700 per year will be spent, respectively, on additional capital projects for environmental protection. These estimates include the additional capital required to comply with EPA Underground Storage Tank (UST) regulations that become effective in December 1998. Presently, the total additional capital required to comply with the EPA UST regulations is estimated to be approximately $3,700. The total capital requirements may change due to the actual number of USTs actively in use on the effective date.

Other
      The Company is also subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters for which payment is probable and amounts reasonably estimable. Management believes any liability that may ultimately result from the resolution of these matters in excess of amounts provided under the above stated policy will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

      Commitments to extend credit at the Company's leasing subsidiary, Telmark, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Outstanding commitments to extend lease financing at June 30, 1996 and 1995 approximated $14,800 and $27,600, respectively.

      During 1994 and prior, Telmark entered into lease sale contracts that contain limited recourse provisions which are limited to 7.5% of the sale proceeds. At June 30, 1996, Telmark was contingently liable for approximately $2,000 under the limited recourse provisions. The Company evaluates the potential liability in establishing its allowance for credit losses.

      The Internal Revenue Service performed a routine employment tax audit during the year and proposed a $6,300 payroll tax adjustment against one of the Company's operations. The proposed assessment alleges that the Company misclassified certain workers. The Company believes the assessment is without merit and that, while possible, it is not probable that any amount will be due. Therefore, the Company has accrued no liability.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other (continued)
      In 1996, the Company entered into a ten-year logistics agreement with an outsourcer to manage its two retail distribution centers. The amount of annual service fees is dependent upon the services provided, volume of activities required and the number of shipping destinations. The estimated annual expense under this agreement (before any expense reimbursement) is approximately $10,000.

      Rent expense for the fiscal years 1996, 1995 and 1994 approximated $9,000, $10,000 and $7,200, respectively. Future minimum payments under noncancelable operating leases approximate $4,200, $4,000, $3,700, $1,700 and $900 for the fiscal years 1997 through 2001, respectively, and approximately $1,400 thereafter.

13.  PREFERRED STOCK
      Values are whole numbers except where noted as (000).

                                                                          Preferred Stock
                                         ---------------------------------------------------------------------------
                                                          Cumulative
                                         ------------------------------------------------     Honorary       Dollar
                                            6%            8%          8%           7%          Member        Amount
                                         Series A     Series B    Series B-1    Series C      Series HM     in 000s
                                         ---------    ---------   ----------    ---------     ---------     --------

Par Value .......................        $    100     $     100   $     100     $     100     $      25
                                         =========    =========   ==========    =========     =========     ========

Shares Authorized ...............         350,000       250,000     140,000       150,000        80,000
                                         =========    =========   ==========    =========     =========
Shares Outstanding:
    Balance June 30, 1993 .......         156,490       228,280      20,860       128,551         2,234    $  53,474
       Issued (redeemed), net ...         181,185        (1,180)     (1,050)         (334)           57       17,864
                                         ---------    ---------   ----------    ---------     ---------    ---------
    Balance June 30, 1994 .......         337,675       227,100      19,810       128,217         2,291       71,338
       Issued (redeemed), net ...         (54,612)       (1,619)       (400)         (409)           70       (5,703)
                                         ---------    ---------   ----------    ---------     ---------    ---------
    Balance June 30, 1995 .......         283,063       225,481      19,410       127,808         2,361       65,635
       Issued (redeemed), net ...         (50,152)       (1,359)       (300)      (11,365)           67       (6,316)
                                         ---------    ---------   ----------    ---------     ---------    ---------
Balance June 30, 1996 ...........         232,911       224,122       19,110      116,443         2,428    $  59,319
                                         =========    =========   ==========    =========     =========    =========


                                                                Preferred Stock
                                        ----------------------------------------------------------
                                                         Cumulative
                                        ----------------------------------------------   Honorary
                                            6%          8%          8%           7%       Member
                                         Series A    Series B   Series B-1   Series C    Series HM
                                        ---------   ---------   ----------   --------    ---------

Annual Dividends Per Share
    June 30, 1994.....................  $    6.00   $    8.00   $    8.00    $    7.00   $    1.50
    June 30, 1995.....................  $    6.00   $    8.00   $    8.00    $    7.00   $    1.50
    June 30, 1996.....................  $    6.00   $    8.00   $    8.00    $    7.00   $    1.50
Shares Held in Treasury
  (purchased at par value):
    June 30, 1994.....................     12,325      22,900      120,190      21,783         546
    June 30, 1995.....................     66,937      24,519      120,590      22,192         632
    June 30, 1996.....................    117,089      25,878      120,890      33,557         729

      There are 10,000 shares of authorized preferred stock undesignated as to series, rate, and other attributes. The Series A preferred stock has priority with respect to the payment of dividends. The Company maintains the practice of providing a market by repurchasing, at par, preferred stock as the holders elect to tender the securities for repurchase, subject to Board of Directors' approval. The Company practice of repurchasing preferred stock specifically does not apply to approximately 166,600 shares of 6% Series A preferred stock issued in fiscal 1994 in connection with the acquisition of local cooperative affiliates. As a condition of this transaction, the Company's repurchase practice for this preferred stock was specifically suspended for a minimum of four years through July 1997. The Series HM preferred stock may be issued only to former members of Agway and no more than one share of such stock may be issued to any one person. The preferred stock has no pre-emptive or conversion rights.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


14.  RETIREMENT BENEFITS

Pension Plan
      The Company has a non-contributory defined benefit pension plan covering the majority of employees of Agway Inc. The plan's benefit formulae generally base payments to retired employees upon years of credited service and a percentage of qualifying compensation during the final years of employment. Generally, pension costs are funded annually at no less than the amount required by law and no more than the maximum allowed by federal income tax guidelines. The vested benefit obligation is based on the actuarial present value of the benefits that the employee would be entitled to at the expected retirement date.

      The majority of the plan's investments consist of U.S. government and agency securities, U.S. corporate bonds, U.S. and foreign equities, equity and bond funds and temporary investments (short-term investments in demand notes and money market funds). At June 30, 1996 and 1995, the Company's plan assets included Company debt securities and preferred stock with estimated fair values of $5,900 and $4,300, respectively.

      The Employees' Retirement Plan of Agway, Inc. has assets that exceed accumulated benefit obligations. The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at June 30:

                                                                                      1996                1995
                                                                                  -------------      -------------
Actuarial present value of benefit obligations:
     Vested..................................................................     $    250,632       $    250,828
     Non-vested..............................................................           11,668             11,724
                                                                                  -------------      -------------
Accumulated benefit obligation...............................................          262,300            262,552
Additional amounts related to projected pay increases........................           29,180             30,165
                                                                                  -------------      -------------
Projected benefit obligation for service rendered to date....................          291,480            292,717
Plan assets at fair value ...................................................          486,650            425,034
                                                                                  -------------      -------------
Projected benefit obligation less than plan assets...........................          195,170            132,317
Unrecognized net gain........................................................          (98,361)           (43,633)
Unrecognized prior service cost..............................................            7,697              9,315
Unrecognized net transition asset............................................          (19,325)           (24,157)
                                                                                  --------------     -------------
Net pension asset............................................................     $     85,181       $     73,842
                                                                                  =============      =============

      Net pension income included the following income/(expense) components for the year ended June 30:

                                                                   1996               1995                1994
                                                              --------------      -------------      --------------
      Service benefits earned during the period...........    $      (6,060)      $     (5,920)      $      (5,900)
      Interest cost on projected benefit obligation.......          (21,216)           (21,033)            (20,700)
      Actual return on plan assets........................           83,238             62,415               7,213
      Net amortization and deferral.......................          (44,624)           (25,506)             28,651
                                                              ---------------     --------------     ---------------
                                                              $      11,338       $      9,956       $       9,264
                                                              ===============     ==============     ===============

      In determining the actuarial present values of the projected benefit obligations as of June 30, the following assumptions were used:

                                                                                         1996                1995
                                                                                        -------             -------
      Weighted average discount rate.........................................             7.75%                7.5%
      Rate of increase in future compensation................................              5.5%                5.5%
      Expected long-term rate of return......................................            10.25%              10.25%

      The effect of the changes in the weighted average discount rate to the projected benefit obligation and the accumulated benefit obligation was not material.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


14.  RETIREMENT BENEFITS (CONTINUED)

Postretirement Benefits
      The Company provides postretirement health care and life insurance benefits to eligible retirees and their dependents. Eligibility for benefits depends upon age and years of service. The Company's postretirement benefit plans are not funded. The reconciliation of funded status and net periodic postretirement benefit cost recognized in the Company's consolidated financial statements at June 30 were as follows:

                                                                                    Health and Life Insurance
                                                                                      1996              1995
                                                                                  -------------    -------------
Reconciliation of funded status:
- - --------------------------------
Accumulated postretirement benefit obligation:
   Retirees and surviving spouses............................................     $     30,538     $     31,150
   Actives eligible to retire................................................            3,345            3,430
   Actives not yet eligible to retire........................................           10,289           10,741
                                                                                  -------------    -------------
Total unfunded accumulated postretirement benefit obligation.................           44,172           45,321
Unrecognized net loss........................................................           (1,281)          (2,231)
Unrecognized net transition obligation.......................................          (21,348)         (22,603)
                                                                                  -------------    -------------
   Accrued postretirement benefit cost.......................................     $     21,543     $     20,487
                                                                                  =============    =============


                                                                     1996             1995              1994
                                                                -------------     -------------    -------------
Annual expense for fiscal year ended June 30:
- - ---------------------------------------------
Service cost-benefits earning during the period.............    $        816      $        724     $      1,209
Interest cost...............................................           3,243             3,521            4,314
Amortization of transition obligation.......................           1,255             1,452            2,042
                                                                -------------     -------------    -------------
   Net periodic postretirement benefit cost.................    $      5,314      $      5,697     $      7,565
                                                                =============     =============    =============

      In determining the accumulated postretirement benefit obligation, the weighted average discount rate used was 7.75% and 7.5% at June 30, 1996 and 1995, respectively. This change has no material effect on the accumulated postretirement benefit obligation.

      For measurement purposes, the assumed health care cost trend rate used to measure the Company's accumulated benefit obligation was, for persons under age 65, 7.3% and 7.7% for June 30, 1996 and 1995, respectively. For persons over age 65, the Company has an insured medical program limiting the Company's subsidy to a per month/per retiree basis. The health care cost trend rate assumption for fiscal 1997 and forward at June 30, 1996 and 1995 decreases gradually until the year 2002, when the ultimate trend rate is then fixed at 5.5%. A one percentage point increase in the assumed health care cost trend rate at June 30, 1996, would increase the aggregate service and interest cost components of net periodic expense by $200, and the accumulated postretirement benefit obligation by $1,700.

Employees' Thrift Investment Plan
      The Agway Inc. Employees' Thrift Investment Plan is a defined contribution plan covering substantially all employees of Agway and its subsidiaries. Under the plan, each participant may invest up to 15% of his or her salary, of which a maximum of 6% qualifies for Company matching. Participant contributions are invested at the option of the participant in any combination of four funds.

      The Company will contribute an amount of at least 10%, but not more than 50%, of each participant's regular contributions, as defined, up to 6% of his or her salary on an annual basis. Company contributions to this plan for fiscal years ended June 30, 1996, 1995 and 1994 were approximately $1,300, $500 and $1,400, respectively. For the fiscal year ended June 30, 1996, the Board of Directors of the Company approved an additional match of 20% to supplement the minimum contribution level of 10%.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


15.  FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING

      The Company, as an agricultural cooperative in the northeastern United States, operates principally in five business segments: (1) Agriculture, through AAP, engages in the manufacturing and processing of various animal feeds, crop inputs, fertilizers and farm supplies; and through CPG, engages in the manufacturing, processing and repacking of a variety of agricultural products marketed directly to consumers, retailers, wholesalers and processors as well as to AAP and ARS. (2) Retail, through ARS, engages in the retail marketing of agricultural supplies and materials, yard and garden items, and pet food and pet supplies, as well as the wholesale purchase, warehousing and distribution of these products to Agway franchised representatives and other businesses. It also provides marketing, purchasing, technical and strategic support for AAP and the Agway retail store outlets. (3) Energy, through Agway Petroleum Corporation, markets petroleum products including heating oil, propane, and power fuels, as well as markets, installs and services oil and gas heating and air conditioning equipment and other related items. (4) Leasing, through Telmark Inc., is engaged in the business of leasing agricultural related equipment, vehicles and buildings to farmers and other customers, primarily in rural communities. (5) Insurance markets property and casualty insurance, and through Agway Insurance Agency Inc., markets accident and health insurance as well as long-term-care products. Total revenue of each industry segment includes the sale of products and services to unaffiliated customers, as reported in the Company's consolidated statements of operations, as well as sales to other segments of the Company, which are accounted for on a cost-plus-markup basis.

      Operating margin (loss) consists of total revenues less operating expenses. Certain expenses, including personnel, legal, tax reporting, and corporate management, are allocated based on a formula that considers assets and revenues. In computing operating margin (loss), none of the following items have been added to or deducted from segment results: revenue earned at the corporate level and not derived from operations of any industry segment; corporate expenses; interest expense, net of interest income; other income generated from assets not allocable to segments; member refunds; income taxes; and margin or
(loss) from discontinued operations.

      Identifiable assets in the segments of the Company are those assets used by each segment in its operations. General management assets consist principally of cash, various prepaid expenses, fixed assets, net pension assets and net assets of discontinued operations. As stated in Note 18 to these financial statements, Hood was reclassified to a discontinued operation in 1996. The segment reporting reflects this.

Year ended June 30, 1996    Agriculture      Retail        Energy      Leasing     Insurance     Other(a)     Consolidated
- - ------------------------    -----------  -------------  -----------  -----------   ----------  ------------   ------------
Net sales and revenues to
  unaffiliated customers.   $   787,267  $    253,362   $   545,704  $    48,577   $   25,431  $     2,261    $  1,662,602
Intersegment sales and
  revenues...............        82,168         8,857           323           50                   (91,398)
                            -----------  -------------  -----------  -----------   ----------  ------------   ------------
    Total sales and
  revenues...............   $   869,435  $    262,219   $   546,027  $    48,627   $   25,431  $   (89,137)   $  1,662,602
                            ===========  =============  ===========  ===========   ==========  ============   ============

Operating margin (loss)
 plus other income, net..   $    18,428  $      3,495   $    12,173  $    11,502   $   (5,317) $     12,103   $     52,384
Interest expense, net of
  interest income........                                                                                          (33,085)
                                                                                                              -------------
      Margin (loss)
       from continuing
       operations before
       income taxes                                                                                           $     19,299
                                                                                                              ============

Identifiable assets......   $   362,659  $    105,724   $   168,452  $   394,470   $   53,971  $    158,995   $  1,244,271
Depreciation and
 amortization............        10,917         9,872        10,545          450          125         1,513         33,422
Capital expenditures.....         8,624        10,796         4,332        1,142           13         1,118         26,025

(a) Represents unallocated corporate items and intersegment eliminations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


15.  FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING (CONTINUED)


Year ended June 30, 1995    Agriculture      Retail       Energy       Leasing     Insurance    Other(a)   Consolidated
- - ------------------------    -----------   ------------   ----------   ----------   ---------   ----------  ------------

Net sales and revenues to
  unaffiliated customers    $   726,877   $    280,682   $  510,439   $   41,874  $  29,609   $   2,572   $  1,592,053
Intersegment sales and
  revenues ..............        64,830         10,294          339           68                (75,531)
                            -----------   ------------   ----------   ----------  ---------   ----------  ------------
    Total sales and
     revenues ...........   $   791,707   $    290,976   $  510,778   $   41,942  $  29,609   $ (72,959)  $  1,592,053
                            ===========   ============   ==========   ==========  =========   ==========  ============

Operating margin (loss)
  plus other income, net.   $    (9,017)  $     (5,039)  $   10,244   $    9,272  $     304   $  17,889   $     23,653
Interest expense, net of
  interest income........                                                                                      (30,003)
                                                                                                          ------------
      Margin (loss)
       from continuing
       operations before
       income taxes                                                                                       $     (6,350)
                                                                                                          ============

Identifiable assets......   $   367,101   $    106,517   $  168,987   $  357,653  $  56,339   $ 168,154   $  1,224,751
Depreciation and
  amortization...........        15,272          5,013       10,519          257        256       2,403         33,720
Capital expenditures.....        12,725          4,486       18,051          719        144       2,350         38,475



Year ended June 30, 1994    Agriculture      Retail         Energy     Leasing    Insurance     Other(a)   Consolidated
- - ------------------------    -----------   ------------   -----------  ----------  ----------  ----------  ------------

Net sales and revenues to
  unaffiliated customers.   $   753,786   $    316,972   $  555,549   $   35,043  $  30,703   $   2,221   $  1,694,274
Intersegment sales and
  revenues...............        91,297          6,070          485           85                (97,937)
                            -----------   ------------   -----------  ----------  ----------  ----------  ------------
    Total sales and
      revenues...........   $   845,083   $    323,042   $  556,034   $   35,128  $  30,703   $ (95,716)  $  1,694,274
                            ===========   ============   ===========  ==========  ==========  ==========  ============

Operating margin (loss)
  plus other income, net.   $   (13,020)  $     (8,353)  $   24,347   $    8,485  $   1,010   $  20,084   $     32,553
Interest expense, net of
  interest income........                                                                                      (27,645)
                                                                                                          ------------
      Margin (loss)
       from continuing
       operations before
       income taxes                                                                                       $      4,908
                                                                                                          ============

Identifiable assets......   $   375,318   $    125,316   $  172,809   $  300,502  $  55,041   $ 244,725   $  1,273,711
Depreciation and
  amortization...........        13,353          7,438       10,511          191        245       2,588         34,326
Capital expenditures.....         9,727          7,407       11,649          643        188       3,115         32,729


(a) Represents unallocated corporate items and intersegment eliminations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


16.  OTHER INCOME (EXPENSE)

      The components of other income (expense) for the year ended June 30 are summarized below:

                                                                   1996               1995                1994
                                                              -------------       -------------      -------------

      Patronage refund income.............................    $      8,037        $      2,904       $         409
      Rent & storage revenue..............................           4,295               3,313               3,672
      Gain/(loss) on sale of:
          Businesses......................................           3,799
          Other security investments......................           1,348                                      11
          Properties and equipment........................            (891)             (1,436)                479
      Dividend income.....................................             320                 206                 217
      Sale of scrap.......................................             189                 519                 446
      Other, net..........................................           1,986               1,631                 477
                                                              -------------       -------------      -------------
                                                              $     19,083        $      7,137       $       5,711
                                                              =============       =============      =============

17.  SUPPLEMENTAL DISCLOSURES ABOUT CASH FLOWS
                                                                   1996               1995                1994
                                                              -------------       -------------      -------------
      Additional  disclosure of operating cash flows:
       Cash paid during the year for:
          Interest........................................    $     43,195        $     39,339       $      35,929
                                                              =============       =============      =============
          Income taxes....................................    $      3,499        $      9,826       $      11,249
                                                              =============       =============      =============

      Additional disclosure for non-cash investing and financing activities:

        Dividends declared but unpaid at June 30..........    $      2,210        $      2,410       $       2,589
                                                              =============       =============      =============

      In fiscal 1994, the Company settled the acquisition of 52 affiliates acquired in fiscal 1993 and 1994 by paying $5,044 in cash and using $16,661 in restricted preferred stock--6%, $100 par value.

18.  DISCONTINUED OPERATIONS

      On March 23, 1993, the Company's Board of Directors authorized management to sell its 34% interest in Curtice Burns and 99.9% interest in Hood, the major investments in what was Agway's Food Group segment.

Curtice Burns
      On November 3, 1994, Holdings sold its interest in Curtice Burns to Pro-Fac and received cash proceeds of $55,786 and recorded a $4,430 profit, net of income taxes of $19,700.

Hood
      On December 15, 1995, Holdings sold all of its common stock of Hood. In accordance with the Stock Purchase Agreement, Holdings received $25,500 in the form of $15,900 in cash and $9,600 in a promissory note in consideration of the sale of its Hood common stock. Holdings assumed certain specified obligations of Hood, including the liability for certain supplemental executive retirement plans and certain management bonuses. Furthermore, under the Stock Purchase Agreement, Holdings has indemnified the Buyer with regard to specified representations, warranties and litigation; federal and state taxes through fiscal 1995; and 50% of all other indemnification obligations in excess of $1,000 identified within two years of the closing date. The obligations and/or liabilities assumed and expenses incurred by Holdings in the transaction are estimated at $7,000. Immediately after closing, Holdings exchanged the note of $9,600 received as proceeds for certain specified assets of Hood, including stock of a Farm Credit System cooperative bank, certain accounts receivable and certain real estate and fixed assets.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


18.  DISCONTINUED OPERATIONS (CONTINUED)

      As a result of the sale of Hood, the Company reclassified Hood as a discontinued operation for financial reporting purposes. Prior year results have been restated to reflect Hood as a discontinued operation. Net sales and revenues from the discontinued operations of Hood and Curtice Burns were approximately $188,000, $749,000 and $1,323,000 for the period of time owned during the years ended June 30, 1996, 1995 and 1994, respectively.

      A summary of net assets of discontinued operations at June 30, 1995, previously reported as continuing operations, is a follows:

           Accounts receivable...............................     $     45,399
           Inventory.........................................           20,337
           Property, plant and equipment, net................           62,560
           Other, net........................................           17,262
           Accounts payable and other liabilities............          (76,815)
           Structured debt...................................          (53,009)
                                                                  -------------
                                                                  $     15,734
                                                                  =============

      The impact of the reclassification of Hood losses from continuing operations to margin (loss) from discontinued operations is as follows:

                                                                Fiscal Year      Fiscal Year      Fiscal Year
                                                                   Ended            Ended           Ended
                                                               June 30, 1996    June 30, 1995    June 30, 1994
                                                               -------------    -------------    -------------

Loss from continuing operations as reported
    at June 30, 1995......................................                      $     (22,962)   $      (5,682)
Reclasses to discontinued operations:
Interest expense..........................................    $       (415)            (1,000)          (1,783)
Transaction costs and allowance...........................            (746)           (16,724)
Pre-tax margin (loss) from Hood operations................             446             (2,666)          (7,681)
                                                              -------------     -------------    --------------
Pre-tax loss .............................................            (715)           (20,390)          (9,464)
Income tax benefit........................................             120              5,406            3,086
                                                              -------------     -------------    --------------
    Losses reclassified to discontinued operations........            (595)           (14,984)          (6,378)
                                                              -------------     --------------   --------------
(Loss) margin from continuing operations--reclassified
    balance...............................................    $       (595)     $      (7,978)   $         696
                                                              =============     =============    ==============


      A reconciliation to loss from discontinued operations as previously reported follows:

                                                               Fiscal Year       Fiscal Year       Fiscal Year
                                                                   Ended            Ended             Ended
                                                              June 30, 1996     June 30, 1995    June 30, 1994
                                                              -------------     -------------    -------------
Margin (loss) from discontinued operations
  as reported at June 30, 1995:
      Gain on sale of Curtice Burns, net of tax
          of $19,700......................................                      $      4,430
      Previous reclassification to reconsolidate Hood,
          net of tax benefit (expense) of $8,230 and
          $(3,086), respectively..........................                             2,624     $      2,378
Reclassification of Hood losses to discontinued
    operations (above)....................................    $       (595)          (14,984)          (6,378)
                                                              -------------     --------------   --------------
Restated balance - loss on disposal of discontinued
    operations, net of tax................................    $       (595)     $     (7,930)    $     (4,000)
                                                              =============     =============    ==============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


19.  FINANCIAL AND COMMODITY INSTRUMENTS

FINANCIAL INSTRUMENTS

Fair Value
      Carrying amounts of trade notes and accounts receivable, financial instruments included in other assets and other liabilities, notes payable and accounts payable approximate their fair values because of the short-term maturities of these instruments. The fair value of the Company's long-term debt and subordinated debentures is estimated based on discounted cash computations using estimated borrowing rates available to the Company ranging from 6.80% to 8.96% in 1996 and 6.75% to 8.38% in 1995.

      The  carrying   amounts  and  estimated   fair  values  of  the  Company's
significant financial instruments held for purposes other than trading at June 30, 1996 and 1995, were as follows:

                                                              1996                           1995
                                                 -----------------------------      -----------------------------
                                                   Carrying            Fair           Carrying            Fair
                                                    Amount             Value           Amount             Value
                                                 -----------       -----------      ------------      -----------
Liabilities:
Long-term debt  (excluding capital leases).....  $   287,305       $   288,446      $    262,722      $   266,040
Subordinated debentures........................      414,927           409,163           399,064          398,788

Off-Balance Sheet Risk
      In the normal course of business, the Company has letters of credit, performance contracts and other guarantees that are not reflected in the accompanying consolidated balance sheets. In the past, no significant claims have been made against these financial instruments. Management believes that the likelihood of performance under these financial instruments is minimal and expects no material losses to occur in connection with these instruments.

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

Credit and Market Risk
      The Company, operating as an agricultural cooperative primarily in the Northeast, has a concentration of accounts and lease receivables due from farmer-members throughout the region. This concentration of agricultural customers may affect the Company's overall credit risk in that the repayment of farmer-member receivables may be affected by inherent risks associated with (1) the overall economic environment of the region; (2) the impact of adverse regional weather conditions on crops; and (3) changes in the level of government expenditures on farm programs and other changes in government agricultural programs that adversely affect the level of income of farmers. The Company mitigates this credit risk by analyzing farmer-member credit positions prior to extending credit and requiring collateral on long-term arrangements and the underlying asset with Telmark's lease contracts.

      Energy extends unsecured credit to petroleum wholesalers and residential fuel-oil customers. The Retail business extends working capital lines of credit, secured by inventory and accounts receivable, to its representatives. The credit function within the Energy and Retail businesses manages credit risk associated with these trade receivables by routinely assessing the financial strength of its customers.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


19.  FINANCIAL AND COMMODITY INSTRUMENTS (CONTINUED)

COMMODITY INSTRUMENTS

      As described in Note 1, the Company uses exchange-traded futures to manage the risk of commodity price changes in its grain marketing and feed businesses. These contracts permit settlement by delivery of commodities and therefore are not financial instruments as defined. The margin accounts for open commodity futures contracts, which reflect daily settlements as market values change, are recorded in advances and other receivables. The margin account represents the Company's basis in those contracts. As of June 30, 1996 and 1995, the carrying and fair value of the Company's investment in commodities futures contracts was $3,600 and $300, respectively. As futures are actively traded on regulated exchanges, the contracts are subject to movements in market values.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
      The Directors of the Company determine Company policy and are nominated on a district representation basis by committees representing members within each district. Each of the following directors is a full-time farmer and has been engaged in full-time farming during the past five years:

                                                                                          Year
                                                                                         Became
                                                                                            A
         Name                  Age  Office                    Name of Farm              Director    Term Expires
         ----                  ---  ------                    ------------              --------    ------------

Ralph H. Heffner(1)            58   Chairman of the           Jersey Acres Farms Inc.     1973     November 1997
                                    Board and Director
Robert L. Marshman             57   Vice Chairman of the
                                    Board and Director        Marshman Farms              1989     November 1996
Keith H. Carlisle              54   Director                  Carlisle Bros., Inc.        1995     December 1998
Vyron M. Chapman(2)            63   Director                  Chapman Farms, Inc.         1985     November 1997
D. Gilbert Couser              55   Director                  Shawangunk View Farm        1995     December 1998
Andrew J. Gilbert              37   Director                  Adon Farms                  1995     December 1998
Peter D. Hanks                 48   Director                  Big Green Farms, Inc.       1984     November 1996
Frederick A. Hough             70   Director                  The Hough Farm              1979     November 1997
Samuel F. Minor                58   Director                  The Springhouse             1987     November 1996
Donald E. Pease                60   Director                  Pease Farms                 1972     November 1996
Carl D. Smith                  61   Director                  Hillacre Farms              1984     November 1996
Thomas E. Smith                61   Director                  Lazy Acres                  1986     December 1998
Gary K. Van Slyke              53   Director                  VanSlyke's Dairy Farm       1994     November 1997
Joel L. Wenger                 65   Director                  Weng-Lea Farms              1987     November 1996
Edwin C. Whitehead             55   Director                  White Ayr Farms             1994     November 1997
Christian F. Wolff, Jr.        71   Director                  Pen-Col Farms               1982     November 1997
William W. Young               43   Director                  Will-O-Crest Farm           1989     December 1998

      Ralph H. Heffner, Chairman of the Board of Directors, was paid $53,400 and Robert L. Marshman, Vice Chairman of the Board of Directors, was paid $37,700 for their services for the fiscal year ended June 30, 1996. All other directors were paid an annual retainer fee of $9,000 and an amount of $200 for each day that they were involved in business for the Company. The Company has a program in which all directors have an option to either receive or defer amounts earned as directors. Expenses of Board members incurred in connection with Company business are reimbursed by the Company.

      A retirement benefit plan for Board members requires annual payments to retired or permanently disabled directors who served a minimum of six full years. The benefit is computed at $250 for each full year of service and is paid to the director or surviving spouse for a period equal to the years served on the Board through December 31, 1995, the date the plan was terminated. All earned benefits as of December 31, 1995, will be paid when due.

      (1) All correspondence in relation to operational matters should be addressed to D.P. Cardarelli, President, Chief Executive Officer and General Manager, Agway Inc., P.O. Box 4933, Syracuse, New York 13221.

      (2) On May 18, 1995, Mr. Chapman and Mildred E. Chapman, doing business as Chapman Farms and Chapman Country Store, filed a petition under Chapter 12 of the Federal Bankruptcy Code in U.S. Bankruptcy Court, Utica, New York. Agway has filed a proof of claim in the bankruptcy proceedings as an unsecured creditor in the sum of $30,000 for supplies sold on credit to the Chapmans.

EXECUTIVE OFFICERS
      The executive officers of the Company provide operating control to carry out the policies established by the Board of Directors and serve at the discretion of the Board with no guarantee of employment. There are no full-time executive officers of the Company who are members of the Board of Directors. The principal occupation of all executive officers of the Company for the past five years, except for Mr. Schalk, has been as an officer or employee of the Company. The following is a listing of these officers as of July 1, 1996, except as noted below:

                                                                                                  Years Served
          Name                      Age      Office                                                As Officer
          ----                      ---      ------                                               ------------

    Donald P. Cardarelli            40       President, CEO and General Manager                        5
    Robert A. Fischer, Jr.          48       Vice President, Agway Agricultural Products               1
    David M. Hayes                  52       Senior Vice President, General Counsel and Secretary     15
    Stephen H. Hoefer               41       Vice President, Public Affairs                            2
    Michael R. Hopsicker            31       Vice President, Agway Energy Products                     -
    Dennis J. LaHood                50       Vice President, Country Products Group                    1
    Peter J. O'Neill                49       Senior Vice President, Treasurer and Controller           7
    William L. Parker               49       Vice President, Chief Information Officer                 1
    Donald F. Schalk                45       Vice President, Agway Retail Services                     1
    Robert D. Sears                 55       Vice President, Membership                                2

      Mr. Cardarelli served as Executive Vice President for Agway Insurance Company from July 1988 through August 1991; as Treasurer of the Company from August 1991 through May 1992; as Vice President, Treasurer of the Company from May 1992 to August 1994; as Executive Vice President and Chief Operating Officer from August 1994 to January 1995; and as General Manager and CEO from January 1995 and President from February 1995 to July 1, 1996.

      Mr. Fischer has served as President, Milford Fertilizer Company, since June 1970 and as Vice President, Agway Agricultural Products, from September 1994 to July 1, 1996.

      Mr. Hoefer served as Director of Public Affairs/Government Relations from July 1984 through June 1992; as Director of Government Affairs/Corporate Transportation Services from June 1992 through June 1994; and as Vice President, Public Affairs, from June 1994 to July 1, 1996.

      Mr. Hopsicker served as Assistant Treasurer, Finance & Control from October 1991 to November 1992; as Director, Planning & Operations, AEP, from November 1992 to December 1994; as Director, Financial Planning, Finance & Control, from December 1994 to October 1995; as Director, Business Development, ARS, from October 1995 to April 1996; and as Vice President, Agway Energy Products, from April 1996 to July 1, 1996.

      Mr. LaHood served as President, ADS, from October 1987 to August 1992; as Director, Computer and Communication Services, from August 1992 to October 1992; as Director, Country Foods, from October 1992 to October 1994; as Executive Director, Country Foods and Seed Operations, from October 1994 to February 1995; and as Vice President, Country Products Group, from February 1995 to July 1, 1996.

      Mr. Parker served as Vice President, Systems, for Agway Insurance from July 1985 to January 1993; as Director of New Project Management from January 1993 to September 1994; as Vice President, Information Services, from September 1994 to May 1996; and as Vice President, Chief Information Officer and Director of Information Services, ARS, from May 1996 to July 1, 1996.

      Mr. Schalk served as Director of Marketing-Agriculture from January 1990 to July 1993 and as Vice President, Agway Retail Services, from November 1994 to July 1, 1996. For the period July 1993 to November 1994, Mr.
Schalk was a region manager of Harris Moran Seed Co.

      Mr. Sears served as Director of Business Development of Country Foods from June 1990 through June 1992; as Director of Member Relations from June 1992 through June 1994; and as Vice President, Membership, from June 1994 to July 1, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information regarding annual and long-term compensation for services in all capacities to the Company for the fiscal years ended June 1996, 1995 and 1994 of those persons who served as (i) the chief executive officer (CEO) at any time during the fiscal year, and (ii) the other four most highly compensated executive officers of the Company (other than the CEO) who were serving in such capacity at June 30, 1996.

                                            SUMMARY COMPENSATION TABLE
- - ------------------------------------------------------------------------------------------------------

                                            ANNUAL COMPENSATION
                                            -------------------
NAME AND                                                                                  ALL OTHER
PRINCIPAL POSITION              YEAR            SALARY(1)        BONUS(2)              COMPENSATION(3)
- - ------------------------------------------------------------------------------------------------------
Donald P. Cardarelli            1996             $336,065        $330,638                     $  3,038
  President, CEO and            1995              236,232         125,000                        1,004
  General Manager

Robert A. Fischer, Jr.          1996              200,000         175,090                      105,212
  Vice President,               1995              156,370            -                         104,281
  Agway Agricultural
  Products

Dennis J. LaHood                1996              165,022         132,000                        2,780
 Vice President,                1995              126,598            -                             759
 Country Products
 Group

Peter J. O'Neill                1996              250,016         150,000                        6,137
  Senior Vice President,        1995              219,182          75,000                        1,990
  Finance and Control,          1994              200,582          34,645                        1,465
  Treasurer and
  Controller

Donald F. Schalk                1996              180,124         144,000                        1,887
 Vice President,                1995               98,280            -                             390
 Agway Retail
 Services



      (1) Salary is used in determining the average annual compensation pursuant to the Company's Retirement Plan. This amount includes all deferred amounts under the Company's 40l(k) Plan and Benefits Equalization Plan.

      (2) Members of the chief executive officer's staff and other executives designated by the Company's chief executive officer are eligible for participation in the Agway Inc. management incentive plan (the "Plan"). Contingent upon each individual's performance, the Company's net margin, and other performance factors, each eligible executive may be paid a bonus. Bonuses are reflected in the fiscal year earned regardless of payment date. In November 1995, a bonus to the President, CEO and General Manager was determined and paid based on performance during fiscal 1995.

      (3) Amounts shown for certain officers include contributions made by the Company to the Agway Inc. Employees' Thrift Investment Plan, the Agway Inc. Employees' Benefit Equalization Plan, the Agway Inc. Employees' Deferred Compensation Program, non-compete payments and any other payments not appropriately characterized as salary or bonus.

EMPLOYEES' RETIREMENT PLAN

      The Employees' Retirement Plan of Agway Inc. (the "Retirement Plan") is a non-contributory defined benefit plan covering nearly all employees. The Retirement Plan provides for retirement benefits, at a normal retirement age of 65, based upon average annual compensation received during the highest 60 consecutive months in the last 10 years of service and credited years of service. Optional earlier retirement and other benefits are also provided. The Retirement Plan pays a monthly retirement benefit based on the greater amount calculated under two formulas. The benefit amount under one formula is subject to an offset for Social Security benefits.

      The following table shows estimated annual benefits payable upon retirement based on certain 5-year average remuneration levels and years-of-service classifications. The table was developed assuming a normal retirement at age 65.

                                                PENSION PLAN TABLE
                                             YEARS OF CREDITED SERVICE
- - ----------------------------------------------------------------------------------------------------------------------
    REMUNERATION              5                  15                   25                  35                   45
- - ----------------------------------------------------------------------------------------------------------------------

      $100,000             $ 8,000             $24,000             $ 40,000            $ 56,000             $ 72,000
       125,000              10,000              30,000               50,000              70,000               90,000
       150,000              12,000              36,000               60,000              84,000              108,000
       175,000              14,000              42,000               70,000              98,000              126,000
       200,000              16,000              48,000               80,000             112,000              144,000
       225,000              18,000              54,000               90,000             126,000              162,000
       250,000              20,000              60,000              100,000             140,000              180,000
       275,000              22,000              66,000              110,000             154,000              198,000
       300,000              24,000              72,000              120,000             168,000              216,000
       325,000              26,000              78,000              130,000             182,000              234,000
       350,000              28,000              84,000              140,000             196,000              252,000
       375,000              30,000              90,000              150,000             210,000              270,000


      Amount under the Retirement Plan may be subject to reduction because of the limitations imposed under the Internal Revenue Code; however, the extent of any reduction will vary in individual cases according to circumstances existing at the time pension payments commence. The Company's Employees' Benefit Equalization Plan of Agway Inc. has been established to provide for the amount of any such reduction in annual pension benefits under the Retirement Plan.

      The benefits shown are computed on a straight life basis and do not reflect an offset for up to 50% of the Social Security benefits, subject to certain minimum benefits. Also, the benefits are based on continuing the Plan's benefit formulas as in effect on June 30, 1996. As of June 30, 1996, the officers and their respective number of credited years of service under the Retirement Plan were as follows: Messrs. Cardarelli, 11; O'Neill, 7; LaHood, 26; and Schalk, 21. Mr. Fischer does not participate in the Retirement Plan nor any other long-term incentive programs of the Company. However, he participates in the profit sharing plan of Milford Fertilizer. "Compensation" is defined as the regular salary or wages, as reported in the "Salary" column of the Summary Compensation Table, which is paid to an employee for services rendered to Agway Inc., including overtime and vacation pay but excluding bonuses or special pay.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDE PARTICIPATION

      There are no reportable items under this caption.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      There are no reportable items under this caption.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Agway's members, including its Directors, are customers of the Company and/or its subsidiaries. They purchase products from the Company in the normal course of operating their farm businesses and may sell certain agricultural products to the Company at market prices. The prices, terms and conditions of any purchase or sale transaction are on the same basis for all of the Company's members.

                                                      PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                                                                                                             PAGE
      (A)  INDEX TO DOCUMENT LIST                                                                          LOCATION
                                                                                                           --------
           (1)  FINANCIAL STATEMENTS

                Among the responses to this Item 14(a)(1) are the following financial statements, which are included in Item 8 on page 24:

                (i)   Report of Independent Accountants                                                          26

                (ii)  Consolidated Balance Sheets, June 30, 1996 and 1995                                        29

                (iii) Consolidated Statements of Operations, fiscal years ended June 30, 1996,
                      1995 and 1994                                                                              30

                (iv)  Consolidated   Statements  of  Changes  in   Shareholders'
                      Equity, fiscal years ended June 30, 1996, 1995 and 1994                                    31

                (v)   Consolidated Statements of Cash Flow, fiscal years ended June 30, 1996,
                      1995 and 1994                                                                              32

                (vi)  Notes to Consolidated Financial Statements                                                 33

           (2)  FINANCIAL STATEMENT SCHEDULES

                (i)   Report of Independent Accountants                                                          61

                (ii)  The following schedules are present

                           Schedule I      - Condensed Financial Information of Registrant, each of the
                                                three years in the period ended June 30, 1996                    62
                           Schedule II     - Valuation and Qualifying Accounts, fiscal years ended
                                                June 30, 1996, 1995 and 1994                                     66


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

Syracuse, New York
August 30, 1996

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------

                                   AGWAY INC.
                            CONDENSED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                        1996              1995
                                                                                   --------------    -------------

Current assets:
      Cash......................................................................   $       1,029
      Trade accounts receivable (including notes receivable of $30,820 and $31,240, respectively) less allowance for doubtful
           accounts of $5,312 and $5,641, respectively..........................          89,952     $     101,504
      Operating advances receivable from subsidiaries...........................          18,578            19,357
      Inventories...............................................................          57,849            55,458
      Other current assets......................................................          64,367            41,901
                                                                                   --------------    -------------
           Total current assets.................................................         231,775           218,220

Investments in subsidiaries.....................................................         183,243           195,403

Properties and equipment, net...................................................          60,188            68,425

Net pension asset...............................................................          85,181            73,842

Other assets....................................................................           1,449            18,623
                                                                                   --------------    -------------

           Total assets.........................................................   $     561,836     $     574,513
                                                                                   ==============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable..........................................................   $      42,405     $      37,101
      Operating advances payable to subsidiaries................................         185,744           195,167
      Other current liabilities.................................................         120,888           117,498
                                                                                   --------------    -------------
           Total current liabilities............................................         349,037           349,766

Other liabilities...............................................................          41,540            52,381

Preferred stock.................................................................          59,319            65,635

Shareholders' equity............................................................         111,940           106,731
                                                                                   --------------    -------------

           Total liabilities and shareholders' equity...........................   $     561,836     $     574,513
                                                                                   ==============    =============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------

                                   AGWAY INC.
             CONDENSED STATEMENTS OF OPERATIONS AND RETAINED MARGIN
                 FISCAL YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                             (THOUSANDS OF DOLLARS)



                                                                      1996              1995              1994
                                                                 ---------------   --------------    -------------

Net sales and revenues from:
      Product sales...........................................   $      594,188    $     500,145     $     535,408
      Other services..........................................            7,890            7,398             8,086
                                                                 ---------------   --------------    -------------
           Total net sales and revenues.......................          602,078          507,543           543,494
Cost and expenses from:
      Products and plant operations...........................          550,383          472,137           516,810
      Selling, general and administrative activities..........           56,961           58,887            62,776
      Restructuring costs (credit)............................           (1,301)          (4,179)           (6,065)
                                                                 ---------------   --------------    -------------
           Total operating costs and expenses.................          606,043          526,845           573,521
                                                                 ---------------   --------------    -------------

Operating loss................................................           (3,965)         (19,302)          (30,027)
Interest expense, net.........................................             (786)            (241)           (6,206)
Other income, net.............................................           28,857           24,143            18,903
                                                                 ---------------   --------------    -------------
Margin (loss) from continuing operations before
  income taxes and equity in earnings of subsidiaries ........           24,106            4,600           (17,330)
Income tax expense (benefit)..................................            2,185           17,995           (19,848)
                                                                 ---------------   --------------    -------------
Income (loss) before equity in earnings of subsidiaries.......           21,921          (13,395)            2,518
Equity in (loss) earnings of unconsolidated subsidiaries......          (11,836)           5,417            (1,822)
                                                                 ---------------   --------------    -------------
Margin (loss) from continuing operations......................           10,085           (7,978)              696
Discontinued operations:
      Loss from operations, including tax benefit of
          $120, $13,637 and $0, respectively..................             (595)         (12,360)           (4,000)
      Gain on disposal of Hood, net of tax expense
        of $1,711.............................................            2,110
      Gain on disposal of Curtice Burns, net of tax
        expense of $19,700....................................                             4,430
                                                                 ---------------   -------------     -------------
           Margin (loss) from discontinued operations.........            1,515           (7,930)           (4,000)
                                                                 ---------------   --------------    -------------

Net margin (loss) ............................................           11,600          (15,908)           (3,304)
Retained margin - July 1......................................          102,532          123,346           131,787
Dividends.....................................................           (4,382)          (4,785)           (5,044)
Equity in net unrealized losses of insurance company..........             (500)            (121)              (93)
                                                                 ---------------   --------------    -------------

Retained margin - June 30.....................................   $      109,250    $     102,532     $     123,346
                                                                 ===============   ==============    =============


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------

                                   AGWAY INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                 FISCAL YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                             (THOUSANDS OF DOLLARS)



                                                                      1996              1995              1994
                                                                 ---------------   --------------    --------------

Net cash flows from operating activities......................   $       18,063    $      17,506     $       4,179
Cash flows from investing activities:
      Purchases of property, plant and equipment..............           (4,649)         (10,091)           (9,349)
      Other...................................................             (905)           3,871            (7,402)
                                                                 ---------------   --------------    --------------
Net cash flows from investing activities......................           (5,554)          (6,220)          (16,751)
Cash flows from financing activities:
      Payments on capitalized leases..........................             (529)            (513)             (544)
      Cash dividends paid.....................................           (4,582)          (4,963)           (4,512)
      Other...................................................           (6,369)          (5,810)           17,628
                                                                 ---------------   --------------    --------------
Net cash flows from financing activities......................          (11,480)         (11,286)           12,572
Net increase in cash and equivalents..........................            1,029                0                 0
Cash and equivalents at beginning of year.....................                0                0                 0
                                                                 ---------------   --------------    --------------
Cash and equivalents at end of year...........................   $        1,029    $           0     $           0
                                                                 ===============   ==============    ==============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------

                                   AGWAY INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                             (THOUSANDS OF DOLLARS)


BASIS OF PRESENTATION

      In the preceding condensed financial statements, which represent the parent company only, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. These financial statements should be read in conjunction with the Company's consolidated financial statements.

INVENTORIES

      Inventories at June 30 consist of the following:

                                                 1996      1995
                                               -------   -------
               Raw materials ...............   $ 7,787   $14,989
               Finished goods ..............    45,706    36,902
               Goods in transit and supplies     4,356     3,567
                                               -------   -------
                                               $57,849   $55,458
                                               =======   =======

DEBT

      Debt capital for Agway is supplied by its wholly owned subsidiary, AFC, which secures financing through bank borrowings and issuance of corporate debt instruments. The payment of principal and interest on this debt is absolutely and unconditionally guaranteed by Agway. The total debt of AFC guaranteed by Agway is disclosed in Note 11.


RELATED PARTY TRANSACTIONS


      Transactions between Agway Inc. and its unconsolidated subsidiaries are as follows:

                                                    FISCAL YEARS ENDED JUNE 30
                                                 -------------------------------
                                                   1996        1995        1994
                                                 -------     -------     -------

Net sales and revenues .....................     $69,436     $42,291     $64,025
Product and plant operation expenses .......      10,933      11,523       7,201
Selling, general and administrative
      expenses .............................      11,999      15,618      15,348
Other income, net ..........................      11,999      15,618      15,345
Interest expense, net ......................       4,855       4,710      10,679

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

- - -------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------

                   COL. A                              COL. B              COL. C            COL. D        COL. E
- - -------------------------------------------------------------------------------------------------------------------

                                                                           ADDITIONS
                                                                  ------------------------
                                                       BALANCE    CHARGED TO    CHARGED TO                 BALANCE
                                                     AT BEGINNING  COSTS AND    OTHER                      AT END
                 DESCRIPTION                          OF PERIOD    EXPENSES     ACCOUNTS     DEDUCTIONS   OF PERIOD
- - -------------------------------------------------------------------------------------------------------------------

                                         for the year ended June 30, 1996
- - -------------------------------------------------------------------------------------------------------------------

Reserves deducted in the balance sheet from assets
 to which they apply:
     Allowance for doubtful notes and accounts
        receivable (current).....................    $   9,716    $   3,993                $ 3,647(a)     $  10,062
                                                     =========    =========     ========   ==========     =========
     Allowance for doubtful leases receivable....    $  15,331    $   7,000                $ 2,555(a)     $  19,776
                                                     =========    =========     ========   ==========     =========
     Inventory reserve...........................    $   2,914                             $   367(b)     $   2,547
                                                     =========    =========     ========   ==========     =========
     Surplus property reserve....................    $     660    $   1,024                $   256(c)     $   1,428
                                                     =========    =========     ========   ==========     =========
     Income tax valuation allowance..............    $     847    $      34                               $     881
                                                     =========    =========     ========   ==========     =========

- - -------------------------------------------------------------------------------------------------------------------

                                         for the year ended June 30, 1995
- - -------------------------------------------------------------------------------------------------------------------

Reserves deducted in the balance sheet from assets
 to which they apply:
     Allowance for doubtful notes and accounts
        receivable (current).....................    $  12,656    $   2,556                $ 5,496(a)     $   9,716
                                                     =========    =========     ========   ==========     =========
     Allowance for doubtful leases receivable....    $  12,434    $   6,813                $ 3,916(a)     $  15,331
                                                     =========    =========     ========   ==========     =========
     Inventory reserve...........................    $       0    $   2,914                               $   2,914
                                                     =========    =========     ========   ==========     =========
     Surplus property reserve....................    $       0    $     660                               $     660
                                                     =========    =========     ========   ==========     =========
     Income tax valuation allowance..............    $       0    $     847                               $     847
                                                     =========    =========     ========   ==========     =========
- - -------------------------------------------------------------------------------------------------------------------

                                         for the year ended June 30, 1994
- - -------------------------------------------------------------------------------------------------------------------

Reserves deducted in the balance sheet from assets
 to which they apply:
     Allowance for doubtful notes and accounts
        receivable (current).....................    $  13,267    $   4,204                $ 4,815(a)     $  12,656
                                                     =========    =========     ========   ==========     =========
     Allowance for doubtful leases receivable....    $  12,080    $   5,927                $ 5,573(a)     $  12,434
                                                     =========    =========     ========   ==========     =========

- - --------------------------------------------------------------------------------

(a)  Accounts charged off, net of recoveries.
(b)  Difference between cost and market of applicable inventories.
(c)  Locations sold.

ITEM 14(B).       REPORTS ON FORM 8-K
                  No reports on Form 8-K for the three months ended June 30, 1996, have been filed.

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

                      3(b) - Certificate  creating   series  of Honorary  Member
                             Preferred Stock of Agway Inc. dated June 15, 1981, filed by reference to Exhibit 1 (c) of the Registration Statement on Form S-1, File No. 2-73928, dated September 3, 1981.

                      3(c) - By-Laws of Agway Inc., as  amended  March 20, 1995, filed by reference to Exhibit 3 of Form 10-K, dated September 18, 1995.

                      INSTRUMENT   DEFINING  THE  RIGHTS  OF  SECURITY  HOLDERS,
                      INCLUDING  INDENTURES

                       4(a)- The   Indenture  dated   as  of  August  25,  1982,
                             between Agway and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Money Market Certificates (Minimum 9% per annum) due October 31, 1997, and Subordinated Money Market Certificates (Minimum 9 1/2% per annum) due October 31, 1997, filed by reference to Exhibit 4 of the Registration Statement (Form S-1), File No. 2-79047, dated August 27, 1982.

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

                      4(c) - The  Indenture  dated  as  of  September  1,  1986, between AFC and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 6 1/2% per annum) due October 31, 1996, Subordinated Member Money Market Certificates (Minimum 6% per annum) due October 31, 2006, Subordinated Money Market Certificates (Minimum 6% per annum) due October 31, 1996, and Subordinated Money Market Certificates (Minimum 5 1/2% per annum) due October 31, 2006, filed by reference to
                             Exhibit 4 of the Registration Statement (Form S-3), File No. 33-8676, dated September 11, 1986.

                      4(d) - The  Supplemental  Indenture dated as of October 1,
                             1986, among AFC, Agway Inc. and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of subordinated debt securities filed by reference to Exhibit 4 of Registration Statement on Form S-3, File No. 33-8676, dated September 11, 1986.

                      4(e) - The  Indenture  dated  as  of  August  24,  1987,
                             between AFC and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 7% per annum) due October 31, 1998, and Subordinated Member Money Market Certificates (Minimum 6 1/2% per annum) due October 31, 2008, and Subordinated Money Market Certificates (Minimum 6 1/2% per annum) due October 31, 1998, and Subordinated Money Market Certificates (Minimum 6% per annum) due October 31, 2008, filed by reference to Exhibit 4 of Registration Statement on Form S-3, File No. 33-16734, dated August 31, 1987.

ITEM 14(C)(1). EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K - CONTINUED

                      4(f) - The  Indenture  dated  as   of  August   23,  1988,
                             between AFC and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 9 1/2% per annum) due October 31, 2000, and Subordinated Member Money Market Certificates (Minimum 9% per annum) due October 31, 2008, and Subordinated Money Market Certificates (Minimum 9% per annum) due October 31, 2000, and Subordinated Money Market Certificates (Minimum 8 1/2% per annum) due October 31, 2000, filed by reference to
                             Exhibit 4 of Registration Statement on Form S-3, File No. 33-24093, dated August 31, 1988.

                      4(g) - The  Supplemental  Indenture  dated  as  of October
                             14, 1988, among AFC, Agway Inc. and Key Bank of Central New York, National Association, Trustee, amending the Indentures dated as of August 23, 1988, and August 24, 1988, filed on October 18, 1988.

                      4(h) - The Indenture dated  as  of August 23, 1989,  among
                             AFC, Agway Inc. and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Money Market Certificates and Subordinated Member Money Market Certificates, filed by reference to Exhibit 4 of Registration Statement on Form S-3, File No. 33-30808, dated August 30, 1989.

                      4(i) - AFC  Board  of  Directors  resolutions  authorizing the issuance of Money Market Certificates under Indentures dated as of August 23, 1989.

                      4(j) - Agway  Board  of Directors resolutions  authorizing the issuance of Honorary Member Preferred Stock, Series HM and Membership Common Stock and authorizing AFC to issue Money Market Certificates under Indentures dated as of August 23, 1989.

                      4(k) - The  Supplemental Indenture dated  as of August 24,
                             1992, among AFC, Agway Inc. and Key Bank of New York, Trustee, amending the Indenture dated as of August 23, 1989.

                  (ii)The following exhibits are filed as a separate section of this report:

                      12 -   STATEMENT RE COMPUTATION OF RATIOS

                      13 - ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS

                      21 -   SUBSIDIARIES OF THE REGISTRANT

                      23 -   CONSENTS OF EXPERTS AND COUNSEL

                      27 -   FINANCIAL DATA SCHEDULE*

                      99 -   ADDITIONAL EXHIBITS
                             The Annual Report on Form 11-K for fiscal year ended June 30, 1996.






* Included with electronic filing only.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AGWAY INC.
                                  (Registrant)


                                       By        /s/ Donald P. Cardarelli
                                           -------------------------------------
                                                   DONALD P. CARDARELLI
                                                    PRESIDENT, CEO AND
                                                      GENERAL MANAGER
                                               (PRINCIPAL EXECUTIVE OFFICER)

                                       Date           September 5, 1996
                                            ------------------------------------

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

                      SIGNATURE                        TITLE                                           DATE
                      ---------                        -----                                           ----

             /s/ Donald P. Cardarelli                 President, CEO and                         September 5, 1996
              (DONALD P. CARDARELLI)                   General Manager
                                                        (Principal Executive Officer)



             /s/ Peter J. O'Neill                     Senior Vice President,                     September 5, 1996
              (PETER J. O'NEILL)                          Finance & Control,
                                                          Treasurer and Controller
                                                          (Principal Financial Officer
                                                          & Principal Accounting Officer)



             /s/ Ralph H. Heffner                     Chairman of the                            September 5, 1996
              (RALPH H. HEFFNER)                          Board and Director



             /s/ Robert L. Marshman                   Vice Chairman of the                       September 5, 1996
             (ROBERT L. MARSHMAN)                      Board and Director



             /s/ Keith H. Carlisle                    Director                                   September 5, 1996
              (KEITH H. CARLISLE)


             /s/ Vyron M. Chapman                     Director                                   September 5, 1996
              (VYRON M. CHAPMAN)


             /s/ D. Gilbert Couser                    Director                                   September 5, 1996
              (D. GILBERT COUSER)


                   SIGNATURE                           TITLE                                           DATE
                   ---------                           -----                                           ----



             /s/ Andrew J. Gilbert                     Director                                   September 5, 1996
              (ANDREW J. GILBERT)


             /s/ Peter D. Hanks                        Director                                   September 5, 1996
               (PETER D. HANKS)


             /s/ Frederick A. Hough                    Director                                   September 5, 1996
             (FREDERICK A. HOUGH)


             /s/ Samuel F. Minor                       Director                                   September 5, 1996
               (SAMUEL F. MINOR)


             /s/ Donald E. Pease                       Director                                   September 5, 1996
               (DONALD E. PEASE)


             /s/ Carl D. Smith                         Director                                   September 5, 1996
               (CARL D. SMITH)


             /s/ Thomas E. Smith                       Director                                   September 5, 1996
               (THOMAS E. SMITH)


             /s/ Gary K. Van Slyke                     Director                                   September 5, 1996
              (GARY K. VAN SLYKE)


             /s/ Joel L. Wenger                        Director                                   September 5, 1996
               (JOEL L. WENGER)


             /s/ Edwin C. Whitehead                    Director                                   September 5, 1996
             (EDWIN C. WHITEHEAD)


             /s/ Christian F. Wolff, Jr.               Director                                   September 5, 1996
             (CHRISTIAN F. WOLFF, JR.)


             /s/ William W. Young                      Director                                   September 5, 1996
              (WILLIAM W. YOUNG)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

      As of the date of this filing on Form 10-K, the Registrant has not had available to be sent to security holders the annual report for fiscal year ended June 30, 1996. Subsequent to the filing of the annual report on Form 10-K, the Registrant shall furnish security holders with annual reports.

                                   AGWAY INC.
                                    FORM 10-K
                                  JUNE 30, 1996
                                  EXHIBIT INDEX


Exhibit
Number       Title
- - ------       -----

(12)         Statements re computation of ratios

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

(21)         Subsidiaries of registrant

(23)         Consent of experts and counsel

(27)         Financial data schedule*

(99)         Additional exhibits
                  Annual report on Form 11-K for the year ended June 30, 1996 of The Agway Inc. Employees' Thrift Investment Plan


*Included with electronic filing only.