Form 10-Q
period 1996-09-30
AGWAY INC
filed 1996-11-12
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended September 30, 1996
                               ------------------
                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---ACT OF 1934
For the transition period from                  to
                               ----------------    ---------------
Commission file number 2-22791
                       -------

                                   AGWAY INC.
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


                                  315-449-6431
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                             Outstanding at November 8, 1996
--------------------------------             -------------------------------
Membership Common Stock, $25 par                      106,853 shares
value per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                                                           PAGE NO.
                                                                                                           --------
PART I.    FINANCIAL INFORMATION
-------    ---------------------

           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 1996 and June 30, 1996.....................  3

           Condensed Consolidated Statements of Operations and Retained Margin for the three months ended September 30, 1996 and September 30, 1995......................................................  4

           Condensed Consolidated Cash Flow Statements for the three months ended September 30, 1996 and September 30, 1995...............................................................................  5

           Notes to Condensed Consolidated Financial Statements.................................................  6

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....... 11


PART II.   OTHER INFORMATION
--------   -----------------

           Item 1.  Legal Proceedings..........................................................................  15

           Item 6.  Exhibits and Reports on Form 8-K...........................................................  15


           SIGNATURES..........................................................................................  16


                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                   September 30,   June 30,
                                                                      1996           1996
                                                                   ------------- ----------
                                                                    (Unaudited)
ASSETS
------
Current Assets:
     Trade accounts receivable (including notes receivable of
       $36,151 and $35,182, respectively), less allowance for
       doubtful accounts of $10,054 and $10,062, respectively ...   $  173,127   $  207,304
     Leases receivable, less unearned income of $49,235 and
       $48,403, respectively ....................................      105,637      105,374
     Advances and other receivables .............................       34,017       35,914
     Inventories:
       Raw materials ............................................       11,777       16,161
       Finished goods ...........................................      136,075      128,770
       Goods in transit and supplies ............................        9,186       12,587
                                                                    ----------   ----------
         Total inventories ......................................      157,038      157,518
     Prepaid expenses ...........................................       54,625       58,380
                                                                    ----------   ----------
         Total current assets ...................................      524,444      564,490

Marketable securities available for sale ........................       35,238       34,115
Other security investments ......................................       43,959       42,406
Properties and equipment, net ...................................      227,562      237,015
Long-term leases receivable, less unearned income of
  $75,515 and $75,828, respectively .............................      279,307      268,815
Net pension asset ...............................................       88,430       85,181
Other assets ....................................................       11,379       12,249
                                                                    ----------   ----------
         Total assets ...........................................   $1,210,319   $1,244,271
                                                                    ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable ..............................................   $   79,100   $   62,200
     Current installments of long-term debt and subordinated debt      111,542      108,896
     Accounts payable ...........................................      100,432      117,457
     Other current liabilities ..................................       96,645      120,099
                                                                    ----------   ----------
         Total current liabilities ..............................      387,719      408,652

Long-term debt ..................................................      184,325      197,413
Subordinated debt ...............................................      413,475      400,284
Other liabilities ...............................................       65,744       66,664
                                                                    ----------   ----------
     Total liabilities ..........................................    1,051,263    1,073,013
Shareholders' equity:
  Preferred stock, net ..........................................       57,906       59,319
  Common stock, net .............................................        2,674        2,689
  Retained margin ...............................................       98,476      109,250
                                                                    ----------   ----------
     Total shareholders' equity .................................      159,056      171,258
                                                                    ----------   ----------
Commitments and contingencies
         Total liabilities and shareholders' equity .............   $1,210,319   $1,244,271
                                                                    ==========   ==========







     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED MARGIN
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                       Three Months Ended
                                                                          September 30,
                                                                     ----------------------
                                                                        1996         1995
                                                                     ---------    ---------
Net sales and revenues from:
     Product sales ...............................................   $ 333,179    $ 306,522
     Leasing operations ..........................................      12,962       11,214
     Insurance operations ........................................       6,043        6,887
                                                                     ---------    ---------
         Total net sales and revenues ............................     352,184      324,623

Cost and expenses from:
     Products and plant operations ...............................     318,780      290,124
     Leasing operations ..........................................       5,956        5,257
     Insurance operations ........................................       3,952        4,791
     Selling, general and administrative activities ..............      32,929       33,480
                                                                     ---------    ---------
         Total costs and expenses ................................     361,617      333,652

Operating loss ...................................................      (9,433)      (9,029)
Interest expense, net ............................................      (6,559)      (6,920)
Other income, net ................................................         973        1,961
                                                                     ---------    ---------
Loss from continuing operations before income taxes ..............     (15,019)     (13,988)
Income tax benefit ...............................................       4,165        3,527
                                                                     ---------    ---------
Loss from continuing operations ..................................     (10,854)     (10,461)

Discontinued operations:

     Loss on disposal of Hood, net of tax expense of $39 .........                     (268)
                                                                     ---------    ---------
Net loss .........................................................   $ (10,854)   $ (10,729)

Retained Margin:
     Balance at beginning of period ..............................     109,250      102,532
     Adjustment to unrealized gains (losses) on available-for-sale
         securities, net of tax ..................................          80          (13)
                                                                     ---------    ---------
Balance at end of period .........................................   $  98,476    $  91,790
                                                                     =========    =========















     See accompanying notes to condensed consolidated financial statements.
                                        4

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                                 Three Months Ended
                                                                    September 30,
                                                               ---------------------
                                                                  1996        1995
                                                               ---------   ---------

Net cash flows (used in) provided by operating activities ..   $ (7,584)   $  8,498

Cash flows (used in) provided by investing activities:
     Purchases of property, plant and equipment ............     (1,898)     (3,444)
     Proceeds from disposal of businesses ..................      5,234
     Proceeds from disposal of property, plant and equipment      3,249       1,314
     Leases originated .....................................    (39,714)    (33,889)
     Leases repaid .........................................     27,298      20,732
     Proceeds from sale of marketable securities ...........      2,410       3,947
     Purchases of marketable securities ....................     (3,453)     (2,283)
     Net purchase of investments in related cooperatives ...     (1,553)        (46)
     Net changes in net assets of discontinued operations ..                   (390)
                                                               --------    --------

Net cash flows used in investing activities ................     (8,427)    (14,059)


Cash flows (used in) provided by financing activities:
     Net change in short-term borrowings ...................     16,900      14,200
     Proceeds from long-term debt ..........................      7,541         572
     Repayment of long-term debt ...........................    (17,840)    (10,260)
     Proceeds from sale of subordinated debt ...............     19,612      19,496
     Maturity and redemption of subordinated debt ..........     (6,343)    (13,273)
     Redemption of stock ...................................     (1,432)     (2,763)
     Cash dividends paid ...................................     (2,210)     (2,410)
     Other .................................................       (217)         (1)
                                                               --------    --------

Net cash flows provided by financing activities ............     16,011       5,561
                                                               --------    --------


Net decrease in cash and equivalents .......................          0           0
Cash and equivalents at beginning of period ................          0           0
                                                               --------    --------


Cash and equivalents at end of period ......................   $      0    $      0
                                                               ========    ========












     See accompanying notes to condensed consolidated financial statements.
                                        5

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997 due to the seasonal nature of certain major segments of the Company's business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1996.

     Impairment of Long-Lived Assets
     In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued. Statement No. 121 requires impairment losses to be measured and recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 as of July 1, 1996, the effect of which was approximately a $1,700 charge against pre-tax earnings.

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

                                                                             Three Months Ended
                                                                                September 30,
                                                                       ---------------------------
                                                                            1996           1995
                                                                       ------------   ------------
Net sales and revenues .............................................   $   239,482    $   221,429
Operating loss .....................................................        (1,267)        (1,042)
Loss from continuing operations ....................................        (2,816)        (7,433)
Net loss ...........................................................        (2,816)        (7,701)


                                                                       September 30,     June 30,
                                                                            1996           1996
                                                                       ------------   ------------
Current assets .....................................................   $   518,201    $   530,547
Properties and equipment, net ......................................       162,737        166,504
Noncurrent assets ..................................................       364,245        353,377
                                                                       -----------    -----------
    Total assets ...................................................   $ 1,045,183    $ 1,050,428
                                                                       ===========    ===========

Current liabilities ................................................   $   226,840    $   227,781
Long-term debt .....................................................       178,211        191,189
Subordinated debt ..................................................       413,475        400,284
Noncurrent liabilities .............................................        15,226         17,006
Shareholder's equity ...............................................       211,431        214,168
                                                                       -----------    -----------
Total liabilities and shareholder's equity .........................   $ 1,045,183    $ 1,050,428
                                                                       ===========    ===========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWING ARRANGEMENTS
     ----------------------
     Agway and AFC
     As of September 30, 1996, the Company had certain facilities available with various banking institutions whereby lenders have agreed to provide funds up to $254,000 to separately financed units of the Company as follows: AFC
     - $50,000 and Telmark - $204,000. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a letter of credit.

     The $50,000 line of credit available to AFC and its ability to issue $50,000 of commercial paper require collateralization using certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). Amounts which can be drawn under the AFC short-term agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained margins. The amounts outstanding as of September 30, 1996 under AFC's $50,000 line of credit and $50,000 commercial paper were $10,900 and $50,000, respectively. In November 1996, the Company renegotiated its line of credit facility to extend the availability through January 1, 1998 and to provide seasonal increases in the line of credit which will be available so that total availability under AFC's line of credit will increase to $60,000 at June 1, 1997 and $75,000 at October 1, 1997. The Company's commercial paper program, which expires December 31, 1996, is currently being renegotiated so that it parallels the changes made to the line of credit facility. The Company expects that these changes will be successfully renegotiated. The Company has ongoing discussions with its lenders and expects to continue to have appropriate and adequate financing to meet its ongoing needs.

     Annually, Agway and AFC offer subordinated debentures and subordinated money market certificates to the public. Of Agway's and AFC's subordinated debt at September 30, 1996, $382,213 is redeemable in whole or in part at the principal amount plus accrued interest, prior to maturity dates, at the option of the Company. The foregoing debt bears interest payable semi-annually on January l and July 1 of each year. The money market certificates' interest rate is at the greater of the quoted rate or a rate based upon the discount rate for U. S. Government Treasury Bills, with maturities of 26 weeks. In October 1996, $14,700 of subordinated money market certificates issued by AFC matured. The Company has refinanced this debt through the issuance of subordinated debt and short-term bank borrowings.

     Telmark
     As of September 30, 1996, Telmark had two separate credit facilities available from banks which allow Telmark to borrow up to an aggregate of $204,000. An uncommitted short-term line of credit agreement permits Telmark to borrow up to $4,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $200,000 partially collateralized revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amounts outstanding as of September 30, 1996, under the short-term line of credit and the revolving term loan facility were $4,000 and $156,200, respectively.

     Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $4,000 line of credit has been renewed through December 31, 1996. The $200,000 revolving term agreement loan facility is available through February 1, 1998.

     At September 30, 1996, Telmark also had balances outstanding on unsecured senior note private placements totaling $121,333. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contain specific financial covenants.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWING ARRANGEMENTS (continued)
     ----------------------------------
     Telmark (continued)
     Telmark has registered with the SEC two shelf offerings of debentures. The debentures are unsecured, subordinated to all senior debt at Telmark, and are not guaranteed by Agway nor any of Agway's other subsidiaries. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1. The offering of debentures is continuing and the proceeds of the offerings will be used to provide financing for Telmark's leasing activities.

     The Company believes Telmark will continue to have appropriate and adequate short-term and long-term financing to meet its ongoing needs.

     Long-term and subordinated debt outstanding at September 30, 1996, as compared to June 30, 1996, amounted to:

                             Agway & AFC            Telmark                Total
                        -------------------   -------------------   -------------------
                           9/96       6/96      9/96       6/96       9/96       6/96
                        --------   --------   --------   --------   --------   --------
Long-term debt ......   $ 17,673   $ 18,666   $263,473   $273,000   $281,146   $291,666
Currently payable ...      6,033      6,065     90,788     88,188     96,821     94,253
                        --------   --------   --------   --------   --------   --------
Net long-term debt ..   $ 11,640   $ 12,601   $172,685   $184,812   $184,325   $197,413
                        ========   ========   ========   ========   ========   ========

Subordinated debt ...   $401,666   $390,669   $ 26,530   $ 24,258   $428,196   $414,927
Currently payable ...     14,721     14,643                           14,721     14,643
                        --------   --------   --------   --------   --------   --------
Net subordinated debt   $386,945   $376,026   $ 26,530   $ 24,258   $413,475   $400,284
                        ========   ========   ========   ========   ========   ========


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

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

     The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of the Company's degree of responsibility relating to a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. At September 30, 1996, the Company had been designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the Company's determination of its estimated liability. The Company believes that its past experience provides a reasonable basis for estimating its liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the reserves established will cause future cash outlays over approximately five years based upon current estimates, and it is not expected that such outlays will materially impact the Company's liquidity position.

     As part of its long-term environmental protection program, the Company estimates that during fiscal 1997 and 1998 approximately $1,300 and $3,700 per year will be spent, respectively, on capital projects for environmental protection. These estimates include the additional capital required to comply with EPA Underground Storage Tank (UST) regulations that become effective in December 1998. Presently, the total additional capital required to comply with the EPA UST regulations is estimated to be approximately $3,700. The total capital requirements may change due to the actual number of USTs actively in use on the effective date.

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

5.   SUBSEQUENT EVENT
     ----------------
     On October 31, 1996, the Company's Country Products Group (CPG) entered into an agreement with five other cooperative organizations to form
     Pro-Pet, L.L.C., of which CPG will be a one-sixth owner. As part of the formation of this joint venture, CPG sold its pet food manufacturing brands and business, including its St. Marys, Ohio, pet food plant, to the venture. The proceeds from the sale, net of a reinvestment into the venture, totaled approximately $7,500, and the gain on sale was fully offset by losses experienced from the closing of a second pet food plant that had also been a part of Agway's pet food manufacturing business. Agway will continue to purchase its pet food product from Pro-Pet, L.L.C., and this change in manufacturing ownership will not materially affect Agway's retail pet food business.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

RESULTS OF OPERATIONS
---------------------
The Company's net sales and revenues and operating results are significantly impacted by seasonal fluctuations due to the nature of its operations and the geographic location of its service area, which is primarily the Northeastern United States. Agriculture and Retail net sales and revenues are traditionally higher in the spring as customers acquire products to initiate the growing season. Energy realizes significantly higher net sales and revenues in the winter months due to cold winter conditions. Leasing and Insurance are not materially impacted by seasonal fluctuations.

                          Results by Operating Segment
                          ----------------------------

                                                                   Three Months Ended
                                                          ------------------------------------
                                                                                    $ Increase
                                                           9/30/96      9/30/95     (Decrease)
                                                          ----------   ----------   ----------
Net Sales and Revenues
----------------------
Agriculture ...........................................   $ 168,862    $ 164,457    $   4,405
Retail ................................................      63,096       58,445        4,651
Energy ................................................     107,943       97,479       10,464
Leasing ...............................................      13,317       11,526        1,791
Insurance .............................................       6,314        7,243         (929)
Other (a) .............................................      (7,348)     (14,527)       7,179
                                                          ---------    ---------    ---------
                                                          $ 352,184    $ 324,623    $  27,561
                                                          =========    =========    =========
Margin (Loss) from Continuing Operations
----------------------------------------
   before Income Taxes
   -------------------
Agriculture ...........................................   $  (8,739)   $  (6,506)   $  (2,233)
Retail ................................................         687          134          553
Energy ................................................      (4,898)      (4,772)        (126)
Leasing ...............................................       2,785        2,434          351
Insurance .............................................         (64)         (29)         (35)
Other...............................................(a)       1,769        1,671           98
                                                          ---------    ---------    ---------
Operating margin (loss) plus other income, net ........      (8,460)      (7,068)      (1,392)
Interest (expense), net of interest income ............      (6,559)      (6,920)         361
                                                          ---------    ---------    ---------
                                                          $ (15,019)   $ (13,988)   $  (1,031)
                                                          =========    =========    =========

(a) Represents unallocated corporate items and intersegment eliminations.

Numbers in the following narrative have been rounded to the nearest hundred thousand.

Consolidated Results
--------------------
The sales increase of $27,600 (9%) for the first quarter of fiscal 1997, as compared to the first quarter in the prior year, was the result of (1) higher sales prices charged by Agway Agricultural Products (AAP) for feed products and by Energy for heating oil due to an increase in the cost of these products; (2) delayed spring sales of crop-related services; (3) volume increases in pet food, bird seeds and lawn & garden seeds; and (4) increased revenues as the result of a higher average net lease investment at Telmark. These increases were after considering sales declines due to the sale of businesses of CPG during 1996 and the first quarter of 1997.

Loss from continuing operations before tax increased $1,000 (7%) to $15,000 for the first quarter of 1997 as compared to the first quarter in the prior year. The operating results from ongoing operations improved $1,000. However, during the first quarter of 1997, the adoption of a new accounting pronouncement on the impairment of long-lived assets negatively impacted results by approximately $1,700, and one-time net charges for the exiting of the pet food business and the transfer of ARS distribution center management totaled approximately $1,000. These charges were partially offset by improved operational results experienced by CPG due to divested lines of business not incurring losses in fiscal 1997 as they had done in the first quarter of the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Agriculture
-----------
Agriculture consists of Agway Agricultural Products (AAP) and the Country Products Group (CPG). Total net sales and revenues for the first quarter of fiscal 1997 of $168,900 increased $4,400 (3%) as compared to the first quarter of fiscal 1996. This increase resulted from a $14,300 (13%) increase in AAP sales in the first quarter of fiscal 1997, as compared to the same period during the prior year, as a result of increased feed product prices and delayed spring sales of crop-related services which increased the first quarter 1997 sales. The AAP sales increase was offset by CPG experiencing an overall decline in total net sales and revenues of $9,900 (19%) in the first quarter of 1997 as compared to the same period during the prior year. The reduction represents the effect on sales volume from lines of business sold during fiscal 1996, which included Pro-Lawn, laboratory animal diet and Sacramento Valley Milling, as well as Roberts Seed which was sold in the first quarter of fiscal 1997. These divestitures were part of CPG's strategic plan. These reductions in sales levels at CPG were partially offset by the improved volumes in CPG's ongoing flour, bean, produce and sunflower operations during the first quarter of 1997 as compared to the first quarter of the prior year.

The net loss before income taxes of Agriculture increased $2,200 (34%) to $8,800 for the first quarter of 1997 as compared to the same period during the prior year. AAP's net loss before income taxes of $8,700 for the first quarter of 1997 is $1,100 (15%) higher than the same period during the prior year. AAP enterprise operations experienced significantly improved operating results in the first quarter of 1997, as compared to the same period during the prior year, which were more than offset by decreased gross margins, due to increased commodity costs and adverse experience with exchange-traded futures, and the impact of adopting a new accounting pronouncement on the impairment of long-lived assets. CPG experienced a $100 loss for the first quarter of 1997, which is a $1,100 (106%) decline from a $1,000 margin in the first quarter of the prior year. This decline was attributable to the decision to sell CPG's pet food manufacturing brands and business and the associated net asset write-down and other one-time costs. These charges were partially offset by improved operating results from having divested of businesses that incurred losses in the first quarter of the prior year. The operating results from CPG's ongoing businesses on a combined basis resulted in positive results for the first quarter of 1997, consistent with the prior year.

Retail
------
Total net sales and revenues for Agway Retail Services (ARS) increased $4,700 (8%) to $63,100 during the first quarter of 1997 as compared to the first quarter of the prior year. This increase was the result of increases in sales of pet food, bird seeds and lawn & garden seeds. The sales of these products were enhanced by a trade show held in June 1996, where no such show was held at that time in the prior year. Additionally, this increase is after considering the declines in sales associated with planned product mix changes that reduced high dollar value/lower margin power equipment in favor of smaller per unit value products with higher turnover and margins.

The margin before taxes of $700 represents a $600 increase in results during the first quarter of 1997 as compared to the first quarter of the prior year. This increase was attributable to improved margins through product mix and pricing strategies which have changed since the prior year as noted above. These margin improvements were partially offset by overall increases in expenses. Increases in manufacturing and administrative expenses were experienced in the first quarter of 1997, as compared to the same period in the prior year, partly due to one-time costs associated with the transfer of ARS distribution center management to a third party vendor. These one-time costs were greater than the reductions in selling and distribution expense experienced from improved management of these costs.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Energy
------
Net sales and revenues increased $10,500 (11%) to $107,900 during the first quarter of fiscal 1997 as compared to the same period during the prior year. The increase was attributable to 10%-12% price increases in heating oils, diesel fuel and propane in the first quarter of 1997 as compared to the same period during the prior year. These price increases resulted from strong demand and low inventories in the marketplace. The unit volume for all products in the first quarter of 1997 increased 2% over the same period during the prior year.

Energy's operating loss of $4,900 in the first quarter of 1997 represents a $100 (3%) increase over the first quarter of the prior year. A slight improvement in gross margins and an increase in other revenues was more than offset by increased operating expenses during the first quarter of 1997 as compared to the same period in the prior year.

Leasing
-------
Total revenues for Telmark for the first quarter of 1997 of $13,300 increased $1,800 (16%) as compared to the first quarter of the prior year. The increased revenues were the result of a higher average net investment in leases during the first quarter of 1997 as compared to the first quarter of the prior year. Telmark's investment in net leases and notes of $385,000 at September 30, 1996, is an increase of $40,600 (12%) from September 30, 1995.

Telmark's operating income for the first quarter of 1997 of $2,800 represents a $400 (15%) improvement over the first quarter of the prior year. The increase is due primarily to the larger lease portfolio in the first quarter of fiscal 1997 as compared to the first quarter in the prior year. Revenues associated with the larger portfolio grew at a faster rate than the level of expenses.

Insurance
---------
Net revenues (earned premiums) of Insurance totaled $6,300 for the first quarter of 1997, which represents a $900 (13%) decline from the first quarter of the prior year. The decline is the result of increased reinsurance costs required to limit the Company's potential loss experience.

Insurance operating loss totaled $64 for the first quarter of 1997, which is a $35 (123%) increase from the first quarter of the prior year. Losses and loss development significantly improved in the first quarter of fiscal 1997, decreasing approximately 18% over the first quarter of the prior year. This improvement, however, was offset by the lower net earned premiums and a decrease in capital gains on investment sales in the first quarter of 1997 as compared to the first quarter in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash Flows from Operating Activities
Cash flows from operating activities for the three months ended September 30, 1996 decreased approximately $16,000 as compared to the three months ended September 30, 1995. The decline in operating cash flows, as compared to the prior year, resulted principally from fluctuations in working capital items (more specifically, inventory and other assets and liabilities).

Cash Flows from Investing Activities
Net cash flows used in the Company's investing activities totaled approximately $8,400 for the three months ended September 30, 1996, as compared to $14,100 for the three months ended September 30, 1995. The Company has a growing leasing business and cash required to fund lease origination growth in excess of lease repayments and leases sold amounted to $12,400 for the three months ended September 30, 1996 and $13,200 for the three months ended September 30, 1995. Additionally, proceeds of $5,200 from business sold during the three months ended September 30, 1996 were a source of cash that was not generated in the same period in the prior year.

Cash Flows from Financing Activities
The Company finances its operations and the operations of all its continuing businesses and subsidiaries, except Telmark and Agway Insurance Company, through Agway Financial Corporation (AFC). External sources of short-term financing for the Company and all its other continuing operations include revolving credit lines, letters of credit, and commercial paper programs. Telmark and Agway Insurance Company finance themselves through operations or direct borrowing arrangements. Each is financed with a combination of short- and long-term credit facilities. In addition, Telmark has occasionally sold blocks of its lease portfolio. Sources of longer-term financing include the following as of September 30, 1996:

Source of debt                                        Agway & AFC      Telmark         Total
--------------                                        -----------     --------       --------
Banks - due 11/96 to 2/01 with interest
  from 6.0% - 8.5% .............................       $  3,150       $142,000       $145,150
Insurance companies - due 11/96 to 11/00
  with interest from 5.9% - 9.2% ...............                       121,333        121,333
Capital leases & other - due 1996 to 2007
  with interest from 6% to 12% .................         14,523            140         14,663
                                                       --------       --------       --------
    Long-term debt .............................         17,673        263,473        281,146
Subordinated money market certificates  - due
  10/96 to 10/08 with interest from 4.5% - 9.5%         378,768         26,530        405,298
Subordinated debentures  - due 1999 to 2003 with
  interest at 7.0% to 8.5% .....................         22,898                        22,898
                                                       --------       --------       --------
    Total debt .................................       $419,339       $290,003       $709,342
                                                       ========       ========       ========

For a complete description of the Company's credit facilities available at September 30, 1996, see Footnote 3 to the condensed consolidated financial statements.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 1.  Legal Proceedings
--------------------------
In August 1995, the Environmental Protection Agency (EPA) notified Agway that the EPA has reason to believe that Agway is a potentially responsible party
(PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at the Tri-Cities Barrel Site, Port Crane, New York. The EPA requested that Agway and other PRPs participate in the ongoing Remedial Investigation/Feasibility Study (RI/FS) for the Tri-Cities Barrel Site. Agway believes that its involvement at the Tri-Cities Barrel Site is minimal. Agway has had further discussions with other PRPs who have been participating in the ongoing RI/FS and decided to participate at this time. In September 1996, a number of PRPs, including Agway, entered into an Administrative Order or Consent for Removal Action with the EPA for the site.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
There were no reports on Form 8-K required to be filed during the first quarter ended September 30, 1996.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             AGWAY INC.
                                  --------------------------------
                                           (Registrant)





Date   November 11, 1996              /s/ PETER J. O'NEILL
     --------------------         --------------------------------
                                          Peter J. O'Neill
                                       Senior Vice President,
                                         Finance & Control,
                                      Treasurer and Controller
                                  (Principal Financial Officer and
                                      Chief Accounting Officer)