Form 10-Q
period 1996-12-31
AGWAY INC
filed 1997-02-06
CIK 2852

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended December 31, 1996
                               -----------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the transition period from                to
                               --------------    -------------
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
Yes X   No
    --    --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



        Class                                Outstanding at January 31, 1997
------------------------                     -------------------------------
Membership Common Stock,                              106,730  shares
$25 par value per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                                                             PAGE NO.
                                                                                                             --------
PART I.    FINANCIAL INFORMATION
-------    ---------------------

           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of December 31, 1996 and June 30, 1996........................  3

           Condensed Consolidated Statements of Operations and Retained Margin for the three months and six months ended December 31, 1996 and December 31, 1995...........................................  4

           Condensed Consolidated Cash Flow Statements for the six months ended December 31, 1996 and December 31, 1995..................................................................................  5

           Notes to Condensed Consolidated Financial Statements...................................................  6

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........  11


PART II.   OTHER INFORMATION
--------   -----------------

           Item 4.  Submission of Matters to a Vote of Security Holders..........................................  16

           Item 6.  Exhibits and Reports on Form 8-K.............................................................  16


           SIGNATURES............................................................................................  17


                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                    December 31,    June 30,
                                                                       1996          1996
                                                                    ----------   ----------
ASSETS                                                              (Unaudited)
------
Current Assets:
     Trade accounts receivable (including notes receivable of
       $25,882 and $35,182, respectively), less allowance for
       doubtful accounts of $9,575 and $10,062, respectively ....   $  159,287   $  207,327
     Leases receivable, less unearned income of $51,402 and
       $48,403, respectively ....................................      113,064      105,374
     Advances and other receivables .............................       38,657       35,900
     Inventories:
       Raw materials ............................................       19,300       16,161
       Finished goods ...........................................      168,402      128,770
       Goods in transit and supplies ............................       15,971       15,028
                                                                    ----------   ----------
         Total inventories ......................................      203,673      159,959
     Prepaid expenses ...........................................       49,797       57,551
                                                                    ----------   ----------
         Total current assets ...................................      564,478      566,111

Marketable securities available for sale ........................       35,679       34,115
Other security investments ......................................       44,483       42,406
Properties and equipment, net ...................................      219,996      237,015
Long-term leases receivable, less unearned income of
  $79,092 and $75,828, respectively .............................      280,813      268,815
Net pension asset ...............................................       91,680       84,757
Other assets ....................................................       10,825       12,672
                                                                    ----------   ----------
         Total assets ...........................................   $1,247,954   $1,245,891
                                                                    ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable ..............................................   $   94,600   $   62,200
     Current installments of long-term debt and subordinated debt      167,257      108,896
     Accounts payable ...........................................      113,368      116,519
     Other current liabilities ..................................      105,145      121,046
                                                                    ----------   ----------
         Total current liabilities ..............................      480,370      408,661

Long-term debt ..................................................      172,052      197,413
Subordinated debt ...............................................      373,328      400,284
Other liabilities ...............................................       68,619       66,811
                                                                    ----------   ----------
     Total liabilities ..........................................    1,094,369    1,073,169
Shareholders' equity:
  Preferred stock, net ..........................................       59,324       59,319
  Common stock, net .............................................        2,671        2,689
  Retained margin ...............................................       91,590      110,714
                                                                    ----------   ----------
     Total shareholders' equity .................................      153,585      172,722
Commitments and contingencies
         Total liabilities and shareholders' equity .............   $1,247,954   $1,245,891
                                                                    ==========   ==========






     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED MARGIN
                                   (Unaudited)
                             (Thousands of Dollars)

                                            Three Months Ended         Six Months Ended
                                                December 31,             December 31,
                                          ----------------------    ----------------------
                                             1996         1995         1996         1995
                                          ---------    ---------    ---------    ---------
Net sales and revenues from:
     Product sales ....................   $ 353,580    $ 347,637    $ 686,758    $ 654,090
     Leasing operations ...............      13,813       11,830       26,775       23,044
     Insurance operations .............       6,456        5,973       12,500       12,859
                                          ---------    ---------    ---------    ---------
         Total net sales and revenues .     373,849      365,440      726,033      689,993

Cost and expenses from:
     Products and plant operations ....     335,251      322,821      654,032      613,199
     Leasing operations ...............       5,981        5,159       11,937       10,416
     Insurance operations .............       4,035        8,020        7,987       12,811
     Selling, general and
       administrative activities ......      30,623       32,356       63,552       65,553
                                          ---------    ---------    ---------    ---------
         Total costs and expenses .....     375,890      368,356      737,508      701,979

Operating loss ........................      (2,041)      (2,916)     (11,475)     (11,986)
Interest expense, net .................       8,030        7,538       14,589       14,460
Other income, net .....................       3,135        5,950        4,108        7,953
                                          ---------    ---------    ---------    ---------
Loss from continuing operations
     before income taxes ..............      (6,936)      (4,504)     (21,956)     (18,493)
Income tax (benefit) expense ..........        (292)         424       (4,457)      (3,103)
                                          ---------    ---------    ---------    ---------
Loss from continuing operations .......      (6,644)      (4,928)     (17,499)     (15,390)

Discontinued operations:
     Gain on disposal of Hood,
     net of tax expense of $1,585
     and $1,624, respectively .........                    2,284                     2,017
                                          ---------    ---------    ---------    ---------
Net loss ..............................   $  (6,644)   $  (2,644)   $ (17,499)   $ (13,373)

Retained Margin:
     Balance at beginning of period,
         as previously reported .......      98,476       91,790      109,250      102,532
     Adjustment for the cumulative
         effect on prior years of
         applying retroactively the
         FIFO method of valuing
         Energy inventories, net of tax       1,464          402        1,464          402
                                          ---------    ---------    ---------    ---------
     Balance at beginning of period,
         as adjusted ..................      99,940       92,192      110,714      102,934
     Dividends ........................      (2,087)      (2,172)      (2,085)      (2,172)
     Adjustment to unrealized gains
         (losses) on available-for-sale
         securities, net of tax .......         381          795          460          782
                                          ---------    ---------    ---------    ---------
Balance at end of period ..............   $  91,590    $  88,171    $  91,590    $  88,171
                                          =========    =========    =========    =========




     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                                 Six Months Ended
                                                                    December 31,
                                                               --------------------
                                                                 1996        1995
                                                               --------    --------
Net cash flows used in operating activities ................   $(24,278)   $ (1,966)

Cash flows (used in) provided by investing activities:
     Purchases of property, plant and equipment ............     (8,306)     (7,518)
     Proceeds from disposal of businesses ..................     13,777
     Proceeds from disposal of property, plant and equipment      8,794       1,782
     Leases originated .....................................    (93,264)    (74,098)
     Leases repaid .........................................     70,237      60,841
     Proceeds from sale of marketable securities ...........     19,558       5,968
     Purchases of marketable securities ....................    (20,662)     (6,339)
     Net purchase of investments in related cooperatives ...     (2,077)        466
     Proceeds from disposal of discontinued operations .....     15,900
                                                               --------    --------

Net cash flows used in investing activities ................    (11,943)     (2,998)


Cash flows (used in) provided by financing activities:
     Net change in short-term borrowings ...................     32,400      15,800
     Proceeds from long-term debt ..........................     27,850      19,781
     Repayment of long-term debt ...........................    (29,331)    (19,585)
     Proceeds from sale of subordinated debt ...............     34,798      44,790
     Maturity and redemption of subordinated debt ..........    (25,101)    (49,304)
     Payments on capital leases ............................     (2,172)       (665)
     Redemption of stock, net ..............................        (13)     (3,443)
     Cash dividends paid ...................................     (2,210)     (2,410)
                                                               --------    --------

Net cash flows provided by financing activities ............     36,221       4,964
                                                               --------    --------


Net decrease in cash and equivalents .......................          0           0
Cash and equivalents at beginning of period ................          0           0
                                                               --------    --------


Cash and equivalents at end of period ......................   $      0    $      0
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997 due to the seasonal nature of certain major segments of the Company's business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1996.

     Inventories
     During the second quarter of fiscal 1997, the Company's Energy division changed its method of determining the cost of liquid product inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The liquid product inventories on a FIFO basis totaled $15,583 and $34,759 at June 30, 1996 and December 31, 1996, respectively, and represent 10% and 17% of the Company's total inventory for the same periods noted above.

     As required by generally accepted accounting principles, the Company has retroactively adjusted prior years' financial statements for this change. The Company has also applied to the Internal Revenue Service to change to the FIFO method of inventory valuation for tax purposes. At the time the Company elected LIFO accounting for its liquid products inventory in its Energy division, the Company owned a majority interest in a refinery and maintained significantly higher levels of liquid product inventories throughout the Energy distribution system. Since that time, the Company sold its interest in the refinery and has changed its business practice with respect to liquid product inventory management. As a result of these changes, inventory levels of liquid product currently are substantially less and the inventory turns in approximately 15 days. Accordingly, FIFO is a preferable method of accounting for liquid product inventories, better reflecting how the Company currently manages its operations and better matching revenues and costs.

     The cumulative effect of the change (reported as an increase in retained earnings as of June 30, 1995 for both the Company and Agway Financial Corporation) of $402 represents the effect on net earnings of the reversal of the LIFO reserve at that date. There was no effect of the change in accounting method in net margin (loss) for the three and six months ended December 31, 1996 and 1995. The restatement of income as previously reported for fiscal years ended June 30, 1996 and 1995 is as follows:

                                                              1996       1995
                                                            --------   --------

        Net margin (loss), as previously reported           $ 11,600   $(15,908)
        Effect of change in accounting method, net of tax      1,062        178
                                                            --------   --------
        Adjusted net margin (loss)                          $ 12,662   $(15,730)
                                                            ========   ========


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

                                    Three Months Ended         Six Months Ended
                                        December 31,              December 31,
                                  ----------------------    ----------------------
                                     1996         1995         1996         1995
                                  ---------    ---------    ---------     --------
Net sales and revenues ........   $ 275,544    $ 265,507    $ 514,212    $ 486,865
Operating margin ..............       8,263        5,027        6,995        3,985
Loss from continuing operations        (454)      (4,943)      (3,270)     (12,376)
Net loss ......................        (454)      (2,658)      (3,270)     (10,359)


                                             December 31,   June 30,
                                                 1996         1996
                                             ----------   ----------
Current assets ...........................   $  550,903   $  532,158
Properties and equipment, net ............      157,263      166,504
Noncurrent assets ........................      366,276      353,377
                                             ----------   ----------
    Total assets .........................   $1,074,442   $1,052,039
                                             ==========   ==========

Current liabilities ......................   $  306,338   $  227,782
Long-term debt ...........................      165,240      191,189
Subordinated debt ........................      373,328      400,284
Noncurrent liabilities ...................       16,715       17,152
Shareholder's equity .....................      212,821      215,632
                                             ----------   ----------
Total liabilities and shareholder's equity   $1,074,442   $1,052,039
                                             ==========   ==========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWING ARRANGEMENTS
     ----------------------
     Agway and AFC
     As of December 31, 1996, the Company had certain facilities available with banking institutions whereby lenders have agreed to provide funds up to $254,000 to separately financed units of the Company as follows: AFC - $50,000 and Telmark - $204,000. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a letter of credit.

     The $50,000 line of credit available to AFC and its ability to issue $50,000 of commercial paper require collateralization using certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). Amounts which can be drawn under the AFC short-term agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained margins. The amounts outstanding as of December 31, 1996 under AFC's $50,000 line of credit and $50,000 commercial paper were $34,600 and $50,000, respectively. In November 1996, the Company renegotiated its line of credit facility to extend the availability through January 1, 1998 and to provide seasonal increases in the line of credit which will be available so that total availability under AFC's line of credit will increase to $60,000 at June 1, 1997 and $75,000 at October 1, 1997. The Company's commercial paper program expires December 31, 1997. The Company has ongoing discussions with its lenders and expects to continue to have appropriate and adequate financing to meet its ongoing needs.

     Annually, Agway and AFC offer subordinated debentures and subordinated money market certificates to the public. Of Agway's and AFC's subordinated debt at December 31, 1996, $418,600 is redeemable in whole or in part at the principal amount plus accrued interest, prior to maturity dates, at the option of the Company. The foregoing debt bears interest payable semi-annually on January l and July 1 of each year. The money market certificates' interest rate is at the greater of the quoted rate or a rate based upon the discount rate for U. S. Government Treasury Bills, with maturities of 26 weeks. In October 1996, $14,700 of subordinated money market certificates issued by AFC matured. The Company has refinanced this debt through the issuance of subordinated debt and short-term bank borrowings.

     Telmark
     As of December 31, 1996, Telmark had two separate credit facilities available from banks which allow Telmark to borrow up to an aggregate of $204,000. An uncommitted short-term line of credit agreement permits Telmark to borrow up to $4,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $200,000 partially collateralized revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amounts outstanding as of December 31, 1996, under the short-term line of credit and the revolving term loan facility were $4,000 and $164,000, respectively.

     Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $4,000 line of credit has been renewed through December 31, 1997. The $200,000 revolving term agreement loan facility is available through February 1, 1998.

     At December 31, 1996, Telmark also had balances outstanding on unsecured senior note private placements totaling $114,300. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contain specific financial covenants.

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

     The Company believes Telmark will continue to have appropriate and adequate short-term and long-term financing to meet its ongoing needs.

     Long-term and subordinated debt outstanding at December 31, 1996, as compared to June 30, 1996, amounted to:

                            Agway & AFC             Telmark                Total
                        -------------------   -------------------   -------------------
                          12/96       6/96      12/96      6/96       12/96      6/96
                        --------   --------   --------   --------   --------   --------
Long-term debt ......   $ 15,555   $ 18,666   $272,457   $273,000   $288,012   $291,666
Currently payable ...      5,172      6,065    110,788     88,188    115,960     94,253
                        --------   --------   --------   --------   --------   --------
Net long-term debt ..   $ 10,383   $ 12,601   $161,669   $184,812   $172,052   $197,413
                        ========   ========   ========   ========   ========   ========

Subordinated debt ...   $395,452   $390,669   $ 29,173   $ 24,258   $424,625   $414,927
Currently payable ...     51,297     14,643                           51,297     14,643
                        --------   --------   --------   --------   --------   --------
Net subordinated debt   $344,155   $376,026   $ 29,173   $ 24,258   $373,328   $400,284
                        ========   ========   ========   ========   ========   ========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


4.   COMMITMENTS AND CONTINGENCIES
     -----------------------------
     Environmental
     The Company is subject to a number of governmental regulations concerning environmental matters, either directly or as a result of the operations of its subsidiaries. The Company expects that it will be required to expend funds to participate in the remediation of certain sites, including sites where the Company has been designated by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) under the
     Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and sites with underground fuel storage tanks, and will incur other expenses associated with environmental compliance.

     The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of the Company's degree of responsibility relating to a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. At December 31, 1996, the Company had been designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the Company's determination of its estimated liability. The Company believes that its past experience provides a reasonable basis for estimating its liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the reserves established will cause future cash outlays over approximately five years based upon current estimates, and it is not expected that such outlays will materially impact the Company's liquidity position.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


RESULTS OF OPERATIONS
---------------------
The Company's net sales and revenues and operating results are significantly impacted by seasonal fluctuations due to the nature of its operations and the geographic location of its service area, which is primarily the Northeastern United States. Agriculture and Retail net sales and revenues are traditionally higher in the spring as customers acquire products to initiate the growing season. Energy generally realizes significantly higher net sales and revenues in the winter months due to cold winter conditions. Leasing and Insurance are not materially impacted by seasonal fluctuations.

                                                                  Results by Operating Segment
                                           ---------------------------------------------------------------------------
                                                    Three Months Ended                      Six Months Ended
                                           ------------------------------------   ------------------------------------
                                                                     $ Increase                             $ Increase
                                            12/31/96    12/31/95     (Decrease)   12/31/96     12/31/95     (Decrease)
                                           ---------    ---------    ---------    ---------    ---------    ---------
Net Sales and Revenues
----------------------
Agriculture                                $ 150,974    $ 164,266    $ (13,292)   $ 337,104    $ 329,075    $   8,029
Retail                                        49,335       56,556       (7,221)     111,928      114,575       (2,647)
Energy                                       167,567      140,199       27,368      275,511      237,679       37,832
Leasing                                       14,142       12,169        1,973       27,459       23,695        3,764
Insurance                                      6,735        6,344          391       13,049       13,587         (538)
Other (a)                                    (14,904)     (14,094)        (810)     (39,018)     (28,618)     (10,400)
                                           ---------    ---------    ---------    ---------    ---------    ---------
                                           $ 373,849    $ 365,440    $   8,409    $ 726,033    $ 689,993    $  36,040
                                           =========    =========    =========    =========    =========    =========

Margin (Loss) from Continuing Operations
----------------------------------------
   before Income Taxes
   -------------------
Agriculture                                $  (7,691)   $  (1,903)   $  (5,788)   $ (16,430)   $  (8,381)   $  (8,049)
Retail                                        (1,138)      (1,859)         721         (451)      (1,752)       1,301
Energy                                         5,172        5,628         (456)         273          856         (583)
Leasing                                        3,257        2,965          292        6,042        5,399          643
Insurance                                        316       (3,856)       4,172          252       (3,885)       4,137
Other (a)                                      1,178        2,059         (881)       2,947        3,730         (783)
                                           ---------    ---------    ---------    ---------    ---------    ---------
Operating margin (loss)
   plus other income, net                      1,094        3,034       (1,940)      (7,367)      (4,033)      (3,334)
Interest (expense), net of
   interest income                            (8,030)      (7,538)        (492)     (14,589)     (14,460)        (129)
                                           ---------    ---------    ---------    ---------    ---------    ---------
                                           $  (6,936)   $  (4,504)   $  (2,432)   $ (21,956)   $ (18,493)   $  (3,463)
                                           =========    =========    =========    =========    =========    =========

(a) Represents unallocated corporate items and intersegment eliminations.

Numbers in the following narrative have been rounded to the nearest hundred thousand.

Consolidated Results
--------------------
Consolidated net sales and revenues of $373,800 and $726,000 for the three and six months ended December 31, 1996 increased $8,400 (2%) and $36,000 (5%), respectively, as compared to the same periods in the prior year. The increases were the result of (1) higher sales prices, due to increased product costs, in Agriculture for feed products and in Energy for heating oils, diesel fuel and propane; (2) delayed spring sales of crop-related services by Agriculture which increased sales in the first quarter of fiscal 1997; and (3) increased lease portfolio revenues, as compared to the prior year, from a higher average net lease investment with higher revenue rates at Telmark. These increases were partially offset by the weather-related decline in demand for bird food which significantly reduced sales to consumers in the Retail business. Additionally, the sale of businesses within CPG during the prior year and first six months of fiscal 1997 has reduced the overall sales level in CPG.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Consolidated Results (continued)
--------------------------------
Net loss from continuing operations before taxes of $6,900 and $22,000 for the three and six months ended December 31, 1996 increased $2,400 (54%) and $3,500 (19%), respectively, as compared to the same periods in the prior year. The Company's results through the six months ended December 31, 1996 reflect ongoing operations improving $2,100 over the same period in the prior year. During this period, several one-time impacts to the financial results occurred which more than offset the ongoing operation improvement. The adoption of a new accounting pronouncement on the impairment of long-lived assets; one-time net charges from the sale of the pet food manufacturing brands and business and the transition cost from outsourcing the retail distribution center management; and a delay in the timing of recognizing patronage refunds from fertilizer purchases have decreased pre-tax earnings for the six months ended December 31, 1996, as compared to the same period in the prior year, by $5,600.

In addition to the one-time items noted above, Agriculture's operating results were affected by increased commodity costs and less favorable experience than in the prior year with exchange-traded futures. The net decline of Agriculture, as compared to the prior year, was substantially offset by improved underwriting results in Insurance, continued strong earnings in Telmark and improvements in Retail.

Agriculture
-----------
Agriculture consists of Agway Agricultural Products (AAP) and the Country Products Group (CPG). Total Agriculture net sales and revenues of $151,000 and $337,100 for the three and six months ended December 31, 1996 decreased $13,300 (8%) and increased $8,000 (2%), respectively, as compared to the same periods in the prior year. The decrease in net sales and revenues for the three-month period, as compared to the same period in the prior year, resulted from a $2,400 (2%) increase in AAP net sales and revenues, offset by a $15,600 (30%) decline in CPG net sales and revenues. The increase in net sales and revenues for the six-month period ended December 31, 1996, as compared to the same period in the prior year, resulted from a $33,000 (15%) increase in AAP net sales and revenues, offset by a $25,000 (24%) decline in CPG total net sales and revenues.

The increase in AAP sales for the three- and six-month periods ended December 31, 1996 was the result of increased feed product prices and delayed spring sales of crop-related services which rolled into the first quarter of fiscal 1997. The decline in CPG sales for the three- and six-month periods ended December 31, 1996 represents the decline in sales volume of $9,900 and $23,400, respectively, from lines of business sold, mainly during the prior year, as part of CPG's strategic plan, which included Pro-Lawn, a laboratory animal diet business, Sacramento Valley Milling and Roberts Seed. Additionally, net sales and revenues for the ongoing CPG speciality products operations also declined in the six-month period ended December 31, 1996, as compared to the same period in the prior year, mainly due to declines in sunflower seed sales for the production of bird foods. Lower than normal snow coverage in the Northeast in November and December caused less demand for this product. The remaining ongoing operations of CPG generated net sales and revenues during the six months ended December 31, 1996 that were equivalent to the same period in the prior year.

The net loss before income taxes of Agriculture of $7,700 and $16,400 for the three and six months ended December 31, 1996 increased $5,800 (300%) and $8,000 (96%), respectively, as compared to the same periods in the prior year. AAP's second quarter loss of $9,300 was a $5,700 (162%) increase over the same period in the prior year, and the $18,000 six-month loss was a $6,900 (62%) increase over the first six months of the prior year. However, AAP enterprise operations experienced $3,100 in improvements to operating results and reduced administrative costs by $1,200 over the six months ended December 31, 1996, as compared to the same period in the prior year. These improvements were more than offset by decreased gross margins, due to increased commodity costs and less favorable experience with exchange-traded futures; the timing of patronage refunds recognized in the second quarter last year which are expected in the third quarter in the current year; and the impact of adopting a new accounting pronouncement on the impairment of long-lived assets.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Agriculture (continued)
-----------------------
CPG net income of $1,600 for both the three and six months ended December 31, 1996 decreased $100 (30%) and $1,100 (43%), respectively, as compared to the same periods in the prior year. The net income has been adversely impacted by a $600 decline in the sunflower seed margins due to a drop in prices combined with lower sales volumes; a $400 decline in potato margins resulted from price reductions in the potato industry; and the cost of net asset write-downs and other one-time costs attributable to the sale of CPG's pet food manufacturing brands and business. These adverse items were partially offset by improvements, as compared to the prior year, in other continuing operations.

Retail
------
Total net sales and revenues of $49,300 and $111,900 for the three and six months ended December 31, 1996 decreased $7,200 (13%) and $2,600 (2%), respectively, as compared to the same periods in the prior year. The second quarter decline of $7,200 resulted from a significant reduction in bird food and ice melter salt sales due to the relatively light snow cover in November and December in many parts of the Northeast. Additionally, sales of water systems were significantly reduced, as compared to the prior year, as Retail entered into an agreement under which a third party would sell these products and pay Retail a commission. The second quarter decline in sales, as compared to the prior year, more than offset the first quarter sales improvements in pet food, bird food and lawn and garden seeds and the improved sale of wood pellets in the second quarter.

Net loss before income taxes of $1,100 and $500 for the three and six months ended December 31, 1996 improved $700 (39%) and $1,300 (74%), respectively, over the same periods in the prior year. Gross margin dollars were down 6% for the second quarter, as compared to the prior year, due to the decline in sales dollars; however, margin percentages have improved through product mix and pricing strategy changes since the prior year. Total expenses for the second quarter and for the six-month period ended December 31, 1996 decreased $1,500 (9%) and $1,700 (5%), respectively, as compared to the same periods in the prior year. The most significant decline in both the three- and six-month periods ended December 31, 1996 was in selling expenses. Advertising expenses have been either reduced or delayed to provide for enhancement to sales efforts in the upcoming spring season. Additionally, reductions in distribution and manufacturing expenses were more than offset by one-time costs incurred to transfer distribution center management and from the costs of acquisition of new businesses or improvements to current stores.

Energy
------
Net sales and revenues of $167,600 and $275,500 for the three and six months ended December 31, 1996 increased $27,400 (20%) and $37,800 (16%), respectively, as compared to the same periods in the prior year. The increase, as compared to the prior year, is substantially due to higher commodity prices in the current year in heating oils, diesel fuel and propane as a result of strong demand and low industry inventories in the marketplace. Energy's average selling price of all products increased 19.5% in the three months and 14.5% for the six months ended December 31, 1996, as compared to the same periods in the prior year. The total unit volume of all products for both the three and six months ended December 31, 1996 shows slight improvements, despite temperatures being warmer than the prior year.

Margin before income taxes of $5,200 and $300 for the three and six months ended December 31, 1996 decreased $500 (8%) and $600 (68%), respectively, as compared to the same periods in the prior year. Gross margin dollars decreased $400 and $300 for the second quarter and six months ended December 31, 1996, as compared to the same periods in the prior year, as a result of product cost increases not being able to be absorbed by the marketplace. Total operating expenses increased for the three and six months ended December 31, 1996, as compared to the same periods in the prior year, as the result of increased distribution costs partially offset by reduced selling and administrative costs. Finally, other revenue increased over the prior year due to gains on the sale of assets in the current year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Leasing
-------
Telmark total revenues of $14,100 and $27,500 for the three and six months ended December 31, 1996 increased $2,000 (16%) and $3,800 (16%), respectively, as compared to the same periods in the prior year. The increased revenues over both periods, as compared to the same periods in the prior year, are the result of a higher average net investment with higher revenue rates associated with current period leases. The net investment increased $22,700 (6%) to $417,000 for the six-month period ended December 31, 1996, as compared to an increase of $12,700 (4%) to $361,000 for the same period in the prior year. Revenue as a percent of average net investment increased 3% in the six months ended December 31, 1996, as compared to the same period in the prior year.

Margin before income taxes of $3,300 and $6,000 for the three and six months ended December 31, 1996 increased $300 (10%) and $600 (12%), respectively, as compared to the same periods prior year. Total revenue increases were partially offset by an increase in total expenses for the three and six months ended December 31, 1996 of $1,700 (18%) and $3,200 (17%), respectively, as compared to the same periods in the prior year. The larger net investment during those periods, as compared to the same periods in the prior year, has increased interest expense, selling, general and administrative expenses and the provision for credit losses in the current year.

Insurance
---------
Net revenues (earned premiums) of $6,700 and $13,000 for the three and six months ended December 31, 1996 increased $400 (6%) and decreased $500 (4%), respectively, as compared to the same periods in the prior year. The fluctuations are the result of increased reinsurance costs being incurred earlier over the six months ended December 31, 1996 as compared to the prior year. The increased reinsurance costs will further limit Insurance's potential loss exposure.

Margin before income taxes of $300 for both the three and six months ended December 31, 1996 increased $4,200 (108%) and $4,100 (107%), respectively, as compared to the same periods in the prior year. The increase has been the result of improvement in loss development. In the first six months of the prior year, Insurance experienced adverse development in older claims and certain unusually large farmowner and auto liability casualty losses. These types of adverse developments did not occur during the first six months of the current year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash Flows from Operating Activities
Cash flows from operating activities for the six months ended December 31, 1996 were a net cash use of $24,300, a decrease in cash flows of approximately $22,500 as compared to the same period in the prior year. This decrease was due primarily to larger increases in inventory and receivables over the six-month period ended December 31, 1996, as compared to the same period in prior year, from higher commodity market prices in Agriculture and Energy, and from higher Energy inventory levels maintained due to the low industry inventories in the marketplace.

Cash Flows from Investing Activities
Net cash flows used in the Company's investing activities totaled approximately $11,900 for the six months ended December 31, 1996, as compared to $3,000 for the six months ended December 31, 1995, an increased outflow of $8,900. The Company has a growing leasing business and cash required to fund lease origination growth in excess of lease repayments and leases sold amounted to $23,000 for the six months ended December 31, 1996, as compared to $13,300 for the six months ended December 31, 1995, a net cash outflow of $9,700. Additionally, purchases of fixed assets and the net purchase of marketable securities and investments in related cooperatives during the six months ended December 31, 1996 increased $4,100 over the prior year. These increased uses were partially offset by proceeds of $22,600 from businesses and fixed assets sold during the six months ended December 31, 1996 that were $4,900 higher than the cash generated from the same activity, including the disposal of discontinued operations, in the same period in the prior year.

Cash Flows from Financing Activities
The Company finances its operations and the operations of all its continuing businesses and subsidiaries, except Telmark and Agway Insurance Company, through Agway Financial Corporation (AFC). External sources of short-term financing for the Company and all its other continuing operations include revolving credit lines, letters of credit, and commercial paper programs. Telmark and Agway Insurance Company finance themselves through operations or direct borrowing arrangements. Each is financed with a combination of short- and long-term credit facilities. In addition, Telmark has occasionally sold blocks of its lease portfolio. Sources of longer-term financing include the following as of December 31, 1996:


                                                   Agway &
Source of debt                                       AFC      Telmark     Total
--------------                                    --------   --------   --------
Banks - due 11/97 to 2/01 with interest
  from 6.0% - 8.5% ............................   $  2,975   $158,000   $160,975
Insurance companies - due 3/97 to 11/00
  with interest from 5.9% - 9.2% ..............               114,333    114,333
Capital leases & other - due 1997 to 2007
  with interest from 6% to 12% ................     12,580        124     12,704
                                                  --------   --------   --------
    Long-term debt ............................     15,555    272,457    288,012
Subordinated money market certificates - due
  10/97 to 10/08 with interest from 4.5% - 9.5%    373,020     29,173    402,193
Subordinated debentures - due 1999 to 2003 with
  interest at 7.0% to 8.5% ....................     22,432                22,432
                                                  --------   --------   --------
    Total debt ................................   $411,007   $301,630   $712,637
                                                  ========   ========   ========

For a complete description of the Company's credit facilities available at December 31, 1996, see Footnote 3 to the condensed consolidated financial statements.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Company held its annual meeting of shareholders on November 13, 1996, at which a quorum was present in person or by proxy. The following Directors were elected to three-year terms through December 1999:

                    Nominee               In Favor         Opposed
               ------------------         --------         -------
               Robert L. Marshman          62,404           4,695
               Peter D. Hanks              62,404           4,695
               Carl D. Smith               62,404           4,695
               Kevin B. Barrett            62,404           4,695
               Samuel F. Minor             62,404           4,695
               Joel L. Wenger              62,404           4,695

Eligible additional votes totaling 17,736 were not received at the time of the annual meeting and are not included as either votes in favor or opposed. Additionally, these 17,736 eligible additional votes may be considered abstentions and were not included for purposes of determining a quorum at the annual meeting.

The following is a list of directors whose terms as Directors continued after the Annual Meeting:

   Ralph H. Heffner                 - Chairman of the Board and Director
   Robert L. Marshman               - Vice Chairman of the Board and Director
   Kevin B. Barrett                 - Director
   Keith H. Carlisle                - Director
   Vyron M. Chapman                 - Director
   D. Gilbert Couser                - Director
   Andrew J. Gilbert                - Director
   Peter D. Hanks                   - Director
   Frederick A. Hough               - Director
   Samuel F. Minor                  - Director
   Carl D. Smith                    - Director
   Thomas E. Smith                  - Director
   Gary K. Van Slyke                - Director
   Joel L. Wenger                   - Director
   Edwin C. Whitehead               - Director
   Christian F. Wolff, Jr           - Director
   William W. Young                 - Director

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
There were no reports on Form 8-K required to be filed during the three months ended December 31, 1996.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      AGWAY INC.
                                       ----------------------------------------
                                                    (Registrant)





Date      February 4, 1997                    /s/ PETER J. O'NEILL
      ----------------------           ----------------------------------------
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