Form 10-Q/A
period 1996-12-31
AGWAY INC
filed 1997-02-11
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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
$25 par value per share

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)



Item 6.  Exhibits and Reports on Form 8-K


(a)      List of Exhibits
         18.0     Letter re change in accounting principles
         27.0     Financial Data Schedule*

(b)      Reports on Form 8-K
         There were no reports on Form 8-K required to be filed during the three months ended December 31, 1996.


*Included with electronic filing only.

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





Date      February 11, 1997                   /s/ PETER J. O'NEILL
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