Form 10-Q
period 1997-03-31
AGWAY INC
filed 1997-05-07
CIK 2852

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended March 31, 1997
                               --------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
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
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                       Class                        Outstanding at May 2, 1997
------------------------------------------------    --------------------------
Membership Common Stock, $25 par value per share            105,966 shares

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                                                              PAGE NO.
                                                                                                              --------

PART I.    FINANCIAL INFORMATION
-------    ---------------------

           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 1997 and June 30, 1996...........................  3

           Condensed Consolidated Statements of Operations and Retained Margin for the three months and nine months ended March 31, 1997 and March 31, 1996................................................  4

           Condensed Consolidated Cash Flow Statements for the nine months ended March 31, 1997 and March 31, 1996.....................................................................................  5

           Notes to Condensed Consolidated Financial Statements...................................................  6

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........  11


PART II.   OTHER INFORMATION
--------   -----------------

           Item 6.  Exhibits and Reports on Form 8-K.............................................................  16


           SIGNATURES............................................................................................  17


                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                     March 31,    June 30,
                                                                       1997         1996
                                                                    ----------   ----------
                                                                    (Unaudited)
ASSETS
------
Current Assets:
     Trade accounts receivable (including notes receivable of
       $17,669 and $35,182, respectively), less allowance for
       doubtful accounts of $9,481 and $10,062, respectively ....   $  152,502   $  207,327
     Leases receivable, less unearned income of $54,186 and
       $48,403, respectively ....................................      118,126      105,374
     Advances and other receivables .............................       30,557       35,900
     Inventories:
       Raw materials ............................................       14,176       16,161
       Finished goods ...........................................      195,899      128,770
       Goods in transit and supplies ............................       21,782       15,028
                                                                    ----------   ----------
         Total inventories ......................................      231,857      159,959
     Prepaid expenses ...........................................       45,799       57,551
                                                                    ----------   ----------
         Total current assets ...................................      578,841      566,111

Marketable securities available for sale ........................       36,057       34,115
Other security investments ......................................       49,589       42,406
Properties and equipment, net ...................................      215,848      237,015
Long-term leases receivable, less unearned income of
  $85,726 and $75,828, respectively .............................      293,451      268,815
Net pension asset ...............................................       94,931       84,757
Other assets ....................................................       10,250       12,672
                                                                    ----------   ----------
         Total assets ...........................................   $1,278,967   $1,245,891
                                                                    ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable ..............................................   $   90,800   $   62,200
     Current installments of long-term debt and subordinated debt      170,259      108,896
     Accounts payable ...........................................      150,370      116,519
     Other current liabilities ..................................      109,357      121,046
                                                                    ----------   ----------
         Total current liabilities ..............................      520,786      408,661

Long-term debt ..................................................      157,593      197,413
Subordinated debt ...............................................      373,217      400,284
Other liabilities ...............................................       69,932       66,811
                                                                    ----------   ----------
     Total liabilities ..........................................    1,121,528    1,073,169
Shareholders' equity:
  Preferred stock, net ..........................................       57,645       59,319
  Common stock, net .............................................        2,658        2,689
  Retained margin ...............................................       97,136      110,714
                                                                    ----------   ----------
     Total shareholders' equity .................................      157,439      172,722
Commitments and contingencies
         Total liabilities and shareholders' equity .............   $1,278,967   $1,245,891
                                                                    ==========   ==========






     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED MARGIN
                                   (Unaudited)
                             (Thousands of Dollars)

                                               Three Months Ended             Nine Months Ended
                                                    March 31,                     March 31,
                                           --------------------------    --------------------------
                                               1997           1996          1997            1996
                                           -----------    -----------    -----------    -----------
Net sales and revenues from:
     Product sales .....................   $   406,747    $   408,632    $ 1,091,730    $ 1,061,343
     Leasing operations ................        14,290         12,052         41,748         35,746
     Insurance operations ..............         6,834          6,475         19,883         20,063
                                           -----------    -----------    -----------    -----------
         Total net sales and revenues ..       427,871        427,159      1,153,361      1,117,152

Cost and expenses from:
     Products and plant operations .....       378,934        371,730      1,032,422        984,928
     Leasing operations ................         4,958          4,387         16,895         14,803
     Insurance operations ..............         4,181          4,943         12,168         17,754
     Selling, general and
       administrative activities .......        31,656         34,860         95,208        100,413
                                           -----------    -----------    -----------    -----------
         Total costs and expenses ......       419,729        415,920      1,156,693      1,117,898

Operating margin (loss) ................         8,142         11,239         (3,332)          (746)
Interest expense, net ..................        (8,902)        (8,454)       (23,491)       (22,912)
Other income, net ......................        11,631         11,505         15,742         19,457
                                           -----------    -----------    -----------    -----------
Margin (loss) from continuing operations
     before income taxes ...............        10,871         14,290        (11,081)        (4,201)
Income tax (benefit) expense ...........         4,856          8,264            399          5,162
                                           -----------    -----------    -----------    -----------
Margin (loss) from continuing operations         6,015          6,026        (11,480)        (9,363)

Discontinued operations:
     Gain on disposal of Hood,
     net of tax expense of $1,624 ......                                                      2,017
                                           -----------    -----------    -----------    -----------
Net margin (loss) ......................   $     6,015    $     6,026    $   (11,480)   $    (7,346)

Retained Margin:
     Balance at beginning of period,
         as previously reported ........        91,590         88,171        109,250        102,532
     Adjustment for the cumulative
         effect on prior years of
         applying retroactively the
         FIFO method of valuing
         Energy inventories, net of tax                                        1,464            402
                                           -----------    -----------    -----------    -----------
     Balance at beginning of period,
         as adjusted ...................        91,590         88,171        110,714        102,934
     Dividends .........................                                      (2,087)        (2,172)
     Adjustment to unrealized gains
         (losses) on available-for-sale
         securities, net of tax ........          (469)        (1,085)           (11)          (304)
                                           -----------    -----------    -----------    -----------
Balance at end of period ...............   $    97,136    $    93,112    $    97,136    $    93,112
                                           ===========    ===========    ===========    ===========





     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                                  Nine Months Ended
                                                                       March 31,
                                                               -----------------------
                                                                  1997         1996
                                                               ----------   ----------
Net cash flows provided by (used in) operating activities ..   $  28,683    $  (6,467)

Cash flows provided by (used in) investing activities:
     Purchases of property, plant and equipment ............     (15,274)     (14,683)
     Proceeds from disposal of businesses ..................      20,385       26,276
     Proceeds from disposal of property, plant and equipment       7,103        2,594
     Cash paid for acquisitions ............................        (973)
     Leases originated .....................................    (152,617)    (114,399)
     Leases repaid .........................................     109,672       92,484
     Proceeds from sale of marketable securities ...........      20,622        6,505
     Purchases of marketable securities ....................     (22,572)      (6,108)
     Net purchase of investments in related cooperatives ...     (12,100)      (6,687)
     Proceeds from disposal of discontinued operations .....                   15,900
                                                               ---------    ---------

Net cash flows provided by (used in) investing activities ..     (45,754)       1,882


Cash flows provided by (used in) financing activities:
     Net change in short-term borrowings ...................      28,600       11,500
     Proceeds from long-term debt ..........................      28,402       23,663
     Repayment of long-term debt ...........................     (52,854)     (29,364)
     Proceeds from sale of subordinated debt ...............      54,107       72,190
     Maturity and redemption of subordinated debt ..........     (32,626)     (61,259)
     Payments on capital leases ............................      (2,554)      (1,306)
     Redemption of stock, net ..............................      (1,707)      (6,257)
     Cash dividends paid ...................................      (4,297)      (4,582)
                                                               ---------    ---------

Net cash flows provided by financing activities ............      17,071        4,585
                                                               ---------    ---------


Net decrease in cash and equivalents .......................           0            0
Cash and equivalents at beginning of period ................           0            0
                                                               ---------    ---------


Cash and equivalents at end of period ......................   $       0    $       0
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997 due to the seasonal nature of certain major segments of the Company's business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1996.

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

                                                Three Months Ended                 Nine Months Ended
                                                     March 31,                          March 31,
                                          ------------------------------     ------------------------------
                                               1997              1996             1997             1996
                                          -------------     ------------     -------------     ------------

     Net sales and revenues.............  $     317,414     $    304,716     $     831,626     $    791,581
     Operating margin...................         20,433           19,930            27,428           23,914
     Margin (loss) from continuing
         operations.....................         (1,212)           2,386            (4,482)          (9,990)
     Net margin (loss)..................         (1,212)           2,386            (4,482)          (7,973)

                                              March 31,    June 30,
                                                1997         1996
                                             ----------   ----------
Current assets ...........................   $  525,767   $  532,158
Properties and equipment, net ............      155,028      166,504
Noncurrent assets ........................      383,493      353,377
                                             ----------   ----------
    Total assets .........................   $1,064,288   $1,052,039
                                             ==========   ==========

Current liabilities ......................   $  310,417   $  227,782
Long-term debt ...........................      150,945      191,189
Subordinated debt ........................      373,217      400,284
Noncurrent liabilities ...................       18,568       17,152
Shareholder's equity .....................      211,141      215,632
                                             ----------   ----------
Total liabilities and shareholder's equity   $1,064,288   $1,052,039
                                             ==========   ==========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWING ARRANGEMENTS
     ----------------------
     Agway and AFC
     As of March 31, 1997, the Company had certain facilities available with banking institutions whereby lenders have agreed to provide funds up to $254,000 to separately financed units of the Company as follows: AFC - $50,000 and Telmark - $204,000. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a letter of credit.

     The $50,000 line of credit available to AFC and its ability to issue $50,000 of commercial paper require collateralization using certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). Amounts which can be drawn under the AFC short-term agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained margins. The amounts outstanding as of March 31, 1997 under AFC's $50,000 line of credit and $50,000 commercial paper were $0 and $39,400, respectively. The Company's current line of credit facility continues through January 1, 1998 and provides seasonal increases in the line of credit which will be available so that total availability under AFC's line of credit will increase to $70,000 at June 1, 1997 and $100,000 at October 1, 1997. The Company's current commercial paper program continues through December 31, 1997. The Company has ongoing discussions with its lenders and expects to continue to have appropriate and adequate financing to meet its ongoing needs.

     Annually, Agway and AFC offer subordinated debentures and subordinated money market certificates to the public. Of Agway's and AFC's subordinated debt at March 31, 1997, $380,800 is redeemable in whole or in part at the principal amount plus accrued interest, prior to maturity dates, at the option of the Company. The foregoing debt bears interest payable semi-annually on January l and July 1 of each year. The money market certificates' interest rate is at the greater of the quoted rate or a rate based upon the discount rate for U. S.
     Government Treasury Bills, with maturities of 26 weeks.

     Telmark
     As of March 31, 1997, Telmark had two separate credit facilities available from banks which allow Telmark to borrow up to an aggregate of $204,000. An uncommitted short-term line of credit agreement permits Telmark to borrow up to $4,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $200,000 partially collateralized revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amounts outstanding as of March 31, 1997, under the short-term line of credit and the revolving term loan facility were $4,000 and $185,400, respectively. On April 23, 1997, Telmark completed a private placement of debt totaling $38,000. Proceeds of the notes were used to pay down debt under the Telmark lines of credit.

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

     At March 31, 1997, Telmark also had balances outstanding on unsecured senior notes from private placements totaling $111,222. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contain specific financial covenants.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWING ARRANGEMENTS (continued)
     ----------------------------------
     Telmark (continued)
     Annually, Telmark offers subordinated debentures to the public. The debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1, and the proceeds of the offerings will be used to provide financing for Telmark's leasing activities.

     The Company believes Telmark will continue to have appropriate and adequate short-term and long-term financing to meet its ongoing needs.

     Long-term and subordinated debt outstanding at March 31, 1997, as compared to June 30, 1996, amounted to:

                            Agway & AFC             Telmark                Total
                        -------------------   -------------------   -------------------
                          3/97       6/96       3/97       6/96       3/97       6/96
                        --------   --------   --------   --------   --------   --------
Long-term debt ......   $ 15,331   $ 18,666   $249,330   $273,000   $264,661   $291,666
Currently payable ...      5,280      6,065    101,788     88,188    107,068     94,253
                        --------   --------   --------   --------   --------   --------
Net long-term debt ..   $ 10,051   $ 12,601   $147,542   $184,812   $157,593   $197,413
                        ========   ========   ========   ========   ========   ========

Subordinated debt ...   $405,658   $390,669   $ 30,750   $ 24,258   $436,408   $414,927
Currently payable ...     52,223     14,643     10,968     63,191     14,643
                        --------   --------   --------   --------   --------   --------
Net subordinated debt   $353,435   $376,026   $ 19,782   $ 24,258   $373,217   $400,284
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

     The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of the Company's degree of responsibility relating to a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. At March 31, 1997, the Company had been designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the Company's determination of its estimated liability. The Company believes that its past experience provides a reasonable basis for estimating its liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the reserves established will cause future cash outlays over approximately five years based upon current estimates, and it is not expected that such outlays will materially impact the Company's liquidity position.

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

                                                                        Results by Operating Segment
                                           --------------------------------------------------------------------------------------
                                                      Three Months Ended                            Nine Months Ended
                                           -----------------------------------------    -----------------------------------------
                                                                         $ Increase                                   $ Increase
                                             3/31/97        3/31/96      (Decrease)       3/31/97        3/31/96      (Decrease)
                                           -----------    -----------    -----------    -----------    -----------    -----------
Net Sales and Revenues
----------------------
Agriculture                                $   156,711    $   187,791    $   (31,080)   $   493,856    $   516,875    $   (23,019)
Retail                                          45,454         49,162         (3,708)       157,359        163,616         (6,257)
Energy                                         212,372        191,603         20,769        487,882        429,282         58,600
Leasing                                         14,290         12,052          2,238         41,748         35,746          6,002
Insurance                                        6,834          6,475            359         19,883         20,063           (180)
Other (a)                                       (7,790)       (19,924)        12,134        (47,367)       (48,430)         1,063
                                           -----------    -----------    -----------    -----------    -----------    -----------
                                           $   427,871    $   427,159    $       712    $ 1,153,361    $ 1,117,152    $    36,209
                                           ===========    ===========    ===========    ===========    ===========    ===========

Margin (Loss) from Continuing Operations
----------------------------------------
   before Income Taxes
   -------------------
Agriculture                                $    (1,800)   $     4,650    $    (6,450)   $   (18,075)   $    (3,626)   $   (14,449)
Retail                                          (3,337)        (3,339)             2         (3,942)        (5,197)         1,255
Energy                                          19,931         20,347           (416)        20,205         21,203           (998)
Leasing                                          3,745          3,260            485          9,787          8,659          1,128
Insurance                                           76         (1,226)         1,302            327         (5,110)         5,437
Other(a)                                         1,158           (948)         2,106          4,108          2,782          1,326
                                           -----------    -----------    -----------    -----------    -----------    -----------
Operating margin (loss)
   plus other income, net                       19,773         22,744         (2,971)        12,410         18,711         (6,301)
Interest (expense), net of
   interest income                              (8,902)        (8,454)          (448)       (23,491)       (22,912)          (579)
                                           -----------    -----------    -----------    -----------    -----------    -----------
                                           $    10,871    $    14,290    $    (3,419)   $   (11,081)   $    (4,201)   $    (6,880)
                                           ===========    ===========    ===========    ===========    ===========    ===========

(a) Represents unallocated corporate items and intersegment eliminations.

Numbers in the following narrative have been rounded to the nearest hundred thousand.

Consolidated Results
--------------------
Consolidated net sales and revenues of $427,900 and $1,153,400 for the three and nine months ended March 31, 1997 increased $700 (.2%) and $36,200 (3%), respectively, as compared to the same periods in the prior year. The increases were the result of (1) higher sales prices, due to increased product costs, in Agriculture for feed products and in Energy for heating oils, diesel fuel and propane; (2) delayed spring 1996 sales of crop-related services by Agriculture which increased sales in the first quarter of fiscal 1997; and (3) increased lease portfolio revenues, as compared to the prior year, primarily due to a higher average net lease investment. These increases in sales were partially offset by the weather-related decline in demand for bird food which significantly reduced sales to consumers in the Retail business. Additionally, the sale of businesses within the Country Products Group component of Agriculture (CPG) during the prior year and first nine months of fiscal 1997 has reduced the overall sales level in CPG.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Consolidated Results (continued)
--------------------------------
Net income (loss) from continuing operations before taxes of $10,900 for the three months ended March 31, 1997 decreased $3,400 (24%), as compared to the same period in the prior year; and the net income (loss) from continuing operations before taxes of ($11,100) for the nine months ended March 31, 1997 represents a loss that is $6,900 (164%) greater than the loss during the same period in the prior year. The Company's results through the nine months ended March 31, 1997 reflect certain ongoing operational improvements of $9,800 over the same period in the prior year from Agway Agricultural Products (AAP) field operations, Insurance, Retail and Leasing. However, these improvements were more than offset mostly by decreased gross margins that resulted from a combination of increased commodity costs and unfavorable experience with exchange-traded futures. The remaining offsets were (1) the net charges from the current year sale of the pet food manufacturing brands and businesses of CPG as compared to significant gains on the sales of CPG businesses generated in the prior year and
(2) a charge for the adoption of a new accounting pronouncement on the impairment of long-lived assets.

Agriculture
-----------
Agriculture consists of Agway Agricultural Products (AAP) and the Country Products Group (CPG). Total Agriculture net sales and revenues of $156,700 and $493,900 for the three and nine months ended March 31, 1997 decreased $31,100 (17%) and $23,000 (4%), respectively, as compared to the same periods in the prior year. The decrease in net sales and revenues for the three-month period, as compared to the same period in the prior year, resulted from an $18,500 (14%) decrease in AAP net sales and revenues and a $12,600 (25%) decline in CPG net sales and revenues. The decrease in net sales and revenues for the nine-month period ended March 31, 1997, as compared to the same period in the prior year, resulted from a $15,300 (4%) increase in AAP net sales and revenues, offset by a $38,300 (25%) decline in CPG total net sales and revenues.

The increase in AAP sales for the nine-month period ended March 31, 1997 resulted primarily from increased feed product prices and delayed spring 1996 sales of crop-related services which increased sales in the first quarter of fiscal 1997. In the third quarter, this was offset by a decrease in grain sales resulting from a poor wheat yield. The decline in CPG sales for the three- and nine-month periods ended March 31, 1997 represents the decline in sales volume of $6,300 and $29,700, respectively, from lines of business sold, mainly during the prior year, as part of CPG's strategic plan, which included Agway's laboratory animal diet business, Pro-Lawn, Sacramento Valley Milling and Roberts Seed. Additionally, net sales and revenues for the ongoing CPG specialty products operations also declined in the nine-month period ended March 31, 1997, as compared to the same period in the prior year, mainly due to declines in sunflower seed sales for the production of bird foods. Lower than normal snow coverage in the Northeast caused less demand for this product.

The net loss before income taxes of Agriculture of $1,800 and $18,100 for the three and nine months ended March 31, 1997 increased $6,500 (138%) and $14,500 (403%), respectively, as compared to the same periods in the prior year. AAP's third quarter loss of $3,500 was $3,000 (545%) larger than the loss in the same period in the prior year, and the $21,400 nine-month loss was $9,900 (86%) larger than the loss in the first nine months of the prior year. AAP enterprise field operations experienced $3,400 in improvements to operating results during the nine months ended March 31, 1997, as compared to the same period in the prior year. These improvements were more than offset mostly by decreased gross margins, due to increased commodity costs and unfavorable experience with exchange-traded futures, and also by the impact of adopting a new accounting pronouncement on the impairment of long-lived assets. Due to the volatility of the commodities market, the gain or losses experienced from the use of exchange-traded futures contracts may or may not be realized at the same level in future periods.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Agriculture (continued)
-----------------------
CPG net income of $1,700 and $3,300 for the three and nine months ended March 31, 1997 decreased $3,500 (67%) and $4,600 (58%), respectively, as compared to the same periods in the prior year. The sale of the Pro-Lawn business in January 1996 generated a significant gain, which accounts for $3,000 of the decrease in net income for the three and nine months ended March 31, 1997. The net income was adversely impacted in 1997 by a $300 decline in the sunflower seed margins due to lower bird food sales volumes; a decline in potato margins resulted from price reductions in the potato industry; and the cost of net asset write-downs and other costs attributable to the current year sale of CPG's pet food manufacturing brands and business. These adverse items were partially offset by improvements, as compared to the prior year, in other continuing operations.

Retail
------
Total net sales and revenues of $45,500 and $157,400 for the three and nine months ended March 31, 1997 decreased $3,700 (8%) and $6,200 (4%), respectively, as compared to the same periods in the prior year. The declines are primarily attributable to a mild and relatively snow-free winter in many parts of the Northeast. This resulted in a significant reduction in bird food and ice melter salt sales. Additionally, sales of water systems were significantly reduced, as compared to the prior year, as Retail entered into an agreement under which a third party would sell these products and pay Retail a commission. The third quarter decline in sales, as compared to the prior year, more than offset the first quarter sales improvements in pet food, bird food and lawn and garden seeds and the improved sale of wood pellets in the second quarter.

Net loss before income taxes of $3,300 and $3,900 for the three and nine months ended March 31, 1997 showed no change and improved $1,300 (25%), respectively, over the same periods in the prior year. Gross margin dollars were down 4% for the third quarter, as compared to the prior year, due to the decline in sales dollars; however, margin percentages have improved through product mix and pricing strategy changes since the prior year. Total expenses for the third quarter and for the nine-month period ended March 31, 1997 decreased $600 (4%) and $2,300 (4%), respectively, as compared to the same periods in the prior year. The most significant decline in both the three- and nine-month periods ended March 31, 1997 was in selling expenses. Advertising expenses have been either reduced or delayed to provide for enhancement to sales efforts in the upcoming spring season. Additionally, reductions in distribution and manufacturing expenses were more than offset by transition costs incurred to outsource distribution center management and from the costs of acquisition of new businesses or improvements to current stores.

Energy
------
Net sales and revenues of $212,400 and $487,900 for the three and nine months ended March 31, 1997 increased $20,800 (11%) and $58,600 (14%), respectively, as compared to the same periods in the prior year. The increase, as compared to the prior year, is substantially due to higher commodity prices in the current year in heating oils, diesel fuel and propane as a result of strong demand and low industry inventories in the marketplace. Energy's average selling price of all products increased 8.2% for the nine months ended March 31, 1997, as compared to the same periods in the prior year. The total unit volume of all products for both the three and nine months ended March 31, 1997 shows slight improvements, despite temperatures being warmer than the prior year.

Margin before income taxes of $19,900 and $20,200 for the three and nine months ended March 31, 1997 decreased $400 (2%) and $1,000 (5%), respectively, as compared to the same periods in the prior year. Gross margin dollars decreased $3,400 and $3,700 for the third quarter and nine months ended March 31, 1997, as compared to the same periods in the prior year, as a result of product cost increases not being passed on to the marketplace through higher product prices. Total operating expenses decreased for the three and nine months ended March 31, 1997, as compared to the same periods in the prior year, as the result of decreased distribution costs, principally payroll costs, due to staff reductions and a decrease in overtime. Finally, other revenue increased over the prior year due to gains on the sale of assets in the current year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Leasing
-------
Telmark total revenues of $14,300 and $41,700 for the three and nine months ended March 31, 1997 increased $2,200 (18%) and $6,000 (17%), respectively, as compared to the same periods in the prior year. The increased revenues over both periods, as compared to the same periods in the prior year, are primarily the result of a higher average net investment associated with current period leases. The net investment increased $41,400 (11%) to $435,800 for the nine-month period ended March 31, 1997, as compared to an increase of $21,000 (6%) to $369,400 for the same period in the prior year.

Margin before income taxes of $3,700 and $9,800 for the three and nine months ended March 31, 1997 increased $500 (16%) and $1,100 (13%), respectively, as compared to the same periods in the prior year. Total revenue increases were partially offset by an increase in total expenses for the three and nine months ended March 31, 1997 of $1,800 (20%) and $4,900 (18%), respectively, as compared to the same periods in the prior year. The larger net investment during those periods, as compared to the same periods in the prior year, has increased interest expense, selling, general and administrative expenses and the provision for credit losses in the current year.

Insurance
---------
Insurance consists of Agway Insurance Company, a property and casualty insurance subsidiary, and Agway General Agency, a subsidiary which markets accident and health insurance and long-term care products.

Insurance net revenues (earned premiums) of $6,800 and $19,900 for the three and nine months ended March 31, 1997 increased $400 (6%) and decreased $200 (1%), respectively, as compared to the same periods in the prior year. The increase for the three-month period is the result of decreased reinsurance costs. For the nine months ended March 31, 1997, the increase in net revenues due to decreased reinsurance costs of the Insurance Company was offset by a decline in the fees from third-party insurers received by Agway General Agency.

Margin before income taxes of $80 and $300 for the three and nine months ended March 31, 1997 increased $1,300 (104%) and $5,400 (106%), respectively, as compared to the same periods in the prior year. The increase has been the result of improvement in loss development. In the first nine months of the prior year, Insurance experienced adverse development in older claims and certain unusually large farmowner and auto liability casualty losses. These types of adverse developments did not occur during the first nine months of the current year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash Flows from Operating Activities
Cash flows provided from operating activities for the nine months ended March 31, 1997 were a net of $28,700, an increase in cash flows of approximately $35,200 as compared to the same period in the prior year. This increase is due primarily to a smaller increase in inventory ($14,800) and a larger decrease in receivables ($26,500) over the nine-month period ended March 31, 1997, as compared to the same period in the prior year.

Cash Flows from Investing Activities
Net cash flows used in the Company's investing activities totaled approximately $45,800 for the nine months ended March 31, 1997, as compared to $1,900 provided for the nine months ended March 31, 1996, an increased outflow of $47,700. The Company has a growing leasing business and cash required to fund lease origination growth in excess of lease repayments and leases sold amounted to $42,900 for the nine months ended March 31, 1997, as compared to $21,900 for the nine months ended March 31, 1996, a net increase in cash outflow of $21,000. Proceeds of $27,500 from businesses and fixed assets sold during the nine months ended March 31, 1997 were $17,300 less than the cash generated from the same activity, including the disposal of discontinued operations, in the same period in the prior year.

Cash Flows from Financing Activities
The Company finances its operations and the operations of all its continuing businesses and subsidiaries, except Telmark and Agway Insurance Company, through Agway Financial Corporation (AFC). External sources of short-term financing for the Company and all its other continuing operations include revolving credit lines, letters of credit, and commercial paper programs. Telmark and Agway Insurance Company finance themselves through operations or direct borrowing arrangements. Each is financed with a combination of short- and long-term credit facilities. In addition, Telmark has occasionally sold blocks of its lease portfolio. Sources of longer-term financing include the following as of March 31, 1997:

Source of debt                                  Agway & AFC   Telmark     Total
--------------                                  -----------  --------   --------
Banks - due 11/97 to 2/01 with interest
  from 6.0% - 8.5% ............................   $  2,695   $138,000   $140,695
Insurance companies - due 5/97 to 11/00
  with interest from 5.9% - 9.2% ..............               111,222    111,222
Capital leases & other - due 1997 to 2007
  with interest from 6% to 12% ................     12,636        108     12,744
                                                  --------   --------   --------
    Long-term debt ............................     15,331    249,330    264,661
Subordinated money market certificates - due
  10/97 to 10/08 with interest from 4.5% - 9.5%    383,458     30,750    414,208
Subordinated debentures - due 1999 to 2003 with
  interest at 7.0% to 8.5% ....................     22,200                22,200
                                                  --------   --------   --------
    Total debt ................................   $420,989   $280,080   $701,069
                                                  ========   ========   ========

For a complete description of the Company's credit facilities available at March 31, 1997, see Footnote 3 to the condensed consolidated financial statements.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
There were no reports on Form 8-K required to be filed during the three months ended March 31, 1997.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           AGWAY INC.
                                              ---------------------------------
                                                         (Registrant)





Date            May 5, 1997                         /s/ PETER J. O'NEILL
         --------------------------           ---------------------------------
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