Form 10-K405
period 1997-06-30
AGWAY INC
filed 1997-08-27
CIK 2852

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----  ACT OF 1934
For the fiscal year ended June 30, 1997
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934
    For the transition period from     to
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
                                                   X
                                                  ---         ---
                                                  Yes         No

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.    X
                               ---

      STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF AUGUST 22, 1997.

             Membership Common Stock, $25 Par Value - $2,621,425

      INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS                               OUTSTANDING AT AUGUST 22, 1997
           -----                               ------------------------------
Membership Common Stock, $25 Par Value                104,857 Shares

  PAGE 1 OF 200.  EXHIBIT INDEX APPEARS ON SEQUENTIALLY NUMBERED PAGE 62.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         FORM 10-K ANNUAL REPORT - 1997
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                              CROSS REFERENCE SHEET

                                                                                                                Page

                                     PART I
Items 1 & 2.     Business and Properties
                     General...................................................................................   3
                     Agriculture...............................................................................   3
                     Retail....................................................................................   5
                     Energy....................................................................................   6
                     Leasing...................................................................................   6
                     Insurance.................................................................................   6
                     Discontinued Operations...................................................................   6
                     Competition...............................................................................   7
                     Human Resources...........................................................................   8
                     Regulation................................................................................   9
                     Administrative............................................................................   9
                     Stockholder Membership and Control of Agway...............................................   9
                     Patronage Refunds.........................................................................  11
                     Retained Margin...........................................................................  11
Item 3.          Legal Proceedings.............................................................................  11
Item 4.          Submission of Matters to a Vote of Security Holders...........................................  12

                                                      PART II

Item 5.          Market for the Registrant's Common Equity and Related Stockholder Matters.....................  13
Item 6.          Selected Financial Data.......................................................................  13
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.........  14
Item 8.          Financial Statements and Supplementary Data...................................................  26
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........  26

                                                     PART III

Item 10.         Directors and Executive Officers of the Registrant............................................  57
Item 11.         Executive Compensation........................................................................  59
Item 12.         Security Ownership of Certain Beneficial Owners and Management................................  61
Item 13.         Certain Relationships and Related Transactions................................................  61

                                                      PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................  62

                 Signatures....................................................................................  72



                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


GENERAL

Agway Inc. (the Company or Agway), incorporated under the Delaware General Corporation Law in 1964 and headquartered in DeWitt, New York, functions as an agricultural cooperative directly engaged in manufacturing, processing, distribution and marketing of products and services for its farmer-members and other customers, primarily in the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, and Vermont. The Company, through certain of its subsidiaries, is involved in retail and wholesale sales of farm supplies, yard and garden products, pet food and pet supplies; the distribution of petroleum products; repackaging and marketing of produce; processing and marketing sunflower seeds; the underwriting and sale of certain types of property and casualty insurance; the sale of health insurance; and lease financing.

Operating as a cooperative, the Company is eligible to pay patronage refunds to its members and "contract patrons." For income tax purposes, Agway is subject to corporate income tax at applicable tax rates on all taxable income remaining after deductions for patronage refunds, if or when paid.

Agway Financial Corporation (AFC), a wholly owned subsidiary of the Company, is a Delaware corporation incorporated in 1986 with principal executive offices located in Wilmington, Delaware. AFC's principal business activities consist of securing financing through bank borrowings and issuance of corporate debt instruments to provide funds to the Company and AFC's sole wholly owned subsidiary, Agway Holdings Inc. (AHI), and AHI's subsidiaries, for general corporate purposes. The payment of principal and interest on this debt is unconditionally guaranteed by Agway.

Major subsidiary  holdings  of  AHI  include Agway Consumer Products Inc. (Agway
Retail Services and Country Products Group), Agway Petroleum Corporation (Energy), Telmark Inc. and subsidiaries (Leasing), Agway Insurance Company and Agway General Agency (Insurance), as well as former holdings in H.P. Hood Inc.
(Hood) and Curtice Burns Foods, Inc. (Curtice Burns), which have been sold.

In an exemptive relief granted pursuant to a "no action letter" issued by the staff of the Securities and Exchange Commission, AFC, as a separate company, is not required to file periodic reports but does report summarized AFC financial information in the Company's financial statement footnotes.

AGRICULTURE

AGWAY AGRICULTURAL PRODUCTS

Agway Agricultural Products (AAP) is comprised of seven geographically-based enterprise units which provide animal feed, agronomic and farm supply products and services to farmers in their specific geographic markets. Each enterprise unit is responsible for management, operations, sales, billing, and customer service.

ANIMAL FEEDS: AAP operates 16 feed mills and 20 grind and mix facilities, principally in New York, Pennsylvania, and Vermont. These operations manufacture livestock and poultry feeds under Company formula and provide grain and ingredient brokerage services. Products are sold primarily through an Agway sales force, which actively calls on farmer-customers and responds to customer calls to any Agway facility. Production capacity is sufficient to meet market needs. During 1996, AAP and Farmland Industries, Inc. formed AFI, a limited liability company, to provide better pricing of feed products through volume purchasing.

(THOUSANDS OF DOLLARS)


AGWAY AGRICULTURAL PRODUCTS (CONTINUED)

AGRONOMIC NEEDS: AAP operates 120 agronomic blending plants and storage facilities. These operations manufacture, process, and procure crop-related products to be sold as direct shipments to customers, farmer-dealers, and wholesale accounts. The fertilizer operations in York and East Berlin, Pennsylvania, manufacture yard and garden fertilizers sold to dealers and distributors on the East Coast. Fertilizer grading equipment has been installed at East Liverpool, Ohio, and Kittanning, Pennsylvania, to sell to other commercial fertilizer customers. AAP sources substantially all of its fertilizer needs through CF Industries, Inc., of which it is a member cooperative eligible for patronage refunds. AAP has a significant investment as a result of receiving part of its patronage refund in stock.

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

FARM SUPPLIES: While all Agway-owned retail stores (see Retail) carry farm supplies, yard and garden products, pet food and pet supplies, 67 store locations have a significantly heavier emphasis on farm supplies, due to their geographic location and customer base. These locations are managed by AAP and also coordinate the delivery of feed and crop-related products to farmers in their territory.

RESEARCH AND APPLIED TECHNOLOGY: The Research and Applied Technology Department operates the Agway Farm Research Center (Research Farm) in Tully, New York, and the Technical Center in Ithaca, New York. Research for the crops operations is conducted in conjunction with universities, other suppliers, and farmers. During the fiscal years ended June 30, 1997, 1996 and 1995, net expenditures of $700, $600 and $1,300, respectively, were made on agricultural research activities by the Company as a whole. In the fourth quarter of 1997, the following occurred:
(1) the Technical Center was transferred to Cornell University and (2) a decision was announced that the main dairy nutrition research program sponsored by eleven cooperatives that had been conducted at the Research Farm will move to a new facility owned by another cooperative. The transition to the new facility will occur in 1998 as well as an evaluation as to alternative uses for or potential sale of the Research Farm.

COUNTRY PRODUCTS GROUP

Country Products Group (CPG) operates four different businesses: produce repack operations, commodity processing and repack operations, bag manufacturing and printing, and forage seed processing. All operations have sufficient capacity to meet their operating requirements. The seed operation is seasonal in nature, with the majority of sales occurring in the spring.

The produce repack operations operated eight distribution facilities during 1997, located in Canastota, DeWitt, Elba, and Chittenango, New York; Winder, Georgia; Tampa, Florida; and two in Plant City, Florida. These produce businesses specialize in the sale of consumer packages of potatoes, onions, and other vegetables to retail outlets. During 1997, the operations previously handled by the Canastota and Chittenango facilities were consolidated to a new 183,000 square foot building in DeWitt, New York. The Canastota property is no longer being used for processing and was sold July 1997. The Chittenango property continues limited operations. Additionally, a new 31,500 square foot building was built in fiscal 1997 in Winder, Georgia, complete with packaging equipment. This business is named Country Best Produce and became operational in June 1997. Country Best Produce and Adams Produce Co. Inc. combined operations in August 1997 in a new limited liability company, Country Best Adams, L.L.C., which is 80% owned by CPG. Tablestock and seed potatoes are marketed from Presque Isle, Maine.

(THOUSANDS OF DOLLARS)


COUNTRY PRODUCTS GROUP (CONTINUED)

The commodity processing and repack operations purchase certain commodities produced by members and other farmers and conduct processing and repacking operations as well as marketing, sales, and distribution of the end products. Principal commodities processed, sold, and distributed include edible dry beans, human edible sunflower seed, bird food, and flour. Edible dry bean processing plants are located at Caledonia, Geneva, and Moravia, New York, with combined storage capacity of 185,000 cwt. Sunflower processing and storage facilities, located at Grandin, North Dakota, produce and market human edible sunflower seed, hulled millet, wild bird food, and related products. During fiscal 1997, a major expansion of the sunflower facility was initiated. It is expected that the expansion will be complete in the fall of 1997 and will add 230,000 bushels of storage capacity to its already existing 2.5 million bushels of storage capacity. A flour mill is located in Churchville, New York, with wheat storage capacity of 250,000 bushels.

A multi-walled bag printing and manufacturing plant, located in Wapakoneta, Ohio, supplies bags used by external customers as well as by Pro-Pet, L.L.C.

The seed operation produces, conditions, and markets forage seed. These facilities are located in Nampa, Idaho.

From July through October 1996, two pet food manufacturing plants, located in Waverly, New York, and St. Marys, Ohio, produced small animal food products, which were distributed through the Agway retail store and franchised representative system, other cooperatives, and direct to users. In October 1996, all manufacturing ceased at the Waverly facility and was transferred to the Ohio operation. In November 1996, Agway sold its pet food manufacturing brands, business, and Ohio facility to Pro-Pet, L.L.C., of which Agway maintained an ownership of 16.6%, and continued to source substantially all of its pet food needs from Pro-Pet, L.L.C. In June 1997, the Waverly facility was sold.

RETAIL

Agway Retail Services (ARS) provides support for wholesale purchasing, warehousing, and distribution activities to AAP and Agway's entire wholesale and retail system. ARS conducts retail sales and distribution activities through 183 Company-owned stores and 328 franchised representative stores located in all of Agway's primary states except Ohio. Of the Agway-owned stores, although all carry farm supplies, 116 locations, managed by ARS, are in more suburban areas and therefore have a greater emphasis on yard and garden products, pet food and pet supplies. The other 67 Agway-owned stores are managed by AAP. The franchised representative stores are authorized to sell Agway-branded products and, along with Agway-owned stores, are located in areas where a retail market presence is deemed desirable.

The retail system is focused primarily on three product categories: farm-related products, yard and garden products, and pet food and pet supplies. ARS additionally generates sales of animal health products directly to farmers through a mail-order catalog service which complements the Agway retail system. The farm-related and yard and garden products are seasonal, with the majority of sales and demand on working capital generated in late winter and spring. In 1996, ARS entered into a ten-year logistics agreement with Ryder Integrated Logistics (RIL) to manage its distribution of products with an estimated annual expense under this agreement of approximately $10,000. In 1997, two distribution centers, located in Elizabethtown, Pennsylvania, and Westfield, Massachusetts, which are operated to support the retail store and franchised representative system, were sold to a third party and leased to RIL.

In 1997, ARS began executing a business plan that includes upgrading or relocating existing store locations, store expansion, acquisitions, and construction of new store locations. ARS completed major upgrades for several locations, expanded nine locations, and made three business acquisitions during 1997. Several other store activities are in process, and it is planned that ARS will continue to enhance and grow its retail store locations.

(THOUSANDS OF DOLLARS)


ENERGY

Energy is Agway Petroleum Corporation, a Delaware corporation wholly owned by AHI, doing business as Agway Energy Products (AEP). AEP is a full service energy company operating in New York, Pennsylvania, New Jersey, Vermont, and Massachusetts. AEP markets oil and gas heating and air-conditioning equipment, petroleum products including gasolines, kerosene, fuel oil, diesel fuel, propane, lubricating oils and greases, antifreeze, and other related items. In March 1997, AEP began marketing natural gas to residential and small commercial customers in New York. A product emphasis on oil and propane heating fuels creates seasonal increases in sales and working capital requirements in the fall and winter months. All products are purchased from numerous suppliers or through open market purchases.

During 1997, AEP owned and operated 10 terminals with storage capacity of approximately 2,900,000 barrels of product. AEP operates 96 retail distribution centers, located throughout its operating territory. AEP also distributes petroleum products through approximately 100 distributors and resellers. Facilities are sufficient to meet the current operating requirements of the business.

LEASE FINANCING

Telmark Inc. (Telmark), a New York corporation wholly owned by AHI, and its consolidated subsidiaries finance equipment, buildings, and vehicles to farmers and other customers in rural communities. Telmark operates a captive sales force as its primary distribution system in 27 states in the eastern and midwestern United States. Telmark transacts business in the continental United States through a separate division, Telease Financial Services, which generates business directly from farm equipment dealers and from brokers. During 1997, Telmark formed TFS Limited (TFS) and Telmark Lease Funding Corp. I, wholly owned subsidiaries of Telmark Inc. TFS is a Canadian corporation formed to conduct certain lease transactions with Canadian customers. Telmark Lease Funding Corp. I is a New York corporation established solely to enable a lease securitization financing entered into during 1997.

As of June 30, 1997, Telmark had approximately $460,500 of leases outstanding with persons other than Agway and its subsidiaries, net of unearned interest and finance charges of approximately $152,600. Telmark finances its operations and lease portfolio growth through borrowings under its lines of credit, private placements of debt with institutional investors, sales of debentures to the public, or lease securitizations. As a result of Telmark issuing subordinated debentures to the public, it files periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

INSURANCE

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

DISCONTINUED OPERATIONS

In 1993, the Agway Board of Directors authorized management to sell the Company's interest in Curtice Burns and Hood, the major investments in what was Agway's food group segment. Curtice Burns was sold in 1995 and Hood was sold in 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations for the specifics of these sales.

(THOUSANDS OF DOLLARS)


COMPETITION

The Company, one of the largest agricultural cooperatives in the country, deals in a wide variety of product lines and market segments. Many of its high-volume products are sold in highly competitive markets where product differentiation is difficult to achieve. The Company strives to distinguish itself through superior customer service, product selection, and product knowledge.

AGRICULTURE

AGWAY AGRICULTURAL PRODUCTS: In the animal feed business, the Company is one of the largest in sales volume in the northeastern United States. Competition exists with large national and regional feed manufacturers as well as with local independent mills. The market position held by Agway in the feed business is significant, resulting from performance quality of its products, research, an established manufacturing and distribution system, and knowledgeable work force.

In the agronomic business, Agway plant nutrients, seed, crop protectants, and lime products compete in the commercial farm market. Although there are substantial regional variations in market share, the Company's competitive position is strong in the commercial farm market. Competition varies significantly by product line and consists of independent dealers and several nationally integrated corporations. Agway competes on the basis of technical expertise and field application services, product performance, crop management practices developed by Agway, and expert assistance to the farmer in making crop management decisions.

COUNTRY PRODUCTS GROUP: CPG competes with a large number of firms of all sizes and types in most of its product categories. The principal factors of competition in the produce repack operations are product quality, efficiencies in product distribution, concentration in selected markets, and current market pricing. In the product lines of dry beans, tablestock and seed potatoes, flour, and bag printing and manufacturing, CPG does not occupy a major position in national markets. The bird food products are primarily marketed to the Agway retail store and franchised representative system and other cooperatives, and compete based on product quality. The human edible sunflower seed and hulled millet are marketed internationally and compete on the basis of product variety and quality. The seed business competes on the basis of technical expertise and product performance.

RETAIL

ARS competition varies by product line and location and consists of larger yard and garden chains, smaller yard and garden nurseries, building material stores, home center stores, large discounters, and specialty pet stores. Wholesale competition to franchised representatives also varies by product line and consists of national, regional and local wholesalers; independent distributors; and pet food manufacturers. ARS competes with this competition on the basis of product knowledge, expertise, and customer service.

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

LEASE FINANCING

Telmark competes with national and regional financing companies in addition to traditional agricultural lenders. Other major sources of competition are manufacturers' finance and lease programs and regional banks offering financing products to their customers. The Farm Credit System, the major independent competitor presently active in the agricultural market, offers a complete array of traditional loan programs as well as lease financing.

(THOUSANDS OF DOLLARS)


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

HUMAN RESOURCES

Agway and its subsidiaries employ approximately 7,100 persons, 2,500 of which are part-time. There are approximately 130 employees represented by two different unions with six existing union contracts. The Company enjoys satisfactory relations with both its union and nonunion employees as a result of competitive wage, health, and benefit programs.

(THOUSANDS OF DOLLARS)


REGULATION

The Food and Drug Administration's regulatory powers are applied throughout the agricultural industry and many of Agway's products are subject to these regulations. The Company believes its business, as currently conducted, is not adversely affected by present Food and Drug Administration laws and regulations.

The Company and its subsidiaries are subject to various laws and governmental regulations concerning employee health, product safety, and environmental matters. It can be anticipated that increasingly stringent requirements will be imposed upon the Company and the chemical and petroleum distribution industries in general. Examples of federal environmental laws administered by the Environmental Protection Agency (EPA) are the Toxic Substances Control Act; the Federal Insecticide, Fungicide and Rodenticide Act; the Resource Conservation Recovery Act; the Clean Air Act; the Safe Drinking Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA); and the Superfund Amendments and Reauthorization Act (SARA). The Company is also subject to regulations of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. Under these and other statutes, the EPA, OSHA and other federal agencies have the authority to promulgate regulations that result in expenditures for pollution control, reduction of chemical exposure, waste treatment and disposal, and plant modification. These regulations might also result in discontinuance of certain products and operations. The Company is negotiating with various government agencies concerning Superfund cleanup sites. In addition to these federal activities, various states have been delegated certain authority under the aforementioned federal statues. These delegations of authority generally involve permit issuance and compliance with the statutes. Many states have adopted or are in the process of adopting environmental, product safety, and health laws and regulations, some of which may be more burdensome than similar federal requirements. The state environmental legislation administered by state agencies includes laws for regulating air, surface and ground water, occupational safety, solid waste, and hazardous substances cleanup.

As part of its long-term environmental protection program, the Company spent approximately $1,800 in fiscal 1997 on capital projects. The Company estimates that during fiscal 1998 and 1999 approximately $1,600 per year will be spent on additional capital projects for environmental protection. These estimates include the additional capital required to comply with EPA Underground Storage Tank (UST) regulations that become effective in December 1998. Presently, the total additional capital required to comply with the EPA UST regulations is estimated to be approximately $550. The total capital requirements may change due to the actual number of USTs actively in use on the effective date.

ADMINISTRATIVE

The Company's principal administrative office is located at 333 Butternut Drive in DeWitt, New York. It occupies approximately 240,000 square feet under terms of a lease with 10 remaining years with two 10-year renewal options. In addition, under a 5-year renewable lease, ARS occupies approximately 80,000 square feet of administrative office space located at 301 Plainfield Road, Syracuse, New York.

STOCKHOLDER MEMBERSHIP AND CONTROL OF AGWAY

The membership of Agway consists of farmers or cooperative organizations of farmers (members) who are record holders of one share of Membership Common Stock of Agway and who purchase farm supplies or farm services or market farm products through Agway or franchised representatives. Present membership is approximately 80,000 farmers.

Only members of the Company and certain "contract patrons" are eligible to receive patronage refunds. (See Patronage Refunds.) Only members are eligible to attend membership meetings and to participate in the selection of member committees; be elected or appointed to the Agway Council or elected to the Board of Directors of the Company (each of the foregoing is described below); and, by reason of their ownership of Membership Common Stock of the Company, be entitled to vote.

(THOUSANDS OF DOLLARS)


STOCKHOLDER MEMBERSHIP AND CONTROL OF AGWAY (CONTINUED)

The Company has presently two classes of capital stock outstanding, preferred and common. The series of preferred stock are: 6% Cumulative Preferred Stock, Series A ($100 par value); 8% Cumulative Preferred Stock, Series B ($100 par value); 8% Cumulative Preferred Stock, Series B-1 ($100 par value); and 7% Cumulative Preferred Stock, Series C ($100 par value) owned by members of Agway, the Agway Inc. Employees' Thrift Investment Plan and the general public. The Honorary Member Preferred Stock, Series HM ($25 par value), is held only by former Agway members. The Membership Common Stock ($25 par value) is held only by active farmers who are patrons of Agway.

The  incidents  of  ownership  of  Membership   Common  Stock  in  Agway  differ
considerably  from  those  of  common  stock  ownership  in a  typical  business corporation. The Membership Common Stock may be purchased only by persons entitled to membership in the Company. Only farmers and cooperative organizations of farmers who purchase farm supplies or services or market farm products through Agway may be members. By reason of the fact that the Company is an agricultural cooperative, its Membership Common Stock primarily serves the purpose of evidencing membership in the Company rather than of evidencing an equity interest in the Company. The equity claim of Membership Common Stockholders to the assets of Agway is measured by, and restricted to, the $25 par value of the share, plus dividends declared and unpaid, if any, for the current year. Except for the dividends, which are limited to 8% of the par value of Membership Common Stock, and may be declared in any one year and the capital invested as represented by the par value of such shares, the residual equities in the net assets of Agway (Retained Margin) are held for the benefit of past and present member-patrons of the Company.

Agway members are not entitled to a distribution of assets with respect to Retained Margin prior to the dissolution of the Company. In the event of dissolution of the Company and after payment in full of all debts and any amounts to which holders of preferred stock, revolving fund certificates, and common stock are entitled, pursuant to the provisions of the By-laws of the Company, the Retained Margin will be distributed proportionately among the Agway past and present member-patrons in accordance with their interests.

The control of the affairs and business of Agway is vested in its Board of Directors. All shareholder actions, except as otherwise provided by law, including the election of directors, are determined by the vote of Agway stockholder-members present by proxy or in person at the annual meeting (or special meetings) of stockholders.

The Board of Directors currently numbers 17 persons, all of whom are nominated on a district representation basis by 93 Agway Geographic Member Committees representing members within the 17 Director Districts. A plan was adopted by the Board of Directors in 1994 to reduce the number of Director Districts from 18 to 15 over the period 1994 through 1997, and after the 1997 stockholders' annual meeting of the Company, the Board of Directors will number 15. At each annual meeting of the Company, the stockholders elect five or six directors to fill the vacancies resulting from the expiration of the terms of district directors and each director so elected holds office for a term of three years. Although the directors are nominated on a district representation basis, the persons so nominated are elected by the vote of all members.

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

(THOUSANDS OF DOLLARS)


PATRONAGE REFUNDS

The By-laws of the Company provide that, after the close of each fiscal year, members and so-called "contract patrons" shall be paid patronage refunds in cash in an amount equal to realized net margin of the Company (computed on a tax basis) derived from sales of farm supplies for the fiscal year after deduction of (a) such reasonable reserves as the Board of Directors may determine to be necessary for operating purposes and (b) amounts paid or set aside for payments as dividends on issued and outstanding stock of the Company, provided that the total of such refunds paid shall not exceed the total net margin attributable to purchasing business conducted with such members and contract patrons during the fiscal year. (The term "purchasing," as referred to herein, refers to the buying of Agway farm supplies by Agway members or contract patrons.) Each member or contract patron shares the total patronage refunds in the proportion in which his/her purchases of farm supplies transacted for the year directly with the Company, as well as through Agway representatives, bears to the total farm supply business transacted with all such members and contract patrons in such year. No patronage refunds are payable with respect to marketing business done through Agway except on a contract basis.

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

RETAINED MARGIN

All net margin (gross receipts reduced by all operating expenses) of the Company remaining after provision for the payment of applicable income taxes, the payment of dividends on issued and outstanding stock of the Company, the payment of patronage refunds from purchasing activities, as well as all net margin from the business activities of predecessors in interest to the Company retained as reasonable reserves, represent the Retained Margin of the Company. Such Retained Margin consists of:

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

(THOUSANDS OF DOLLARS)


In August 1994, the Environmental Protection Agency (EPA) notified Motor Transportation Services, Inc. (MTS), a dissolved wholly owned subsidiary of AHI, that the EPA has reason to believe that MTS is a potentially responsible party
(PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) at the Rosen Site, Cortland, New York. The EPA requested that MTS and other PRPs participate in the ongoing Remedial Investigation/Feasibility Study (RI/FS) for the Rosen Site. MTS believes that its involvement at the Rosen Site, if any, is minimal and responded accordingly to the EPA's request. In a related matter, other PRPs at the Rosen Site, Cooper Industries, Inc., et al., filed a complaint under CERCLA against the Company, MTS and other alleged PRPs at the Rosen Site in the U.S. District Court, Northern District of New York, in June 1992, seeking reimbursement for the cost of the ongoing RI/FS. The Company and MTS believe the relief sought by Cooper Industries, Inc., et al. is unjustified and are contesting the allegations in the lawsuit. The Company does not believe that adjustments, if any, will be material in relation to the consolidated financial position of Agway.

In December 1985, it was asserted by the Massachusetts Department of Environmental Protection (MDEP) that certain real property located in Acton, Massachusetts, previously owned by Agway is contaminated and that Agway and the current owner of the property are responsible for the cost of investigating and cleaning up environmental contamination at the property. In September 1993, Agway entered into an Administrative Consent Order with the MDEP pursuant to which Agway performed a phase II comprehensive site assessment. In March 1995, Agway and the current owner entered into a settlement agreement whereby Agway agreed, at Agway's expense, to complete any additional assessment, containment, removal or remediation actions at the property. The current owner agreed to cooperate with Agway in achieving a permanent solution satisfactory to the MDEP and in compliance with the MDEP's requirements. Agway prepared a risk assessment scope of work that was approved by the MDEP, and the MDEP also approved reclassification of the site. Agway submitted drafts of its risk characterization and remedial action plan reports for public comment in July 1997 and plans to finalize those reports in September 1997. The Company currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

In August 1995, the EPA notified Agway that the EPA has reason to believe that Agway is a PRP under CERCLA at the Tri-Cities Barrel site, Port Crane, New York. The EPA requested that Agway and other PRPs participate in the ongoing RI/FS for the Tri-Cities Barrel site. Agway continues to participate with other PRPs in the ongoing RI/FS and the Removal Action for the site. In June 1997, the cooperating PRPs agreed upon an allocation of responsibility for past and future investigation and remediation costs. Based on this allocation and the cost estimates for the site, Agway has accrued its best estimate for any additional costs at the site.

In April 1997, the EPA notified Agway Petroleum Corporation (APC) that the EPA has reason to believe that APC is a PRP under CERCLA at the Friedrichsohn's Cooperage, Inc. Superfund Site, Waterford, NY. In August 1997, the EPA demanded that APC and other PRPs reimburse it for payment of approximately $1,800 in cleanup costs. According to the EPA's waste-in list for the site, the EPA has attributed approximately 6% of the total drums associated with the drum reconditioning operations at the site to APC. Based on prior information provided by the EPA to APC and APC's investigation of its involvement at the site, APC believes that its involvement at the site is minimal and responded to the EPA's demand accordingly. The Company does not believe that adjustments will be material in relation to the consolidated financial position of Agway.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders for the three months ended June 30, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

(a)   Principal Market:
      There is no market for the equity securities of the Company other than through its current practice of repurchasing outstanding securities at par ($25) whenever registered holders thereof elect to tender them for redemption.
(b)   Approximate Numbers of Holders of Common Stock:
      The number of holders of record of the Company's Common Stock, as of August 22, 1997, is 104,857, of which 24,667 shares have been called for those holders no longer meeting the membership eligibility requirements as identified in Section 2.1(a) in the By-Laws of Agway Inc.
(c)   Dividends Paid:
      An annual 6% dividend, or $1.50 per share, was paid on the Company's Common Stock in 1997 and 1996.
(d) Limitations on Ownership and Availability of Net Margin to Membership Common Stockholders:
      Refer to Items 1 and 2, Business and Properties sections titled "Stockholder Membership and Control of Agway" and "Patronage Refunds."

ITEM 6.  SELECTED FINANCIAL DATA
The following Selected Financial Data of the Company and Consolidated Subsidiaries has been derived from consolidated financial statements audited by Coopers & Lybrand L.L.P., whose report for the years ended June 30, 1997, 1996 and 1995 is included elsewhere in the Form 10-K, and should be read in conjunction with the full consolidated financial statements of the Company and Notes thereto.

                                           (In Thousands of Dollars Except Per Share Amounts)
                               --------------------------------------------------------------------------------------
                                                                 Years Ended June 30

                                       1997              1996              1995             1994              1993
                                  -------------     -------------    --------------    -------------    -------------
Net sales and revenues (1)...     $  1,671,122      $  1,662,500     $   1,592,053     $  1,694,274     $   1,719,890

Margin (loss) from
   continuing
    operations (2)(3)........     $     10,670      $     11,147     $      (7,800)    $        555     $      24,969

Net margin (loss) (2)(3).....     $     10,670      $     12,662     $     (15,730)    $     (3,445)    $      18,992

Total assets (1)(2)..........     $  1,300,261      $  1,245,891     $   1,225,193     $  1,273,958     $   1,223,758

Total long-term debt ........     $    329,695      $    291,666     $     268,310     $    253,104     $     216,146

Total long-term subordinated
   debt......................     $    438,127      $    414,927     $     399,064     $    407,144     $     379,619

Cash dividends per share
   of common stock ..........     $       1.50      $       1.50     $        1.50     $       1.50     $        1.50

(1) Certain amounts reported in fiscal years ended June 30, 1993-1996, have been reclassified to conform to current year presentation.
(2) The Company changed its method of accounting for certain inventory in the second quarter of fiscal 1997. As required, the Company has retroactively adjusted prior years' net margin (loss) for this change. The effect on margin (loss) from continuing operations and on net margin (loss) for fiscal years ended June 30, 1993-1996, was $(758), $(141), $178 and $1,062,
    respectively.
(3) The 1994 data reflect a $6,065 credit before taxes from business restructuring and an after-tax operating loss of $4,000 from discontinued operations; 1995 data reflect an after-tax loss of $12,360 in discontinued operations related to Hood, an after-tax gain on the sale of Curtice Burns of $4,430, and a credit before taxes from business restructuring of $3,248; 1996 data reflect a $1,943 credit before taxes from business restructuring and an after-tax gain on the sale of Hood of $1,515, net of operating losses until the time of sale.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                         (THOUSANDS OF DOLLARS)


The following discussion refers to Agway Inc. and Consolidated Subsidiaries and should be read in conjunction with Selected Financial Data (Item 6) and the Consolidated Financial Statements of the Company and Notes thereto (Item 8), specifically Financial Information Concerning Segment Reporting (Note 15) and Discontinued Operations (Note 19). The purpose of this discussion is to outline the most significant factors having an impact upon the results of operations, the liquidity, and the capital resources of the Company for fiscal years ended June 30, 1995 through June 30, 1997.

RESULTS OF OPERATIONS

1997 COMPARED WITH 1996

CONSOLIDATED RESULTS

The Company's net margin of $10,700 for 1997 is a $2,000 (15.7%) decline from a net margin of $12,700 in 1996. The $2,000 decline reflects a $1,500 decrease in gain on sale of discontinued operations and a $500 decrease from continuing operations as compared to 1996. The continuing operations margin decline represents a $4,500 pre-tax decrease offset by a $4,000 decline in tax expense as compared to 1996. The 1997 pre-tax results, despite an overall decline from 1996, reflect operational improvements in AAP Enterprise operations and in all other business units, an increase in pension credit, and a decline in interest expense in 1997 as compared to 1996. These improvements to pre-tax results in 1997 were more than offset by (1) decreased gross margins that resulted from a combination of increased commodity costs and unfavorable experience with exchange-traded futures and options; (2) net charges from the current year sale of the pet food manufacturing brands and businesses of the Country Products
Group (CPG) as compared to significant gains on the sale of CPG businesses generated in the prior year; and (3) a charge for the adoption of a new accounting pronouncement on the impairment of long-lived assets.

Consolidated net sales and revenues of $1,671,100 increased $8,600 (.5%) in 1997 compared to $1,662,500 in 1996. The increase is primarily from higher sales prices in Agriculture and Energy due to increased product costs in 1997 for feed products, heating oil, diesel fuel, and propane as compared to 1996. In addition, an increase in volume was experienced, particularly in AAP seed, fertilizer, and certain feed products; Energy bulk commercial sales; and Telmark lease volume. These increases to sales more than offset significant declines in sales at CPG and ARS as these business units have refocused their businesses and exited several businesses or product lines. AAP's direct marketing feed sales also experienced significant declines in 1997 over 1996 due to lower wheat yields in the Northeast.

Consolidated operating expenses of $1,642,300 increased $15,500 (1%) compared to $1,626,800. The increase is primarily due to increased product costs noted above and the additional costs associated with volume growth in Telmark's lease portfolio in 1997. The Company's Insurance operations reduced operating expenses $4,700 (22.4%) in 1997 as compared to 1996 from improved underwriting results. Selling, general and administrative expenses (SG&A) have decreased $5,300 (3.9%) in 1997 as compared to 1996. The declines reflect the ongoing reduction of costs, resulting from prior decentralization efforts and management's continued efforts to reduce these costs.

The Company's interest expense, net of interest income, of $31,000 in 1997 decreased by $2,100 (6.4%) compared to $33,100 in 1996. Average Company debt levels and cost of debt in 1997 were the same as compared to 1996. Additionally, prior year interest assessments in the settlement of federal and state income tax audits inflated the 1996 net interest expense.

Other income, net, of $18,800 increased $300 (1.9%) compared to $18,400 in 1996. The Company received an increase in its patronage refund received from a cooperative supplier in 1997 as compared to 1996. This increase was partially offset by a gain on the sale of an investment in 1996 that did not recur in 1997.

Income tax expense of $5,900 and $9,900 in 1997 and 1996, respectively, resulted in effective tax rates of 35.7% and 47.1%, respectively. The decrease in effective rate is mainly attributable to adjustments made in the current year to prior years' tax liabilities. See Note 9 of the financial statements of the Company for more details.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED
                             (THOUSANDS OF DOLLARS)


AGRICULTURE

Total sales and revenues of $790,700 in 1997 decreased by $78,800 (9.1%) compared to $869,500 in 1996. AAP experienced a $21,200 (3.2%) decline in sales and revenues while CPG declined $57,600 (27.3%) in 1997 as compared to 1996.

AAP experienced a combination of increased selling prices and higher volumes on its principal supply products during 1997 as compared to 1996. Increased selling prices in 1997 are due to higher feed product costs than in 1996. Volume increases in 1997 occurred in seed units, fertilizer tons, and feed tons as well as increased revenues from crop-related services over 1996. The seed, fertilizer, and feed volume improvements were the result of improvements in enterprise operations and management, while a delay in the spring 1996 sales of crop-related services into the first quarter of 1997 increased volume in these services. However, these increases in sales during 1997 were more than offset by declines in direct marketing feed sales and farm store power equipment and yard and garden tool sales. The combination of lower Northeast wheat yields and low carry-in stock that has allowed farmers increased storage capacity resulted in less marketing of these products. Power equipment sales were impacted by a business decision to de-emphasize the sale of this equipment in farm stores. Tool sales were negatively impacted by mild winter conditions which decreased demand for these products.

The majority of the $57,600 decline in CPG sales in 1997 represents the decline in sales volume from lines of business sold, mainly during the prior year. As part of CPG's strategic plan, Agway's laboratory animal diet business, Pro-Lawn, and Sacramento Valley Milling were sold in 1996 and the pet food manufacturing brands and business and Roberts Seed were sold in the first half of 1997. Additional declines in sales were experienced in CPG's ongoing operations. Seed and tablestock potato sales decreased 50% in 1997 as compared to 1996 due to a weak potato market which depressed sales prices. Sunflower seed and printed bag sales for the production of bird foods in CPG's specialty products operations declined in 1997 as compared to 1996 from less product demand because of a lower than normal snow coverage in the Northeast during the winter of 1996-97.

The Agriculture segment operating margin of $3,200 in 1997 decreased $20,200 (86.3%) as compared to $23,400 in 1996.

AAP's operating loss of $2,000 in 1997 represents a decrease of $15,200 (115%) from an operating margin of $13,200 in 1996. The operating loss decrease is due in part to a $1,500 loss from the adoption of a new accounting pronouncement on the impairment of long-lived assets but is primarily due to declines in gross margins on feed sales, principally from unfavorable experience with exchange-traded futures and option contracts in 1997 compared to gains experienced in 1996. The effect of these decreases was partially offset by improved field operations in the enterprises and improved patronage refunds from a cooperative supplier. The business improvements have resulted from the locally managed AAP enterprises' responsiveness and competitiveness to the needs of farm operations in their territory, which, in turn, have improved gross margins at these field operations.

CPG's operating margin of $5,200 in 1997 decreased $5,000 (49%) as compared to $10,200 in 1996. During 1996 through early 1997, CPG executed a planned divestiture of a number of its businesses. Divested businesses resulted in $500 of losses in 1997 compared to $3,100 of gains from operations and sale in 1996. The remaining reduction of operating margin in 1997 as compared to 1996 results from margins earned in 1996 on businesses sold. Margins from ongoing operations are comparable to the prior year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS - CONTINUED
                          (THOUSANDS OF DOLLARS)


RETAIL

Total sales and revenues of $246,400 in 1997 decreased $15,600 (6%) compared to $262,000 in 1996. The decrease is the result of Retail's continued changes to focus on its three primary product categories: yard and garden, pet food and pet supplies, and farm-related products. During 1997, the combination of exiting the power equipment business at additional locations, completely exiting the frozen food business, and entering into an agreement with a third party to sell water systems and pay Retail a commission has resulted in an $8,800 decrease in sales in 1997 as compared to 1996. Partially offsetting these declines is a $5,000 improvement in Retail's yard and garden business. Additionally impacting sales was a mild and relatively snow-free winter in many parts of the Northeast, which reduced by $3,700 the bird food and ice melter salt sales. Finally, a decline in sales of farm-related products was experienced by Retail during 1997 as compared to 1996 as farm supply stores managed by AAP are supplying an increasing amount of the farmers' supply needs.

The Retail operating margin of $5,200 in 1997 increased $300 (6.1%) compared to $4,900 in 1996. The realignment of products, particularly the increase in yard and garden sales, has increased the gross margin percentage for ARS in 1997; but the overall reduction in sales noted above has resulted in a decrease in total gross margin dollars in 1997 compared to 1996. This was more than offset by a 3% decrease in costs, principally SG&A expenses.

ENERGY

Net sales and revenues of $606,900 in 1997 increased $60,900 (11.2%) as compared to $546,000 in 1996. The increase was due to higher commodity prices in heating oils and diesel fuel as a result of strong demand and low inventory in the industry. These higher costs increased the average selling price of all products by 4.6% in 1997 as compared to 1996. Additionally, total unit volume sold of all products increased 6.3% in 1997 as compared to 1996, despite 1997 being 7.5% warmer than in 1996 based on degree days. The major component of the volume increase was the result of significant increases in bulk unit sales in heating oils and diesel fuels during 1997 as compared to 1996.

Energy's operating margin of $19,500 in 1997 increased $3,400 (21.2%) compared to $16,100 in 1996. Overall, product margins in 1997 were comparable with 1996 mainly due to the increased volume at a lower margin rate. The higher product costs during 1997 could not be fully recovered through increased selling prices, particularly in heating oil and diesel fuels. Total operating expenses decreased $3,400 in 1997 compared to 1996. The decreases were experienced in distribution and SG&A expenses and were the result of the combination of lower freight costs, lower amortization of intangibles, and improved management of these costs.

LEASE FINANCING

Total revenues of $56,900 in 1997 increased by $8,300 (17.1%) as compared to $48,600 in 1996. The increase is attributable primarily to the $71,200 (19.0%) increase in net leases and notes during 1997 as compared to 1996. Interest and finance charge income, as a percentage of average net leases and notes, increased slightly from 12.9% in 1996 to 13.0% in 1997.

Operating margin of $13,000 in 1997 increased $1,400 (12.2%) as compared to $11,600 in 1996. The increase in total revenues was partially offset by increased interest cost of $3,200 (15.7%), increased SG&A costs of $2,700 (27.4%), and an increase in the provision for credit losses of $900 (13.5%) in 1997 as compared to 1996. The average cost of interest paid on debt for Telmark remained unchanged at 7.5% for 1997 and 1996. The increased SG&A expenses in 1997 are primarily due to increased payroll costs and increases in advertising costs.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS - CONTINUED
                            (THOUSANDS OF DOLLARS)


INSURANCE

Insurance net sales and revenues of $27,000 in 1997 increased $1,600 (6.2%) as compared to $25,400 in 1996. The increase resulted from an increase in direct premiums written and a reduction in reinsurance costs in 1997 as compared to 1996.

The net margin of $700 in 1997 increased $6,000 (113%) as compared to the net loss of $5,300 in 1996. The increase has substantially been the result of improvement in loss development. Insurance experienced losses on a more historical level during 1997. Adverse development in older claims and certain unusually large farmowner and auto liability casualty losses in 1996 did not occur in 1997.

1996 COMPARED WITH 1995

During 1997, the following changes were made which affected the segment analysis as previously reported: (1) management of selected operating locations, particularly within Agriculture and Retail, was transferred between business segments; (2) the Company changed its method of accounting for certain petroleum inventory, which required retroactive restatement, the effect thereof has been set forth in Item 6 above; and (3) the management and allocation of corporate costs to the business operations were revised in a continued effort to reduce overall Company costs. As the result of these changes, the appropriate reclassifications and restatements have been reflected in the following discussion of prior year results.

CONSOLIDATED RESULTS

The Company's net margin of $12,700 in 1996 is a $28,400 improvement over 1995's net loss of $15,700. Of that improvement, $18,900 is from continuing operations and $9,500 is from discontinued operations. The $18,900 from continuing operations reflects a $27,100 pre-tax improvement, offset by an $8,200 increase in income tax expense. The $27,100 pre-tax improvement is the result of (1) improved operating results, particularly in Agway Agricultural Products (AAP) and Agway Retail Services (ARS), but also in Leasing (Telmark), Country Products Group (CPG) and Energy, offset by reduced results in the Insurance operations;
(2) net gains on sale of property, plant and equipment, investments and businesses, principally by CPG, as the Company continues to focus its operations; and (3) reduced expenses resulting from decentralization activities undertaken in 1995 to reduce costs for 1996, reduced severance cost in 1996 as compared to 1995 and continued expense reduction efforts during 1996, offset by increased interest expense.

Consolidated net sales and revenues of $1,662,500 increased $70,400 (4.4%) in 1996 compared to $1,592,100 in 1995. The increase was due principally to price increases in AAP and price and volume increases in Energy, but also by sales and revenue volume increases in Telmark and some lines of business in CPG. These increases were offset by reduced sales in 1996 from businesses sold in 1995, principally by ARS; businesses sold in 1996, principally by CPG; and reduced volume in ARS and Insurance as these units refocus their mix of business.

Consolidated operating costs and expenses of $1,626,800 in 1996 increased $51,500 (3.3%) compared to $1,575,200 in 1995. The increase was due principally to price increases in product costs in AAP and Energy as well as additional costs associated with an increased portfolio in Telmark and increased claim costs experienced in Insurance. The selling, general and administrative (SG&A) expenses of $136,200 included above reflect a $16,000 (10.5%) decrease from $152,200 in 1995. These SG&A reductions reflect a decrease in severance cost of $5,200 to $1,100 in 1996 compared to $6,300 in 1995 and also reflect the ongoing reduction of costs, net of inflation, which result from the decentralization activities noted above.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS - CONTINUED
                          (THOUSANDS OF DOLLARS)


CONSOLIDATED RESULTS (CONTINUED)

Other income, net, of $18,400 increased $11,300 (158.1%) in 1996 compared to $7,100 in 1995. The increase is substantially attributable to three items: (1) a $5,100 increase in patronage refunds received from cooperative suppliers; (2) $3,800 in gains on the sale of businesses (particularly in the CPG operations of Agriculture); and (3) a $1,300 gain on the sale of an investment.

Income tax expense of $9,900 and $1,700 for 1996 and 1995, respectively, results in an effective tax rate of 47.1% and 28.9%. See Note 9 of the financial statements of the Company for more details.

AGRICULTURE

Total sales and revenues of $869,500 in 1996 increased $79,200 (10%) compared to $790,300 in 1995. AAP experienced a $98,200 (17.5%) increase that was substantially the result of price increases reflecting the increase in cost in feed and fertilizer ingredients. CPG experienced an overall decline in sales and revenues in 1996, as compared to 1995, totaling $19,000 (8.3%). The overall sales reduction resulted from the sales of CPG's Pro-Lawn Products and laboratory animal diet line of business and Sacramento Valley Milling, a bean seed operation in California, in 1996. This was somewhat offset by CPG's sunflower operation which had significant improvements in 1996, increasing its sales and revenues by $6,900 (20%) over 1995.

The Agriculture operating margin improved $21,500 from a margin of $1,900 in 1995 to a margin of $23,400 in 1996. AAP's 1996 operating margin had a significant improvement of $18,000 (370.0%) over 1995. The largest contributing factors to this improvement were the $14,600 (30.8%) increase to AAP's gross margins, an increase of $5,100 in patronage refunds received from cooperative suppliers, and a decline in expenses as the result of management's success in reducing SG&A costs from the reorganization and the realignment of AAP into enterprises during 1995.

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

CPG's operating margin increased $3,500 (51.8%) over 1995, resulting from a $1,100 (36.5%) improvement in its sunflower operations and a net $3,800 gain on the sales of businesses noted previously. These were offset by a reduction in operating margin due to businesses having been sold during the year and one-time costs attributable to the start-up of the new produce facility in DeWitt, New York.

RETAIL

Total sales and revenues of $262,000 in 1996 decreased $30,400 (10.4%) compared to $292,400 in 1995. Sales declines resulted from the exit of the Dairy Route and Installation & Service businesses in late 1995. Additionally, the summer drought and early winter conditions in the Northeast during the first half of 1996 adversely impacted sales, particularly with yard and garden product lines such as fertilizers and turf seeds. In order to improve overall margins in the retail store system during 1996, ARS has made product mix changes and created marketing programs designed to de-emphasize high dollar value and lower margin products such as power equipment in favor of smaller per unit value products with higher turnover and margins. This focus has resulted in an overall decline in total sales and revenues and some improvement in margins.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                        OF OPERATIONS - CONTINUED
                          (THOUSANDS OF DOLLARS)


RETAIL (CONTINUED)

The operating margin of ARS of $4,900 in 1996 is an improvement of $2,200 (82.3%) compared to $2,700 in 1995. This substantial improvement results in part from the product mix change noted above, but also from a reduction in expenses as the result of management's successful efforts to cut back SG&A costs of the retail store system by reorganizing its structure and management organization.

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

Energy's operating margin of $16,100 in 1996 is a $3,300 (25.5%) increase compared to $12,800 in 1995. Product margin improvements totaled $4,000 in 1996 as compared to 1995 and were mainly attributable to a change in propane sales mix to higher margin accounts. The margins in heating oils and power fuels were reduced by higher product costs as the result of a volatile market price of fuel oil that could not be fully recovered through increased selling price to customers. The lower gross margins in power fuels were also due to volatile product costs as well as product mix, competitive pricing and higher operating costs. Additionally, Energy's operating margin was affected by increases in administrative expenses of $2,000 over 1995 offset by increases in other income of $1,100 from the sale of fixed assets and a restructuring credit.

LEASE FINANCING

Total net revenues of $48,600 in 1996 increased $6,700 (16%) compared to $41,900 in 1995. The increase resulted from a $41,500 (12.4%) increase in the net lease portfolio in 1996 compared to 1995. Interest and finance charges as a percent of average net leases and notes increased from 12.7% in 1995 to 12.9% in 1996.

Operating profits of $11,600 in 1996 increased $1,000 (9.4%) as compared to $10,600 in 1995. The increase in total revenues was partially offset by interest expense, which increased $2,600 (14.9%) to $20,300 in 1996 due to Telmark's increased borrowings required to finance the growth of the lease portfolio. The average cost of debt for Telmark remains unchanged from 1995 at 7.5%. SG&A expenses increased $1,600 (20%) to $9,800 in 1996 as compared to 1995. Telmark payroll costs for additional personnel, incentives on new business booked and expansion of its advertising all drove expenses upward in 1996.

INSURANCE

Insurance net sales and revenues of $25,400 in 1996 decreased $4,200 (14.2%) as compared to $29,600 in 1995. The decline in revenues is in Insurance's direct written premium due to competitive price conditions for personal lines business.

Operating losses for Insurance in 1996 of $5,300 declined $6,000 compared to $700 in 1995. This decline was the result of adverse development in older claims, certain unusually large farmowner and auto losses and increased claim activity in the second and third quarters of 1996 due to severe weather conditions in the Northeast.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS - CONTINUED
                          (THOUSANDS OF DOLLARS)


DISCONTINUED OPERATIONS

In 1993, the Agway Board of Directors authorized management to sell the Company's interest in Curtice Burns Foods, Inc. (Curtice Burns) and H. P. Hood Inc. (Hood), the major investments in what was Agway's food group segment. Curtice Burns was sold in 1995 and Hood was sold in 1996. As a result, the 1996 results from discontinued operations reflect a net gain of $2,100 on the sale of Hood and a net loss of $600 on its operations through the date of sale. The 1995 results from discontinued operations reflect a $4,400 gain on the sale of Curtice Burns and $12,400 of net losses in relation to the operations and sale of Hood.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash  generated  from  operations  and external  borrowings  continues to be the
Company's major ongoing source of funds to finance capital improvements, business acquisitions, shareholder dividends, and a growing lease portfolio at Telmark. During the three-year period ended June 30, 1997, significant additional cash was generated from the sale of businesses, particularly at CPG and with Agway's discontinued operations.

CASH FLOWS FROM OPERATIONS

The net cash flows generated from operating activities totaled $22,100, $9,300 and $16,200 in 1997, 1996 and 1995, respectively. The increase in cash flow from operations in 1997 reflects a substantially lesser demand for cash to fund working capital increases offset by a somewhat lower amount of cash generated from earnings as compared to 1996. The 1996 decrease in cash flow from operations as compared to 1995 reflects the generation of cash flow from working capital reductions in 1995 compared to the working capital demand in 1996 offset by the improved cash generated from earnings in 1996 compared to 1995.

CASH FLOWS FROM INVESTING

Net cash flows used in the Company's investing activities totaled $74,200, $28,500 and $20,100 in 1997, 1996 and 1995, respectively. The most significant use of cash over the past three years is from the Company's growing lease business (Telmark). The cash requirements to fund lease origination growth in excess of lease repayments amounted to $79,200, $48,500 and $62,800 in 1997, 1996 and 1995, respectively. Capital expenditures in 1997 of $25,745 were comparable to 1996 and a decrease from $38,475 in 1995. The Company anticipates that capital expenditures will increase as profits increase from planned growth in many of its business units. This increase in capital expenditures will be somewhat offset as fixed asset upgrades of existing facilities are completed.

Cash flow used in investing was partially funded by cash generated from the sale of businesses and the sale of discontinued operations, which amounted to a total of $22,000, $42,400 and $76,400 in 1997, 1996 and 1995, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

The Company finances its operations and the operations of all its continuing businesses and subsidiaries, except Telmark and Insurance, through Agway Financial Corporation (AFC). External sources of short-term financing for the Company and all its other continuing operations include revolving credit lines, letters of credit, and a commercial paper program. Insurance finances itself through operations or with a combination of short- and long-term credit facilities. Telmark's finance arrangements are explained below.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS - CONTINUED
                           (THOUSANDS OF DOLLARS)


CASH FLOWS FROM FINANCING ACTIVITIES (CONTINUED)

As of June 30, 1997, the Company had certain facilities available with various banking institutions whereby lenders have agreed to provide funds up to $274,000 to separately financed units of the Company as follows: AFC, $70,000 and Telmark, $204,000. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank standby letter of credit. The bank has agreed to increase AFC's line of credit to $100,000 on October 1, 1997, to provide a facility for interim funding, if necessary, for maturing subordinated debt (see below). The lines of credit to Telmark have not changed since June 30, 1996, and are considered sufficient to finance new business and support incremental repayments on debt.

AGWAY AND AFC

The $70,000 line of credit available to AFC at June 30, 1997, and the $50,000 commercial paper facility require collateralization using certain of the Company's accounts receivable and non-petroleum inventories (collateral). Amounts that can be drawn under these AFC short-term agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained margins. At June 30, 1997, the Company violated its interest coverage covenant but has subsequently obtained waivers from its lenders for June 1997 and amendments through the term of these agreements. AFC bank lines of credit and commercial paper facilities are available to the Company through December 1997. The amounts outstanding as of June 30, 1997 and 1996, under AFC's $70,000 line of credit and $50,000 commercial paper were $0 and $34,300 and $12,200 and $50,000, respectively. The Company has ongoing discussions with its lenders and expects to continue to have appropriate and adequate financing to meet its ongoing needs.

Annually, AFC offers subordinated debentures and subordinated money market certificates to the public. Of AFC's subordinated debt, $337,700 is redeemable in whole or in part at the principal amount plus accrued interest, prior to maturity dates, at the option of the Company. The foregoing debt bears interest payable semiannually on January 1 and July 1 of each year. The money market certificates' interest rate is at the greater of the quoted rate or a rate based upon the discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. In October 1997, $52,000 of subordinated money market certificates issued by AFC will mature. Additionally, in July 1997, the restriction on transferability of $16,700 of preferred stock issued in connection with the 1993 acquisition of local cooperative affiliates expired. The Company expects to refinance this debt and fund any increased redemptions of preferred stock either through a new issue of subordinated debt, through short-term bank borrowings, or a combination of both. An increase in the short-term credit facilities providing this liquidity is described above.

TELMARK

Telmark finances its operations and lease portfolio growth principally through lease payments which totaled $143,900 in 1997. Additionally, cash flows from operations, which were $16,000, $13,200 and $12,000 for 1997, 1996 and 1995, respectively, borrowings under lines of credit, private placements of debt with institutional investors, sales of debentures to the public, and lease-backed asset securitization all provide financing sources for Telmark.

At June 30, 1997, Telmark has two separate credit facilities available from banks which allow Telmark to borrow up to an aggregate of $204,000. An uncommitted short-term line of credit agreement permits Telmark to borrow up to $4,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $200,000 partially collateralized revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of June 30, 1997 and 1996, under the short-term line of credit and the revolving term loan facility was $4,000 and $190,900 and $0 and $146,000, respectively. The portion of the revolving term loan that is short term at June 30, 1997 and 1996, was $24,900 and $0, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS - CONTINUED
                          (THOUSANDS OF DOLLARS)


TELMARK (CONTINUED)

Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $4,000 line of credit has been renewed through December 1997. The $200,000 revolving term agreement loan facility is available through February 1, 1998.

At June 30, 1997, Telmark also had balances outstanding on ten unsecured senior note private placements totaling $119,722. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contains financial covenants, the most restrictive of which prohibit (i) tangible net worth, defined as tangible assets less total liabilities (excluding any notes payable to Agway Holdings, Inc.), from being less than $70,000, (ii) the ratio of total liabilities less subordinated notes payable to Agway Holdings, Inc. to shareholder's equity plus subordinated notes payable to Agway Holdings, Inc. from exceeding 5:1, (iii) the ratio of earnings available for fixed charges from being less than 1.25:1, and
(iv) dividend distributions and restricted investments made after December 31, 1994 that exceed 50% of consolidated net income for the period beginning on January 1, 1995 through the date of determination, inclusive.

On May 28, 1997, Telmark, through a newly created wholly owned special purpose subsidiary, Telmark Lease Funding Corp. I, issued $23,999 of Class A lease-backed notes and $1,946 of Class B lease-backed notes to three insurance companies. The subsidiary pays interest at 6.58% on the Class A notes and 7.01% on the Class B notes. The notes are collateralized by 1,165 leases having an aggregate present value of contractual lease payments equal to the principal balance of the notes, and the notes are further collateralized by the residual values of these leases.
Final scheduled maturity of the notes is December 15, 2004.

In September 1996, Telmark's registration with the Securities and Exchange Commission of its third offering to the public of $22,000 of debentures, due March 31, 2000, and March 31, 2002, became effective. The debentures are unsecured, subordinated to all senior debt at Telmark. The interest on the debt is payable quarterly on January 1, April 1, July 1, and October 1. The offering of the debentures is not underwritten, and there can be no guarantee as to the amount of debentures, if any, that will be sold. This offer of debentures is continuing and the proceeds of the offering will be used to provide financing for Telmark's leasing activities. As of June 30, 1997, approximately $4,000 of debentures were sold. Telmark's first registration of debentures, due December 31, 1997, was effective February 1, 1994, and approximately $4,700 of that $25,000 offering was sold and is outstanding at June 30, 1997. Telmark's second registration of debentures, due March 31, 1998, and March 31, 2000, was effective October 31, 1994, and approximately $22,100 of that $30,000 offering was sold and is outstanding at June 30, 1997. In addition, beginning in 1997, Telmark allows reinvestment of interest in the outstanding debentures.
As of June 30, 1997, Telmark had approximately $198 of reinvested interest.

Telmark conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs. The Company believes Telmark will continue to have appropriate and adequate short-term and long-term financing to meet its ongoing needs.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                        OF OPERATIONS - CONTINUED
                         (THOUSANDS OF DOLLARS)


Sources of longer-term financing of the Company include the following as of June 30, 1997:

Source of debt                                                 Agway & AFC         Telmark           Total
--------------                                                -------------       ---------        ---------
Banks - due 7/97 to 7/00 with interest
     from 6.0% to 8.4%......................................  $      2,625        $ 170,000        $ 172,625
Insurance companies - due 9/97 to 4/04
     with interest from 5.9% to 8.9%........................                        144,492          144,492
Capital leases & other - due 1997 to 2007
     with interest from 6% to 12%...........................        12,488               90           12,578
                                                              --------------      ---------        ---------
         Long-term debt.....................................         15,113         314,582          329,695
Subordinated money market certificates - due
     10/97 to 10/08 with interest from 4.5% to 9.5%.........        385,345                          385,345
Subordinated debentures - due 1997 to 2003
     with interest at 6.0% to 8.5%..........................         21,738          31,044           52,782
                                                              --------------      ---------        ---------
         Total subordinated debt............................  $     407,083       $  31,044        $ 438,127
                                                              --------------      ---------        ---------
              Total debt....................................  $     422,196       $ 345,626        $ 767,822
                                                              ==============      =========        =========


OTHER MATTERS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company is including the following cautionary statement in this Form 10-K to make applicable and take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," and "anticipate" and similar expressions identify forward-looking statements.

IMPAIRMENT OF LONG-LIVED ASSETS

In the first quarter of 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be measured and recorded on long-lived assets, whether these assets are held for disposal or used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of this standard resulted in a $1,700 pre-tax charge to operating margin related to certain AAP fertilizer and feed plants and ARS store locations.

ENVIRONMENTAL ISSUES

The Company is subject to a number of governmental regulations concerning environmental matters, either directly or as a result of the operations of its subsidiaries. The Company expects that it will be required to expend funds to participate in the remediation of certain sites, including sites where the Company has been designated by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and sites with underground fuel storage tanks, and will incur other expenses associated with environmental compliance.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                        OF OPERATIONS - CONTINUED
                          (THOUSANDS OF DOLLARS)


ENVIRONMENTAL ISSUES (CONTINUED)

At June 30, 1997, the Company has been designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the Company's determination of its estimated liability.

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

As part of its long-term environmental protection program, the Company spent approximately $1,800 in fiscal 1997 on capital projects. The Company estimates that during fiscal 1998 and 1999 approximately $1,600 per year will be spent on additional capital projects for environmental protection. These estimates include the additional capital required to comply with EPA Underground Storage Tank (UST) regulations that become effective in December 1998. Presently, the total additional capital required to comply with the EPA UST regulations is estimated to be approximately $550. The total capital requirements may change due to the actual number of USTs actively in use on the effective date.

YEAR 2000

In fiscal 1996, the Company initiated a Companywide program to prepare its computer systems and applications for the year 2000. As a result of this program, in fiscal 1997, a comprehensive review to identify the systems affected by this issue was completed, an implementation plan was compiled and is currently being executed, and estimated cost projections were determined. As a result of the procedures already completed, the Company expects to either modify or upgrade existing systems or replace some systems altogether where it is determined to be cost beneficial.

The Company expects to incur internal staff costs as well as consulting and other expenses related to the execution of the implementation plan. The Company has also identified that a portion of the cost estimates are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Testing and conversion of existing and replacement system applications are expected to cost approximately $14,200 over the next two fiscal years. Approximately 75% of this estimate represents costs to replace existing systems for year 2000 compliance, the majority of which will be capitalized. The accounting treatment of costs incurred in connection with the year 2000 compliance will be treated as period costs and will be expensed as incurred as compared to the capitalization of new systems implemented.

The Company presently believes that with the planned modifications to existing systems and conversion to new systems, the year 2000 compliance issue will be resolved on a timely basis and will not pose significant operational problems for the Company's computer systems as so modified and converted.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS - CONTINUED
                           (THOUSANDS OF DOLLARS)


AGRICULTURAL ECONOMY AND OTHER FACTORS

The financial condition of the Company can be directly affected by factors affecting the agricultural economy, since these factors impact the demand for the Company's products and the ability of its customers to make payments for products already purchased through credit extended by the Company. These factors include: (i) changes in government agricultural programs (e.g., milk marketing orders and acreage reduction programs) that may adversely affect the level of income of customers of the Company; (ii) weather-related conditions which periodically occur that can impact the agricultural productivity and income of the customers of the Company; and (iii) the relationship of demand relative to supply of agricultural commodities produced by customers of the Company.

Federal agricultural legislation, formally known as The Federal Agriculture Improvement and Reform Act of 1996, was signed into law on April 4, 1996. This legislation replaced the former program of variable price-linked deficiency payments with fixed payments to farmers which decline over a seven-year period. This legislation also eliminated federal planting restrictions and acreage controls allowing farmers more flexibility to plant for the market. The impact of this legislation on the agricultural economy, and on the financial condition of the Company, is not expected to be significant in the short-term. The longer-term impact on the financial condition of the Company of such a major change in the federal government's role in agriculture cannot be predicted at this time.

The Company's energy business is impacted by factors such as weather conditions in the Northeast and the relationship of supply and demand for petroleum products worldwide as well as within Agway's market. Agway's retail and insurance businesses can be impacted by weather conditions as well as from fluctuations in the economy in the northeastern United States that, in general, affect consumer demand for products. To the extent that these factors adversely affect the customers of the Company, the financial condition of the Company could be adversely affected.

The Company's endeavors to limit the effects of changes in interest rates by matching as closely as possible, on an ongoing basis, the maturity and repricing characteristics of funds borrowed to finance its leasing activities with the maturity and repricing characteristics of its lease portfolio. However, a rise in interest rates would increase the cost of funds borrowed by the Company to finance its leasing business and could lower the value of the Company's outstanding leases in the secondary market. In addition, higher interest rates, inasmuch as they would increase the cost of funds borrowed by the Company, would also increase the cost of leases and could decrease demand for leases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              -----
AGWAY INC. AND CONSOLIDATED SUBSIDIARIES:
      Agway Inc.'s Report on Financial Statements............................................................    27

      Report of Independent Accountants......................................................................    28

      Consolidated Balance Sheets, June 30, 1997 and 1996....................................................    30

      Consolidated Statements of Operations, fiscal years ended June 30, 1997, 1996 and 1995.................    31

      Consolidated Statements of Changes in Shareholders' Equity, fiscal years ended June 30,
           1997, 1996 and 1995...............................................................................    32

      Consolidated Statements of Cash Flow, fiscal years ended June 30, 1997, 1996 and 1995..................    33

      Notes to Consolidated Financial Statements.............................................................    34

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

The consolidated financial statements of Agway Inc. and Consolidated Subsidiaries have been audited by Coopers & Lybrand L.L.P., independent auditors, who relied on the opinion of Price Waterhouse LLP, independent auditors, as it relates to H.P. Hood Inc., a former investment of the Company, which has been sold and is reflected as discontinued operations in the June 30, 1995, financial statements. The Coopers & Lybrand L.L.P. and Price Waterhouse LLP reports follow. Agway has made available to Coopers & Lybrand L.L.P. all of the Company's financial records and related data, as well as the minutes of Directors' meetings. Furthermore, Agway believes that all representations made to Coopers & Lybrand L.L.P. during its audit were valid and appropriate.

Agway maintains a system of internal accounting controls intended to provide reasonable assurance, given the inherent limitations of all internal control systems, at appropriate costs, that transactions are executed in accordance with Company authorization, are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

The Budget & Audit Committee of the Board of Directors, which consists of seven directors who are not employees, meets periodically with management and the independent auditors to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls, and financial reporting matters. The independent auditors have free access to the Budget & Audit Committee.




                                          AGWAY INC.

                                               /s/ DONALD P. CARDARELLI
                                               BY DONALD P. CARDARELLI
                                               President and CEO
                                               August 22, 1997



                                               /s/ PETER J. O'NEILL
                                               BY PETER J. O'NEILL
                                               Senior Vice President,
                                               Finance & Control,
                                               Treasurer and Controller
                                               August 22, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Agway Inc.:

We have audited the consolidated balance sheets of Agway Inc. and Consolidated Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended June 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of H. P. Hood Inc., for the year ended June 30, 1995. Such statements of H. P. Hood Inc. (not presented separately herein) reflect total assets amounting to $147,302,000 at June 30, 1995, and total revenues amounting to $482,738,000 for the year ended June 30, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this subsidiary prior to any adjustment to reflect this subsidiary as discontinued operations, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agway Inc. and Consolidated Subsidiaries, as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended June 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

As further discussed in the notes to the consolidated financial statements, the Company changed its accounting for long-lived assets and certain inventories in 1997.




/s/  COOPERS & LYBRAND L.L.P.
COOPERS & LYBRAND L.L.P.

Syracuse, New York
August 22, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of H.P. Hood Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and retained deficit and of cash flows present fairly, in all material respects, the financial position of H.P. Hood Inc. and its subsidiaries (the "Company") at June 24, 1995, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.





/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP
Boston, Massachusetts
August 11, 1995

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996
                             (THOUSANDS OF DOLLARS)


                                 ASSETS
                                                                                      1997                1996
                                                                                  -------------      -------------
Current assets:
     Trade accounts receivable (including notes receivable of
         $44,074 and $35,182, respectively), less allowance for
         doubtful accounts of $7,864 and $10,062, respectively..................  $     209,868      $     207,327
     Leases receivable, less unearned income of $58,225 and $48,403,
         respectively...........................................................        124,552            105,374
     Advances and other receivables.............................................         29,922             35,900
     Inventories................................................................        150,640            159,959
     Prepaid expenses and other assets..........................................         52,714             57,551
                                                                                  -------------      -------------
         Total current assets...................................................        567,696            566,111
Marketable securities...........................................................         35,586             34,115
Other security investments......................................................         49,668             42,406
Properties and equipment, net...................................................        215,095            237,015
Long-term leases receivable, less unearned income of $94,366 and
     $75,828, respectively......................................................        320,809            268,815
Net pension asset...............................................................        100,052             85,181
Other assets....................................................................         11,355             12,248
                                                                                  -------------      -------------
         Total assets...........................................................  $   1,300,261      $   1,245,891
                                                                                  =============      =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       1997                1996
                                                                                  -------------      -------------
Current liabilities:
     Notes payable..............................................................  $      59,200      $      62,200
     Current installments of long-term debt.....................................        113,720             94,253
     Subordinated debt, current.................................................         62,999             14,643
     Accounts payable...........................................................        113,067            116,519
     Other current liabilities..................................................        113,927            121,046
                                                                                  -------------      -------------
         Total current liabilities..............................................        462,913            408,661
Long-term debt..................................................................        215,975            197,413
Subordinated debt...............................................................        375,128            400,284
Other liabilities...............................................................         68,494             66,811
                                                                                  -------------      -------------
         Total liabilities......................................................      1,122,510          1,073,169
Shareholders' equity:
     Preferred stock, less amount held in Treasury..............................         57,541             59,319
     Common stock ($25 par--300,000 shares authorized; 171,792 and 162,070
         shares issued, less amount held in Treasury)...........................          2,639              2,689
     Retained margin............................................................        117,571            110,714
                                                                                  -------------      -------------
         Total shareholders' equity.............................................        177,751            172,722
Commitments and contingencies...................................................
         Total liabilities and shareholders' equity.............................  $   1,300,261      $   1,245,891
                                                                                  =============      =============







         The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FISCAL YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                             (THOUSANDS OF DOLLARS)


                                                                   1997               1996                1995
                                                              -------------       -------------      --------------
Net sales and revenues from:
     Product sales (including excise taxes).................  $   1,587,159       $   1,588,442      $    1,520,502
     Leasing operations.....................................         56,943              48,627              41,942
     Insurance operations...................................         27,020              25,431              29,609
                                                              -------------       -------------      --------------
         Total net sales and revenues.......................      1,671,122           1,662,500           1,592,053
                                                              -------------       -------------      --------------

Cost and expenses from:
     Products and plant operations..........................      1,471,465           1,451,029           1,391,315
     Leasing operations.....................................         23,486              20,305              17,675
     Insurance operations...................................         16,437              21,176              17,321
     Selling, general and administrative activities.........        130,944             136,200             152,177
     Restructuring credit...................................                             (1,943)             (3,248)
                                                              -------------       -------------      --------------
         Total operating costs and expenses.................      1,642,332           1,626,767           1,575,240
                                                              -------------       -------------      --------------

Operating margin............................................         28,790              35,733              16,813
Interest expense, net of interest income of $9,976,
     $10,330 and $8,829, respectively.......................        (30,970)            (33,085)            (30,003)
Other income, net...........................................         18,763              18,422               7,137
                                                              -------------       -------------      --------------
Margin (loss) from continuing operations before
     income taxes...........................................         16,583              21,070              (6,053)
Income tax expense..........................................         (5,913)             (9,923)             (1,747)
                                                              -------------       -------------      --------------

Margin (loss) from continuing operations....................         10,670              11,147              (7,800)

Discontinued operations:
     Loss from operations, including tax benefit of
         $120 and $13,637, respectively.....................                               (595)            (12,360)
     Gain on disposal of Hood, net of tax expense
         of $1,711..........................................                              2,110
     Gain on disposal of Curtice Burns, net of tax
         expense of $19,700.................................                                                  4,430
                                                              -------------       -------------      --------------
              Margin (loss) from discontinued operations....                              1,515              (7,930)
                                                              -------------       -------------      --------------

Net margin (loss)...........................................  $      10,670       $      12,662       $     (15,730)
                                                              =============       =============      ==============















         The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FISCAL YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                             (THOUSANDS OF DOLLARS)


                                                COMMON STOCK
                                             --------------------
                                              (PAR VALUE $25)        PREFERRED   PAID-IN     RETAINED
                                              SHARES      AMOUNT       STOCK     CAPITAL      MARGIN        TOTAL
                                             --------    --------    ---------   --------    --------     ---------
Balance as of June 30, 1994, as
     previously reported .................    110,854    $  2,771    $ 71,338    $  6,371    $123,346     $203,826

Adjustment for the cumulative effect
     on prior years of applying
     retroactively the new method
     of valuing inventories ..............                                                        224          224

Balance as of June 30, 1994, as
      adjusted ...........................    110,854       2,771      71,338       6,371     123,570      204,050

     Net loss ............................                                                    (15,730)     (15,730)
     Dividends declared ..................                                                     (4,785)      (4,785)
     Redeemed, net .......................     (1,735)        (43)     (5,703)                              (5,746)
     Adjustment to unrealized losses
         on available-for-sale securities,
         net of tax ......................                                                       (121)        (121)
     Sale of stock of Curtice Burns ......                                         (4,901)                  (4,901)
                                              --------   --------    --------    --------    --------     --------

Balance June 30, 1995 ....................    109,119       2,728      65,635       1,470     102,934      172,767

     Net margin ..........................                                                     12,662       12,662
     Dividends declared ..................                                                     (4,382)      (4,382)
     Redeemed, net .......................     (1,545)        (39)     (6,316)                              (6,355)
     Adjustment to unrealized losses
         on available-for-sale securities,
         net of tax ......................                                                       (500)        (500)
     Sale of stock of Hood ...............                                         (1,470)                  (1,470)
                                              --------   --------    --------    --------    --------     --------

Balance June 30, 1996 ....................    107,574       2,689      59,319           0     110,714      172,722

     Net margin ..........................                                                     10,670       10,670
     Dividends declared ..................                                                     (4,237)      (4,237)
     Redeemed, net .......................     (2,022)        (50)     (1,778)                              (1,828)
     Adjustment to unrealized losses
         on available-for-sale securities,
         net of tax ......................                                                        424          424
                                              --------   --------    --------    --------    --------     --------
Balance June 30, 1997 ....................    105,552    $  2,639    $ 57,541    $      0    $117,571     $177,751
                                              ========   ========    ========    ========    ========     ========


Common shares, purchased at par value, held in Treasury at June 30 were: 66,240 in 1997; 54,496 in 1996; 61,734 in 1995. A common stock dividend per share of $1.50 was declared for fiscal 1997, 1996 and 1995. Dividend payments are restricted to a maximum of 8% of par value, as governed by the Farm Credit Administration. See Note 13 for the details of preferred stock activity.



         The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FISCAL YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                             (THOUSANDS OF DOLLARS)


                                                                   1997               1996                1995
                                                              -------------       -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net margin (loss)........................................  $      10,670       $     12,662       $    (15,730)
   Adjustments to reconcile margins to net cash:
       Depreciation and amortization........................         29,831             33,422             33,720
       Restructuring credit.................................                            (1,943)            (3,248)
       Receivables and other asset provisions...............         10,341             10,993              9,369
       Net pension income...................................        (14,871)           (11,338)            (9,956)
       Patronage refund received in stock...................         (7,762)            (3,264)            (1,123)
       Deferred income tax (benefit) expense................          4,795             11,474            (15,682)
       (Gain) loss on sale of:
           Businesses.......................................           (360)            (3,799)
           Other security investments.......................                            (1,348)
           Properties and equipment.........................         (2,613)               891              1,436
       Changes in assets and liabilities,  net of effects
           of businesses acquired or sold:
           Receivables......................................           (210)           (14,982)            15,333
           Inventory........................................          6,048            (12,527)            20,709
           Payables.........................................         (2,603)           (21,802)            (4,400)
           Other  ..........................................        (11,133)            10,910            (14,247)
                                                              -------------       -------------      ------------
Net cash flows from operating activities....................         22,133              9,349             16,181

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment...............        (25,745)           (26,025)           (38,475)
   Cash paid for acquisitions...............................         (2,178)              (688)
   Disposal of property, plant and equipment................         11,429              4,012              6,373
   Purchases of marketable securities available for sale....        (25,084)           (10,973)            (1,704)
   Sale of marketable securities available for sale.........         24,037             11,110                774
   Leases originated........................................       (223,061)          (174,999)          (170,495)
   Leases repaid  ..........................................        143,906            126,529            107,649
   Purchases of investments in related cooperatives.........         (4,657)            (4,401)            (1,700)
   Proceeds from sale of investments in related cooperatives          5,159              4,586              1,069
   Proceeds from disposal of businesses.....................         21,958             26,467
   Proceeds from sale of discontinued operations............                            15,900             55,786
   Net changes in assets of discontinued operations.........                                               20,625
                                                              -------------       -------------      ------------
Net cash flows used in investing activities.................        (74,236)           (28,482)           (20,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in short-term borrowing.......................         (3,000)            (8,100)             7,500
   Proceeds from long-term debt.............................        132,771             67,513             90,220
   Repayment of long-term debt..............................        (92,069)           (42,896)           (73,501)
   Proceeds from sale of subordinated debentures............         63,086             81,565             65,398
   Redemption of subordinated debt..........................        (39,887)           (65,701)           (73,479)
   Payments on capitalized leases...........................         (2,673)            (2,311)            (1,512)
   Proceeds from sale of stock..............................          2,291                 13                 33
   Redemption of stock......................................         (4,119)            (6,368)            (5,779)
   Cash dividends paid......................................         (4,297)            (4,582)            (4,963)
                                                              -------------       -------------      ------------

Net cash flows from financing activities....................         52,103             19,133              3,917
                                                              -------------       -------------      ------------
Net increase (decrease) in cash and equivalents.............              0                   0                 0
Cash and equivalents at beginning of year...................              0                   0                 0
                                                              -------------       -------------      ------------
Cash and equivalents at end of year.........................  $           0       $           0      $          0
                                                              =============       =============      ============




         The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Agway Inc. (the Company or Agway), incorporated under the Delaware General Corporation Law in 1964 and headquartered in DeWitt, New York, functions as an agricultural cooperative directly engaged in manufacturing, processing, distribution and marketing of products and services for its farmer-members and other customers primarily in the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, and Vermont. The Company, through certain of its subsidiaries, is involved in retail and wholesale sales of farm supplies; yard and garden products; pet food and pet supplies; the distribution of petroleum products; repackaging and marketing of vegetables; processing and marketing sunflower seeds; underwriting and sale of certain types of property and casualty insurance; sale of health insurance; and lease financing.

Fiscal Year
The Company's fiscal year-end is on the last Saturday in June. Fiscal years ended June 1997 and June 1995 were comprised of 52 weeks. Fiscal year ended June 1996 was comprised of 53 weeks.

Basis of Consolidation
The consolidated financial statements include the accounts of all wholly owned subsidiaries. Operations of H.P. Hood Inc. (Hood), which was 99.9% owned through December 14, 1995, and Curtice Burns Foods, Inc. (Curtice Burns), which was 34% owned through November 3, 1994, are presented as discontinued operations (see
Note 19). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications
Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

Cash and Equivalents
The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

Leases Receivable
Telmark lease contracts, which qualify as direct finance leases as defined by Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for
Leases," are accounted for by recording on the balance sheet the total future minimum lease payments receivable plus the estimated unguaranteed residual value of leased equipment less the unearned interest and finance charges. Unearned interest and finance charges represent the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Interest and finance charge income is recognized as revenue, by using the interest method over the term of the lease, which for most commercial and agricultural leases is 60 months or less with a maximum of 180 months for buildings. Income recognition is suspended on all leases and notes which become past due greater than 120 days. Initial direct costs incurred in consummating a lease are capitalized as part of the investment in direct finance leases and amortized over the lease term as a reduction in the yield. Gains on lease sales are reduced for estimated future servicing fees and estimated losses under the recourse provisions of the sale (limited to 7.5% of the sale proceeds). Servicing amounts are amortized over the life of the sold leases.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for the Company on January 1, 1997, provides new methods of accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. The Company has applied SFAS 125 to securitization transactions occurring after January 1, 1997. The effect of adopting SFAS 125 has not had a material effect on the Company's results of operations, financial position, or liquidity.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories
Inventories are stated at the lower of cost or market, except for grain inventories associated with the Company's grain marketing program, which are marked to market. For those inventories stated at cost, the Company uses the average unit cost or the first-in, first-out method.

During the second quarter of fiscal 1997, the Company's Energy segment changed its method of determining the cost of liquid product inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The liquid product inventories totaled $15,900 and $15,600 at June 30, 1997 and 1996, respectively, and represent 10% of the Company's total inventory for the same periods noted above.

As required by generally accepted accounting principles, the Company has retroactively adjusted prior years' financial statements for this change. The Company has also changed to the FIFO method of inventory valuation for tax purposes. Management believes the FIFO method will provide a better match of current costs and current revenues. The cumulative effect of the change (reported as an increase in retained earnings as of June 30, 1994) of $224 represents the effect on net earnings of the reversal of the LIFO reserve at that date. The restatement of income as previously reported for fiscal years ended June 30, 1996 and 1995, is as follows:

                                                                                      1996                1995
                                                                                  -------------      -------------
Net margin (loss), as previously reported.......................................  $      11,600      $    (15,908)
Effect of change in accounting method, net of tax...............................          1,062               178
                                                                                  -------------      -------------
Adjusted net margin (loss)......................................................  $      12,662      $    (15,730)
                                                                                  =============      =============

Commodity Instruments
The Company has exposure to price fluctuations associated with certain commodity inventories, product gross margins and certain anticipated transactions in its Agriculture and Energy segments. Commodities such as corn, soy complex, oats, wheat, gasoline, fuel oil, and propane are purchased at market prices which are subject to volatility. In order to manage the risk of market price fluctuations, the Company enters into various exchange-traded futures and option contracts and over-the-counter option contracts with third parties. The Company closely monitors and manages its exposure to market price risk on a daily basis in accordance with policies that put certain limitations on this activity.

Agriculture financial instrument contracts are entered into within the grain marketing and feed businesses. The grain marketing program enters into both forward purchase and sales commitments with farmers and others on a variety of grain products. At the same time, grain marketing enters into generally matched transactions (in both maturity and amount) using offsetting forward commitments and/or exchange-traded futures contracts to hedge against price fluctuations in the market price of grains. In the feed business, exchange-traded futures and option contracts are entered into to manage exposure to fluctuations in the prices for its present and anticipated needs of major ingredients for its feed business. The inventory futures contracts and forward commitments associated with this activity are marked to market at the end of the reporting period with the resulting gains or losses being charged to cost of sales.

Energy financial instrument contracts are designated at inception as a hedge where there is a direct relationship to the price risk associated with the Company's inventories or future purchases and sales of commodities used in the Company's operations. Hedges of inventories are accounted for under the deferral method with gains and losses from hedging activity and premiums paid for option contracts included in the cost of sales as those inventories are sold. Hedges of anticipated transactions are also accounted for under the deferral method with gains and losses on these transactions recognized in cost of sales when the anticipated hedged transaction occurs. Gains and losses on early terminations of financial instrument contracts designated as hedges are deferred and included in cost of sales in the same period as the hedged transaction.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commodity Instruments (continued)
For derivative financial instruments not designated as effective hedges of firm commitments or anticipated transactions, changes in the fair value of these contracts are recognized in cost of sales currently.

Marketable Securities
All of the Company's marketable debt and equity securities, which relate entirely to the Company's insurance operations, are classified as available for sale and carried at fair value. Unrealized gains and losses, net of tax, are reported in a separate component of shareholders' equity.

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

Patronage refunds received from the cooperative bank in the form of additional bank stock and cash are recorded as a reduction of interest expense and totaled approximately $1,200, $1,400 and $900 for the years ended June 30, 1997, 1996 and 1995, respectively. Patronage refunds received on the stock of other cooperatives are reflected in other income.

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

Other Assets
Other assets include approximately $7,300 and $8,000 at June 30, 1997 and 1996, respectively, of costs in excess of the fair value of net tangible assets acquired in purchase transactions (goodwill) as well as acquired non-compete agreements, customer lists, and trademarks. Goodwill and other intangible assets are amortized on a straight-line basis over periods ranging from 1 to 40 years. Amortization included in continuing operations totaled approximately $1,100, $1,600 and $2,400 for fiscal years ending June 30, 1997, 1996 and 1995, respectively.

Impairment of Long-Lived Assets
In the first quarter of 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be measured and recorded on long-lived assets, whether these assets are held for disposal or used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of this standard resulted in a $1,700 pre-tax charge to operating margin related to certain AAP fertilizer and feed plants and ARS store locations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Environmental Remediation Costs
The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable and the amount is reasonably estimable.

Expendable Costs
The Company expenses advertising and research and development costs as they are incurred. Advertising expense for the years ended June 30, 1997, 1996 and 1995 was approximately $10,800, $23,200 and $20,700, respectively. Net research and development costs were approximately $700, $600 and $1,300 for the years ended June 30, 1997, 1996 and 1995, respectively.

Income Taxes
The Company is subject to income taxes on all income not distributed to patrons as patronage refunds and provides for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is reasonably assumed.

Discontinued Operations
Interest expense allocated from continuing operations to discontinued operations was based upon the proportion of net assets separately financed to total Company assets. Total interest expense allocated was approximately $400 and $1,000 for the years ended June 30, 1996 and 1995, respectively.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


2.  AGWAY FINANCIAL CORPORATION

Agway Financial Corporation (AFC) is a wholly owned subsidiary of the Company whose principal business activity is securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for the Company and AFC's sole wholly owned subsidiary, Agway Holdings Inc. (AHI), and AHI's subsidiaries, for general corporate purposes. The payment of principal and interest on this debt is unconditionally guaranteed by the Company.

Major subsidiary  holdings of AHI include Agway Consumer  Products Inc. (ARS and
CPG), Agway Petroleum Corporation (Energy), Telmark Inc. and subsidiaries (Leasing), Agway Insurance Company and Agway General Agency (Insurance), as well as former holdings in Hood and Curtice Burns.

In an exemptive relief granted pursuant to a "no action letter" issued by the staff of the Securities and Exchange Commission, AFC, as a separate company, is not required to file periodic reports with respect to these debt securities.
However, as required by the 1934 Act, the summarized financial information concerning AFC and consolidated subsidiaries, as of the fiscal year ended June 30, is as follows:


                                                        1997                    1996                    1995
                                                 -----------------       -----------------       ----------------
Net sales and revenues.........................  $      1,109,960        $      1,087,317        $     1,089,316
Operating margin...............................            42,428                  33,763                 31,644
Margin (loss) from continuing operations.......             5,183                  (5,212)                13,822
Net margin (loss)..............................             5,183                  (3,697)                 5,892


                                                        1997                    1996
                                                 -----------------       -----------------

Current assets.................................  $        522,514        $        532,158
Properties and equipment, net..................           155,969                 166,504
Noncurrent assets..............................           409,670                 353,377
                                                 -----------------       -----------------
Total assets...................................  $      1,088,153        $      1,052,039
                                                 =================       =================

Current liabilities............................  $        264,679        $        227,782
Long-term debt.................................           209,296                 191,189
Subordinated debt..............................           375,128                 400,284
Noncurrent liabilities.........................            17,813                  17,152
Shareholder's equity...........................           221,237                 215,632
                                                 -----------------       ----------------
Total liabilities and shareholder's equity.....  $      1,088,153        $      1,052,039
                                                 =================       ================


3.  RESTRUCTURING RESERVES

In June 1992, the Company established a $75,000 reserve for the estimated net cost to complete a significant restructuring project of the Company. This project was planned to be completed over several years. As initiatives within this project were completed, the Company monitored the estimated costs to complete the project and recognized into income a reduction in costs totaling $11,256, which has been realized as follows: $1,943 in fiscal 1996; $3,248 in fiscal 1995; and $6,065 in fiscal 1994. At June 30, 1996, all projects related to these planned activities were concluded and no further charges or credits from these activities will occur.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


4.  LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Net investments in leases at June 30 were as follows:

                                                                                      1997                1996
                                                                                 --------------      --------------
Leases (minimum payments):
     Commercial and agricultural.............................................    $      596,442      $      505,783
     Retail..................................................................            16,682               4,771
                                                                                 --------------      --------------
         Total leases........................................................           613,124             510,554
Unearned interest and finance charges........................................          (152,591)           (124,231)
Net deferred origination costs...............................................             8,842               7,642
                                                                                  -------------      --------------
     Net investment..........................................................           469,375             393,965
Allowance for credit losses..................................................           (24,014)            (19,776)
                                                                                  -------------      --------------
     Net leases receivable...................................................     $     445,361      $      374,189
                                                                                  =============      ==============


Included within the above are estimated unguaranteed residual values of leased property approximating $63,700 and $54,400 at June 30, 1997 and 1996, respectively. Additionally, as of June 30, 1997 and 1996, the recognition of interest income was suspended on approximately $2,700 and $2,900, respectively, of net leases.

Contractual maturities of leases (minimum payments) over the next five years and thereafter were as follows at June 30, 1997: $186,645 in 1998; $147,955 in 1999;
$106,314 in 2000; $67,124 in 2001; $38,262 in 2002; and $66,824 thereafter.


5.  INVENTORIES

Inventories at June 30 consist of the following:

                                                                                      1997                1996
                                                                                 --------------      --------------
Raw materials.................................................................   $       9,396       $      16,161
Finished goods................................................................         138,691             128,770
Goods in transit and supplies.................................................           2,553              15,028
                                                                                 --------------      --------------
      Total inventories.......................................................   $     150,640       $     159,959
                                                                                 ==============      ==============


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


6.  MARKETABLE SECURITIES

All of the  Company's  marketable  debt  and  equity  securities,  which  relate
entirely   to  the   Company's   insurance   operations,   are   classified   as
available-for-sale marketable securities and include:

                                                                            Gross         Gross
                                                          Amortized      Unrealized     Unrealized        Fair
                                                            Cost            Gains         Losses          Value
                                                       -------------   ------------    -----------    ------------
June 30, 1997
-------------
U.S. government securities and obligations...........  $       5,997   $          5    $      (131)   $      5,871
Mortgage-backed securities...........................         17,875             78           (119)         17,834
Corporate securities.................................         12,138             19           (276)         11,881
                                                       -------------   ------------    ------------   -------------
     Total available-for-sale marketable securities..  $      36,010   $        102    $      (526)   $     35,586
                                                       =============   ============    ============   =============

                                                                           Gross          Gross
                                                          Amortized     Unrealized      Unrealized        Fair
                                                            Cost           Gains         Losses           Value
                                                       -------------   ------------    ------------   --------------
June 30, 1996
-------------
U.S. government securities and obligations...........  $       7,620   $         13    $      (229)   $      7,404
Non-U.S. government obligations......................          3,487                          (131)          3,356
Mortgage-backed securities...........................          7,357            156            (30)          7,483
Corporate securities.................................         16,704             10           (842)         15,872
                                                       --------------  -------------   ------------   -------------
     Total available-for-sale marketable securities..  $      35,168   $        179    $    (1,232)   $     34,115
                                                       ==============  =============   ============   =============


The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other-than-temporary, and interest and dividends are included in income. Gross gains of approximately $200 and $500 were realized on sales of debt and equity securities in 1997 and 1996, respectively. Gross gains realized in 1995 were immaterial. Gross losses realized on sales of debt and equity securities totaled approximately $200 and $300 in 1997 and 1996, respectively. Gross losses realized in 1995 were immaterial.

At June 30, 1997, the Company did not hold any debt from a single issuer that exceeded 10 percent of the Company's shareholders' equity.

The amortized cost and the fair value of available-for-sale debt securities at June 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no contractual maturities due in one year or less.

                                                 Amortized             Fair
                                                   Cost                Value
                                                 ---------           ---------
Due after one year through five years.........   $   9,472           $   9,351
Due after five years through ten years........       4,518               4,476
Due after ten years...........................      22,020              21,759
                                                 ---------           ---------
                                                 $  36,010           $  35,586
                                                 =========           ==========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


7.  OTHER SECURITY INVESTMENTS

Other security investments at June 30 consist of the following:

                                                                                      1997                1996
                                                                                  -------------      -------------
CF Industries, Inc..............................................................  $     22,151       $      17,521
CoBank, ACB.....................................................................        20,643              22,158
Other...........................................................................         6,874               2,727
                                                                                  -------------      -------------
                                                                                  $     49,668       $      42,406
                                                                                  =============      =============

8.  PROPERTIES AND EQUIPMENT

Properties and equipment, at cost, including capital leases, consist of the following at:

                                                                   Owned             Leased             Combined
                                                              -------------       -------------      -------------
June 30, 1997
-------------
Land and land improvements.................................   $      35,050       $        721       $      35,771
Buildings and leasehold improvements.......................         123,025              7,051             130,076
Machinery and equipment....................................         330,304              4,123             334,427
Capital projects in progress...............................           7,713                                  7,713
                                                              -------------       -------------      -------------
                                                                    496,092             11,895             507,987

Less: accumulated depreciation and amortization............         282,709             10,183             292,892
                                                              -------------       -------------      --------------

Properties and equipment, net..............................   $     213,383       $      1,712       $     215,095
                                                              =============       =============      ==============


                                                                   Owned             Leased             Combined
June 30, 1996
-------------
Land and land improvements.................................   $       36,126      $      1,071       $      37,197
Buildings and leasehold improvements.......................          126,419             8,991             135,410
Machinery and equipment....................................          343,728             7,442             351,170
Capital projects in progress...............................            9,484                                 9,484
                                                              --------------      --------------     --------------
                                                                     515,757            17,504             533,261

Less: accumulated depreciation and amortization............          281,861            14,385             296,246
                                                              --------------      -------------      --------------

Properties and equipment, net..............................   $      233,896      $      3,119       $     237,015
                                                              ==============      ==============     ===============


Depreciation and amortization expense relating to properties and equipment amounted to approximately $28,800, $31,800 and $31,300 in 1997, 1996 and 1995,
respectively.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


9.  INCOME TAXES

The provision (benefit) for income taxes as of June 30 consists of the following:


                                                                   1997               1996                1995
                                                              -------------       -------------      -------------
Continuing operations:
     Current:
         Federal...........................................   $      (2,226)      $     (3,736)      $       2,674
         State.............................................           3,344              2,253               1,379
     Deferred..............................................           5,676             11,372              (3,153)
     (Decrease) increase in valuation allowance............            (881)                34                 847
                                                              -------------       -------------      -------------
                                                              $       5,913       $      9,923       $       1,747
                                                              =============       =============      =============
Discontinued operations:
     Current:
         Federal...........................................   $                   $      1,591       $       9,656
         State.............................................                                                  1,553
     Deferred..............................................                                                 (5,146)
                                                              -------------       -------------      --------------
                                                              $          0        $      1,591       $       6,063
                                                              =============       =============      ==============


The Company's effective income tax rate on margin (loss) from continuing operations before income taxes differs from the federal statutory regular tax rate as of June 30 as follows:


                                                                   1997               1996                1995
                                                              -------------       -------------      -------------
Statutory federal income tax rate..........................        35.0%               35.0%             (35.0%)

Tax effects of:
     State income taxes, net of federal benefit (1)........        14.0                 7.4                8.2
     Items for which no federal tax effect was recognized           1.8                 2.5               20.9
     Dividend received deduction...........................          -                   -                (1.6)
     Amortization of intangibles...........................          .4                  .5                2.2
     Adjustment to prior years' tax liabilities............       (10.8)                2.7               18.1
     Other items...........................................        (4.7)               (1.0)               7.4
     Basis difference in investment........................                              -                 8.7
                                                              -------------       -------------      -------------
         Effective income tax rate.........................        35.7%               47.1%              28.9%
                                                              =============       =============      =============


(1) For state income tax purposes, the Company does not file combined income tax returns and is therefore unable to recognize the benefit of certain net operating losses incurred by subsidiaries.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


9.  INCOME TAXES (CONTINUED)

The components of the deferred tax assets and liabilities as of June 30 were as follows:


                                                                                      1997                1996
                                                                                  -------------      -------------
Deferred tax assets:
     Other liabilities and reserves............................................   $     13,246       $      14,644
     Leases receivable.........................................................          7,752               9,900
     Self-insurance reserves...................................................          6,280               6,554
     Medical reserves..........................................................          7,682               7,325
     Inventory.................................................................          4,391               5,833
     Deferred compensation.....................................................          4,350               4,964
     Accounts receivable.......................................................          2,673               3,421
     Environmental.............................................................          3,070               3,540
     NOL carryforward..........................................................          3,673                 368
     Alternative minimum tax credit carryforward...............................          7,135               5,385
     ITC carryforward..........................................................          1,959               1,194
                                                                                  -------------      -------------
     Gross deferred tax asset..................................................         62,211              63,128
     Less valuation allowance..................................................                               (881)
                                                                                  -------------      -------------
         Total net deferred tax asset..........................................         62,211              62,247
                                                                                  -------------      -------------

Deferred tax liabilities:
     Pension assets............................................................         34,018              28,961
     Excess of tax over book depreciation......................................         14,715              15,228
     Prepaid medical...........................................................          6,675               6,455
     Other assets .............................................................          2,269               2,274
                                                                                  -------------      -------------
         Total deferred tax liability..........................................         57,677              52,918
                                                                                  -------------      -------------
              Net deferred tax asset...........................................   $      4,534       $       9,329
                                                                                  =============      =============


The Company's net deferred tax asset at June 30, 1997 and 1996, of $4,534 and $9,329, respectively, consists of a net current asset of $20,714 and $24,267 included in prepaid expenses and a net long-term liability of $16,180 and
$14,938 included in other liabilities as of June 30, 1997 and 1996, respectively. The total gross deferred tax assets are partially offset by a valuation allowance of $881 at June 30, 1996. Based on the Company's history of taxable earnings and its expectations for the future, management has determined that operating income will likely be sufficient to recognize all of its net deferred tax asset.

At June 30, 1997, the Company's federal AMT credit can be carried forward indefinitely. The net operating loss (NOL) carryforwards expire in 2012, and the ITC credits expire in 2003.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


10.  SHORT-TERM NOTES PAYABLE

As of June 30, 1997, the Company had certain facilities available with various banking institutions whereby lenders have agreed to provide funds up to $274,000 to separately financed units of the Company as follows: AFC, $70,000 and Telmark, $204,000. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank letter of credit. Short-term borrowings under these credit facilities were as follows:

                                                                   Agway
                                                                  and AFC
                                                                (excluding
                                                                 Telmark)            Telmark              Total
                                                              --------------      ------------       -------------
June 30, 1997
-------------
Bank lines of credit.......................................   $                   $     24,900       $      24,900
Commercial paper...........................................          34,300                                 34,300
                                                              --------------      -------------      -------------
                                                              $      34,300       $     24,900       $      59,200
                                                              ==============      =============      =============
Weighted average interest rate.............................           5.57%              6.53%
                                                              ==============      =============


                                                                   Agway
                                                                  and AFC
                                                                (excluding
                                                                 Telmark)            Telmark              Total
                                                              --------------      -------------      -------------
June 30, 1996
-------------
Bank lines of credit.......................................   $      12,200       $                  $      12,200
Commercial paper...........................................          50,000                                 50,000
                                                              --------------      -------------      -------------
                                                              $      62,200       $          0       $      62,200
                                                              ==============      =============      =============
Weighted average interest rate.............................           5.86%                  -
                                                              ==============      =============


The carrying amount of the Company's short-term borrowings approximates their fair value. Interest rates charged on commercial paper outstanding range from 5.57% and 5.58% at June 30, 1997, and 5.37% to 5.62% at June 30, 1996. Interest
rates charged by the banks on cash drawdowns of the Company's lines of credit approximate prevailing short-term borrowing rates ranging between 7.70% and 7.74% at June 30, 1996.

Letters of credit of $28,000, which are primarily used to back general liability claims, are also available to AFC. At June 30, 1997, letters of credit issued totaled approximately $24,800.

The $70,000 line of credit available to AFC increases to $100,000 effective October 1, 1997. This line of credit and the $50,000 commercial paper facility, as amended in February 1997, are available to the Company through December 1997. These AFC agreements, including $2,625 in long-term debt, require collateralization using certain of the Company's accounts receivable and non-petroleum inventories (collateral). Amounts that can be drawn under these AFC short-term agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained margins. At June 30, 1997, the Company violated its interest coverage covenant but has subsequently obtained waivers from its lenders for June 1997 and amendments through the term of these agreements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

10.  SHORT-TERM NOTES PAYABLE (CONTINUED)

Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. The current uncommitted short-term line of credit agreement permits Telmark to borrow up to $4,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $200,000 partially collateralized revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of June 30, 1997 and 1996, under the short-term line of credit and the revolving term loan facility was $4,000 and $190,900 and $12,200 and $50,000, respectively. The portion of the revolving term loan that is short term at June 30, 1997 and 1996, was $24,900 and $0, respectively.

The Company and Telmark have ongoing discussions with their lenders and expect to continue to have appropriate and adequate financing to meet their ongoing needs.

11.  DEBT

Long-Term Debt:

Long-term debt consists of the following at June 30, 1997:

                                                                   Agway
                                                                  and AFC            Telmark              Total
                                                              --------------      -------------      -------------
Notes payable - banks (a)..................................   $        2,625      $     170,000      $     172,625
Notes payable - insurance companies (b)(c).................                             144,492            144,492
Other......................................................           10,858                                10,858
                                                              --------------      -------------      -------------
Subtotal long-term debt, excluding capital leases..........           13,483            314,492            327,975
Obligations under capital leases:
     Industrial revenue bonds..............................              358                                   358
     Others................................................            1,272                90               1,362
                                                              --------------      -------------      -------------
Total long-term debt.......................................           15,113            314,582            329,695
Less: current portion......................................            5,521            108,199            113,720
                                                              --------------      -------------      -------------
                                                              $        9,592      $     206,383      $     215,975
                                                              ==============      =============      =============

(a) Under Telmark's revolving loan facility, principal of $170,000 bears interest at fixed rates ranging from 5.95% to 8.40%, payments commencing July 1997 with final installments due in 2000. Under an AFC loan agreement bearing an interest rate of 8.53%, principal of $2,625 is payable in quarterly installments of $175 commencing August 1997 and ending in February 2001. The bank notes of $172,625 are collateralized by the
      Company's investment in the bank having a book value of $20,643 at June 30, 1997. The Agway and AFC debt agreements contain a number of restrictive financial covenants,the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained margins. The $2,625 AFC credit facility loan covenants are integrated with the short-term facilities.
(b) Under Telmark loan agreements with various insurance companies, principal of $119,722 bears interest at fixed rates ranging from 5.90% to 8.88%, payments commencing September 1997 with final installment due in 2004. The note agreements are similar to one another and each contains financial covenants, the most restrictive of which prohibit Telmark from having (1) tangible net worth less than $70,000; (2) a debt-to-equity ratio (as defined) which exceeds 5:1; (3) a ratio of earnings available for fixed charges less than 1.25:1; and (4) dividend distributions after December 31, 1994 that exceed 50% of consolidated net income for the period January 1, 1995 through the date of determination.
(c) On May 28, 1997, Telmark, through a newly created wholly owned special purpose subsidiary, Telmark Lease Funding Corp. I, issued $23,999 of Class A lease-backed notes and $1,946 of Class B lease-backed notes to three insurance companies. The subsidiary pays interest at 6.58% on the Class A notes and 7.01% on the Class B notes. The notes are collateralized by 1,165 leases having an aggregate present value of contractual lease payments equal to the principal balance of the notes, and the notes are further collateralized by the residual values of these leases. Final scheduled maturity of the notes is December 15, 2004.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


11.  DEBT (CONTINUED)

Subordinated Debt:

Subordinated debt consists of the following at June 30, 1997:

                                                                   AFC               Telmark              Total
                                                              ---------------     -------------      -------------
Subordinated debentures, due 1997 to 2003,
     interest at 6.0% to 8.5%..............................   $      21,738       $     31,044       $      52,782
Subordinated money market certificates,
     due 1997 to 2008, interest at 4.5% to 9.5%............         385,345                                385,345
                                                              ---------------     -------------      -------------

Total long-term subordinated debt..........................         407,083             31,044             438,127
Less:  current portion.....................................          51,980             11,019              62,999
                                                              ---------------     -------------      -------------
                                                              $     355,103       $     20,025       $     375,128
                                                              ===============     =============      =============


Of AFC's subordinated debt, $337,700 is redeemable in whole or in part at the principal amount plus accrued interest, prior to maturity dates, at the option of the Company. The foregoing debt bears interest payable semiannually on January 1 and July 1 of each year for AFC and payable quarterly on January 1, April 1, July 1, and October 1 for Telmark. The money market certificates' interest rate is at the greater of the quoted rate or a rate based upon the discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks.

Maturities:

Aggregate annual maturities on long-term debt during the next five fiscal years ending June 30 and thereafter are as follows:

                                              Capital                                                 Subordinated
                                              Leases            Borrowings            Total               Debt
                                          ------------        -------------       -------------      -------------
1998...................................   $        655        $     113,182       $    113,837       $      62,999
1999...................................            197              108,484            108,681              74,464
2000...................................            190               55,234             55,424              76,479
2001...................................            190               21,346             21,536              42,726
2002...................................            190               10,512             10,702              43,861
Thereafter.............................            870               19,217             20,087             137,598
                                          -------------       -------------       -------------      -------------
                                                 2,292              327,975            330,267             438,127
Imputed interest.......................           (572)                                   (572)
                                          -------------       -------------       -------------      -------------
Total..................................   $      1,720        $     327,975       $    329,695       $     438,127
                                          =============       =============       =============      =============


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


12.  COMMITMENTS AND CONTINGENCIES

Environmental
The Company is subject to a number of governmental regulations concerning environmental matters, either directly or as a result of the operations of its subsidiaries. The Company expects that it will be required to expend funds to participate in the remediation of certain sites, including sites where the Company has been designated by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and sites with underground fuel storage tanks, and will incur other expenses associated with environmental compliance.

The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of the Company's degree of responsibility of a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. At June 30, 1997, the Company has been designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the Company's determination of its estimated liability. The Company believes that its past experience provides a reasonable basis for estimating its liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the reserves established will cause future cash outlays over approximately five years based upon current estimates, and it is not expected that such outlays will materially impact the Company's liquidity position.

As part of its long-term environmental protection program, the Company spent approximately $1,800 in fiscal 1997 on capital projects. The Company estimates that during fiscal 1998 and 1999 approximately $1,600 per year will be spent on additional capital projects for environmental protection. These estimates include the additional capital required to comply with EPA Underground Storage Tank (UST) regulations that become effective in December 1998. Presently, the total additional capital required to comply with the EPA UST regulations is estimated to be approximately $550. The total capital requirements may change due to the actual number of USTs actively in use on the effective date.

Year 2000
In fiscal 1996, the Company initiated a Companywide program to prepare its computer systems and applications for the year 2000. As a result of this program, in fiscal 1997, a comprehensive review to identify the systems affected by this issue was completed, an implementation plan was compiled and is currently being executed, and estimated cost projections were determined. As a result of the procedures already completed, the Company expects to either modify or upgrade existing systems or replace some systems altogether where it is determined to be cost beneficial.

The Company expects to incur internal staff costs as well as consulting and other expenses related to the execution of the implementation plan. The Company has also identified that a portion of the cost estimates are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Testing and conversion of existing and replacement system applications are expected to cost approximately $14,200 over the next two fiscal years. Approximately 75% of this estimate represents costs to replace existing systems for year 2000 compliance, the majority of which will be capitalized. The accounting treatment of costs incurred in connection with the year 2000 compliance will be treated as period costs and will be expensed as incurred as compared to the capitalization of new systems implemented.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Year 2000 (continued)
The Company presently believes that with the planned modifications to existing systems and conversion to new systems, the year 2000 compliance issue will be resolved on a timely basis and will not pose significant operational problems for the Company's computer systems as so modified and converted.

Other
The Company is also subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters for which payment is probable and amounts reasonably estimable. Management believes any liability that may ultimately result from the resolution of these matters in excess of amounts provided under the above stated policy will not have a material adverse effect on the results of operations, financial position, or liquidity of the Company.

Commitments to extend credit at the Company's leasing subsidiary, Telmark, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Outstanding commitments to extend lease financing at June 30, 1997 and 1996, approximated $12,900 and $14,800, respectively.

During 1994 and prior, Telmark entered into lease sale contracts that contain limited recourse provisions which are limited to 7.5% of the sale proceeds. At June 30, 1997, Telmark was contingently liable for approximately $2,000 under the limited recourse provisions. The Company evaluates the potential liability in establishing its allowance for credit losses.

The Internal Revenue Service performed a routine employment tax audit during fiscal 1996 and proposed a $6,300 payroll tax adjustment against one of the Company's operations. The proposed assessment alleges that the Company misclassified certain workers. The Company has appealed this assessment and at this time believes the issue will be resolved in the Company's favor. Therefore, it has accrued no liability.

In 1996, the Company entered into a ten-year logistics agreement with an outsourcer to manage its two retail distribution centers. The amount of annual service fees is dependent upon the services provided, volume of activities required, and the number of shipping destinations. The estimated annual expense under this agreement is approximately $10,000.

Rent expense for the fiscal years 1997, 1996 and 1995 approximated $12,000, $9,000 and $10,000, respectively. Future minimum payments under noncancelable operating leases approximate $8,500, $7,900, $5,700, $4,500 and $4,100 for the fiscal years 1998 through 2002, respectively, and approximately $6,200 thereafter.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


13.  PREFERRED STOCK

Values are whole numbers except where noted as (000).

                                                                      Preferred Stock
                                      --------------------------------------------------------------------------
                                                          Cumulative
                                      --------------------------------------------------  Honorary     Dollar
                                          6%           8%            8%           7%       Member      Amount
                                       Series A     Series B     Series B-1   Series C    Series HM    in 000s
                                      -----------  -----------  -----------  -----------  ----------  ---------
Par Value...........................  $      100   $      100   $      100   $      100   $       25
                                      ===========  ===========  ===========  ===========  ==========
Shares Authorized...................     350,000      250,000      140,000      150,000       80,000
                                      ===========  ===========  ===========  ===========  ==========
Shares Outstanding:
   Balance June 30, 1994............     337,675      227,100       19,810      128,217        2,291   $ 71,338
     Issued (redeemed), net.........     (54,612)      (1,619)        (400)        (409)          70     (5,703)
                                      -----------  -----------  -----------  -----------  ----------   --------
   Balance June 30, 1995............     283,063      225,481       19,410      127,808        2,361     65,635
     Issued (redeemed), net.........     (50,152)     ( 1,359)        (300)     (11,365)          67     (6,316)
                                      -----------  -----------  -----------  -----------  ----------   --------
   Balance June 30, 1996............     232,911      224,122       19,110      116,443        2,428     59,319
     Issued (redeemed), net.........      (2,972)      13,105         (750)     (27,201)         126     (1,778)
                                      -----------  -----------  -----------  -----------  ----------   --------
Balance June 30, 1997...............     229,939      237,227       18,360       89,242        2,554   $ 57,541
                                      ===========  ===========  ===========  ===========  ==========   ========


                                                            Preferred Stock
                                      ---------------------------------------------------------------
                                                          Cumulative
                                      --------------------------------------------------    Honorary
                                          6%           8%            8%           7%         Member
                                       Series A     Series B    Series B-1   Series C       Series HM
                                      ----------   ----------   ----------   -----------    ----------
Annual Dividends Per Share:
   June 30, 1995....................  $     6.00   $     8.00   $     8.00   $     7.00     $     1.50
   June 30, 1996....................  $     6.00   $     8.00   $     8.00   $     7.00     $     1.50
   June 30, 1997....................  $     6.00   $     8.00   $     8.00   $     7.00     $     1.50

Shares Held in Treasury
   (purchased at par value):
   June 30, 1995....................      66,937       24,519      120,590       22,192            632
   June 30, 1996....................     117,089       25,878      120,890       33,557            729
   June 30, 1997....................     120,061       12,773      121,640       60,758            812


There are 10,000 shares of authorized preferred stock undesignated as to series, rate, and other attributes. The Series A preferred stock has priority with respect to the payment of dividends. The Company maintains the practice of providing a market by repurchasing, at par, preferred stock as the holders elect to tender the securities for repurchase, subject to Board of Directors' approval. The Company practice of repurchasing preferred stock specifically did not apply to approximately 166,600 shares of 6% Series A preferred stock issued in fiscal 1994 in connection with the acquisition of local cooperative affiliates. As a condition of this transaction, the Company's repurchase practice for this preferred stock was specifically suspended until July 1997. That restriction is no longer in effect. The Series HM preferred stock may be issued only to former members of Agway and no more than one share of such stock may be issued to any one person. The preferred stock has no pre-emptive or conversion rights.

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

The majority of the plan's investments consist of U.S. government and agency securities, U.S. corporate bonds, U.S. and foreign equities, equity and bond funds and temporary investments (short-term investments in demand notes and money market funds). At June 30, 1997 and 1996, the Company's plan assets included Company debt securities and preferred stock with estimated fair values of $5,900.

The Employees' Retirement Plan of Agway, Inc. has assets that exceed accumulated benefit obligations. In June 1997, the Agway Board of Directors approved a one-time benefit increase to retirees and beneficiaries of retirees who commenced receipt of monthly plan benefits prior to January 1, 1992, and are currently receiving these benefits. This benefit increase increased the unrecognized prior service cost in 1997 by $7,100. The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at June 30:

                                                                                      1997                1996
                                                                                  -------------      -------------
Actuarial present value of benefit obligations:
     Vested.....................................................................  $     264,465      $     251,753
     Non-vested.................................................................          9,786              9,574
                                                                                  -------------      -------------
Accumulated benefit obligation..................................................        274,251            261,327
Additional amounts related to projected pay increases...........................         27,207             26,613
                                                                                  -------------      -------------
Projected benefit obligation for service rendered to date.......................        301,458            287,940
Plan assets at fair value ......................................................        538,433            486,650
                                                                                  -------------      -------------
Projected benefit obligation less than plan assets..............................        236,975            198,710
Unrecognized net gain...........................................................       (135,604)          (101,901)
Unrecognized prior service cost.................................................         13,175              7,697
Unrecognized net transition asset...............................................        (14,494)           (19,325)
                                                                                  -------------      -------------
Net pension asset...............................................................  $     100,052      $      85,181
                                                                                  =============      =============

Net pension income included the following income/(expense) components for the year ended June 30:

                                                                   1997               1996                1995
                                                              -------------       -------------      -------------
Service benefits earned during the period...................  $      (5,236)      $     (6,060)      $      (5,920)
Interest cost on projected benefit obligation...............        (21,527)           (21,216)            (21,033)
Actual return on plan assets................................         73,413             83,238              62,415
Net amortization and deferral...............................        (31,779)           (44,624)            (25,506)
                                                              -------------       -------------      -------------
                                                              $      14,871       $     11,338       $       9,956
                                                              =============       =============      =============

In determining the actuarial present values of the projected benefit obligations as of June 30, the following assumptions were used:

                                                                                      1997                1996
                                                                                  -------------      --------------
Weighted average discount rate.................................................           7.75%               7.75%
Rate of increase in future compensation........................................           5.50%               5.50%
Expected long-term rate of return..............................................          10.25%              10.25%

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


14.  RETIREMENT BENEFITS (CONTINUED)

Postretirement Benefits
The Company provides postretirement health care and life insurance benefits to eligible retirees and their dependents. Eligibility for benefits depends upon age and years of service. The Company's postretirement benefit plans are not funded. The accrued postretirement benefit cost expected to be paid in the next year is in other current liabilities while the remaining amount is included in other liabilities. The reconciliation of funded status and the net periodic postretirement benefit cost recognized in the Company's consolidated financial statements at June 30 were as follows:

                                                                                      Health and Life Insurance
                                                                                  --------------------------------
                                                                                      1997                1996
                                                                                  ------------       -------------
Reconciliation of funded status:
--------------------------------
Accumulated postretirement benefit obligation:
     Retirees and surviving spouses.........................                      $     30,818       $      30,538
     Actives eligible to retire.............................                             3,314               3,345
     Actives not yet eligible to retire.....................                             7,905              10,289
                                                                                  -------------      -------------
Total unfunded accumulated postretirement
  benefit obligation....................                                                42,037              44,172
Unrecognized prior service cost.............................                            (1,525)
Unrecognized net gain (loss)................................                             2,174              (1,281)
Unrecognized net transition obligation......................                           (20,093)            (21,348)
                                                                                  -------------      -------------
     Accrued postretirement benefit cost....................                      $     22,593       $      21,543
                                                                                  =============      =============

                                                                    1997               1996                1995
                                                               -------------      -------------      -------------
Annual expense for fiscal year ended June 30:
--------------------------------------------
Interest cost...............................................   $      3,158       $      3,243       $       3,521
Amortization of transition obligation.......................          1,255              1,255               1,452
Service cost-benefits earning during the period.............            723                816                 724
Prior service cost..........................................             66
                                                               -------------      -------------      -------------
     Net periodic postretirement benefit cost...............   $      5,202       $      5,314       $       5,697
                                                               =============      =============      =============

In determining the accumulated postretirement benefit obligation, the weighted average discount rate used was 7.75% at June 30, 1997 and 1996, respectively.

For measurement purposes, the assumed health care cost trend rate used to measure the Company's accumulated benefit obligation was, for persons under age 65, 7.0% and 7.3% for June 30, 1997 and 1996, respectively. For persons over age 65, the Company has an insured medical program limiting the Company's subsidy to a per month/per retiree basis. The health care cost trend rate assumption for fiscal 1998 and forward at June 30, 1997, decreases gradually until the year 2002, when the ultimate trend rate is then fixed at 5.0%. A one percentage point increase in the assumed health care cost trend rate at June 30, 1997, would increase the aggregate service and interest cost components of net periodic postretirement benefit cost by $200, and the accumulated postretirement benefit obligation by $1,200.

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

The Company will contribute an amount of at least 10%, but not more than 50%, of each participant's regular contributions, as defined, up to 6% of his or her salary on an annual basis. Company contributions to this plan for fiscal years ended June 30, 1997, 1996 and 1995 were approximately $1,200, $1,300 and $500, respectively. For the fiscal years ended June 30, 1997 and 1996, the Board of Directors of the Company approved an additional match of 20% to supplement the minimum contribution level of 10%.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


15.  FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING

The Company, as an agricultural cooperative in the northeastern United States, operates principally in five business segments:

(1) Agriculture, through AAP, engages in the manufacturing and processing of various animal feeds, crop inputs, fertilizers and farm supplies and, through CPG, engages in the manufacturing, processing and repacking of a variety of agricultural products marketed directly to consumers, retailers, wholesalers and processors as well as to AAP and ARS.

(2) Retail, through ARS, engages in the retail marketing of agricultural supplies and materials, yard and garden items, and pet food and pet supplies, as well as the wholesale purchase, warehousing and distribution of these products to Agway franchised representatives and other businesses. It also provides marketing, purchasing, technical, and strategic support for AAP and the Agway retail store outlets.

(3) Energy, through Agway Energy Products, operates a full-service energy company which markets oil and gas heating and air-conditioning equipment, petroleum products including gasolines, kerosene, fuel oil, diesel fuel, propane, lubricating oils and greases, antifreeze, and other related items. In March 1997, AEP began marketing natural gas to residential and small commercial customers.

(4) Leasing, through Telmark Inc., is engaged in the business of leasing agricultural related equipment, vehicles, and buildings to farmers and other customers, primarily in rural communities.

(5) Insurance markets property and casualty insurance and, through Agway Insurance Agency Inc., markets accident and health insurance as well as long-term-care products.

Total revenue of each industry segment includes the sale of products and services to unaffiliated customers, as reported in the Company's consolidated statements of operations, as well as sales to other segments of the Company which are priced on a competitive basis.

Operating margin (loss) consists of total revenues less operating expenses. Certain shared service expenses, including the corporate insurance program, information services, payroll and accounts payable administration, and facilities management, are allocated based on various allocation formulas. In computing operating margin (loss), none of the following items have been added to or deducted from segment results: revenue earned at the corporate level and not derived from operations of any industry segment; corporate expenses; interest expense, net of interest income; other income generated from assets not allocable to segments; member refunds; income taxes; and margin or (loss) from discontinued operations.

Identifiable assets in the segments of the Company are those assets used by each segment in its operations. General management assets consist principally of cash, various prepaid expenses, fixed assets, net pension assets, and net assets of discontinued operations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


15.  FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING (CONTINUED)


Year ended June 30, 1997    Agriculture    Retail          Energy       Leasing      Insurance    Other(a)     Consolidated
-------------------------   -----------   ----------    -----------    ----------    ---------   ----------    ------------
Net sales and revenues to
   unaffiliated customers   $   740,508   $  239,854    $   606,610    $   56,908    $  27,020   $     222     $ 1,671,122
Intersegment sales and
   revenues..............        50,151        6,591            305            35                  (57,082)
                            -----------   ----------    -----------    ----------    ---------   ----------    ------------
   Total sales
    and revenues            $   790,659   $  246,445    $   606,915    $   56,943    $  27,020   $ (56,860)    $ 1,671,122
                            ===========   ==========    ===========    ==========    =========   ==========    ============

Operating margin plus
   other income, net.....   $     3,203   $    5,223    $    19,537    $   13,003    $     694   $   5,893     $    47,553
Interest expense, net of
   interest income.......                                                                                          (30,970)
                                                                                                               ------------
      Margin from
       continuing
        operations before
         income taxes....                                                                                      $    16,583
                                                                                                               ============

Identifiable assets......   $   341,579   $  105,496    $   165,941    $  462,704    $  53,845   $ 170,696     $ 1,300,261
Depreciation and
  amortization...........         6,660       11,659          9,591           529           55       1,337          29,831
Capital expenditures.....         7,429       12,792          4,632           540                      352          25,745


Year ended June 30, 1996    Agriculture     Retail       Energy        Leasing      Insurance       Other(a)   Consolidated
-------------------------   -----------   ----------   ----------     ---------     ----------   ----------    ------------
Net sales and revenues to
   unaffiliated customers   $   787,315   $  253,214   $  545,704     $  48,577     $  25,431    $    2,259    $  1,662,500
Intersegment sales and
   revenues..............        82,142        8,823          323            50                     (91,338)
                            -----------   ----------   ----------     ---------     ----------   -----------    ------------
   Total sales and
   revenues..............   $   869,457   $  262,037   $  546,027     $  48,627     $  25,431    $  (89,079)   $  1,662,500
                           ============   ==========   ==========     =========     ==========   ===========   =============

Operating margin (loss)
   plus other income,
     net.................   $    23,394   $    4,902   $   16,119     $  11,589     $  (5,310)   $    3,461    $     54,155
Interest expense, net of
   interest income.......                                                                                           (33,085)
                                                                                                               -------------
     Margin from
       continuing
        operations before
         income taxes....                                                                                      $     21,070
                                                                                                               =============

Identifiable assets......   $   361,130   $  105,432   $  170,063     $ 394,470     $  53,971    $  160,825    $  1,245,891
Depreciation and
   amortization..........        10,917        9,872       10,545           450           125         1,513          33,422
Capital expenditures.....         8,624       11,645        4,332         1,142            13         1,320          27,076


Year ended June 30, 1995    Agriculture     Retail        Energy       Leasing      Insurance     Other(a)     Consolidated
-------------------------   -----------   ----------   -----------    ---------     ---------    ----------    ------------
Net sales and revenues to
   unaffiliated customers   $   725,445   $  282,114   $   510,439    $  41,874     $  29,609    $    2,572    $  1,592,053
Intersegment sales and
   revenues..............        64,830       10,294           339           68                     (75,531)
                            -----------   ----------   -----------    ----------    ---------    -----------   ------------
   Total sales and
     revenues............   $   790,275   $  292,408   $   510,778    $   41,942    $  29,609    $  (72,959)   $  1,592,053
                            ===========   ==========   ===========    ==========    =========    ===========   ============

Operating margin (loss)
   plus other income,
     net.................   $     1,893   $    2,689   $    12,842    $   10,555    $     652    $   (4,681)   $     23,950
Interest expense, net of
   interest income.......                                                                                           (30,003)
                                                                                                               -------------
     Loss from continuing
       operations before
         income taxes....                                                                                      $     (6,053)
                                                                                                               =============

Identifiable assets......   $   367,101   $  106,517   $   169,430    $  357,653    $  56,339    $  168,153    $  1,225,193
Depreciation and
   amortization..........        15,272        5,013        10,519           257          256         2,403          33,720
Capital expenditures.....        12,725        4,486        18,051           719          144         2,350          38,475


(a) Represents unallocated net corporate items and intersegment eliminations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


16.  OTHER INCOME (EXPENSE)

The components of other income (expense) for the year ended June 30 are summarized below:

                                                                   1997               1996                1995
                                                              -------------       -------------      -------------
Patronage refund income.....................................  $      9,534        $      8,037       $       2,904
Rent and storage revenue....................................         4,063               3,552               3,313
Gain/(loss) on sale of:
     Businesses.............................................           360               3,799
     Other security investments.............................                             1,348
     Properties and equipment...............................         2,613                (891)             (1,436)
Dividend income.............................................            57                 320                 206
Other, net..................................................         2,136               2,257               2,150
                                                              -------------       -------------      -------------
                                                              $     18,763        $     18,422       $       7,137
                                                              =============       =============      =============


17.  SUPPLEMENTAL DISCLOSURES ABOUT CASH FLOWS

                                                                   1997               1996                1995
                                                              -------------       -------------      -------------
Additional disclosure of operating cash flows:
   Cash paid during the year for:
         Interest...........................................  $      39,812       $     43,195       $      39,339
                                                              =============       =============      =============
         Income taxes.......................................  $       3,661       $      3,499       $       9,826
                                                              =============       =============      =============

Additional disclosure for non-cash
   investing and financing activities:

     Dividends declared but unpaid at June 30...............  $      2,149        $      2,210       $       2,410
                                                              =============       =============      =============


18.  FINANCIAL AND COMMODITY INSTRUMENTS

FINANCIAL INSTRUMENTS

Fair Value
Carrying amounts of trade notes and accounts receivable, financial instruments included in other assets and other liabilities, notes payable and accounts payable approximate their fair values because of the short-term maturities of these instruments. The fair value of the Company's long-term debt and subordinated debentures is estimated based on discounted cash computations using estimated borrowing rates available to the Company ranging from 6.18% to 8.87% in 1997 and 6.80% to 8.96% in 1996.

The carrying amounts and estimated fair values of the Company's significant financial instruments held for purposes other than trading at June 30 were as follows:

                                                              1997                           1996
                                                 ------------------------      --------------------------
                                                   Carrying        Fair          Carrying          Fair
                                                    Amount         Value          Amount           Value
                                                 -----------    ---------      ----------        --------
Liabilities:
Long-term debt  (excluding capital leases).....  $   327,975    $ 333,669      $  287,305        $288,446
Subordinated debentures........................      438,127      433,736         414,927         409,163


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


18.  FINANCIAL AND COMMODITY INSTRUMENTS (CONTINUED)

Off-Balance-Sheet Risk
In the normal course of business, the Company has letters of credit, performance contracts, and other guarantees that are not reflected in the accompanying consolidated balance sheets. In the past, no significant claims have been made against these financial instruments. Management believes that the likelihood of performance under these financial instruments is minimal and expects no material losses and/or cash requirements to occur in connection with these instruments.

The Company's leasing subsidiary, Telmark, is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its leasing customers. These financial instruments consist of commitments to extend credit not recognized in the balance sheet. In the event of nonperformance by the other party to the financial instrument, the Company's credit risk is limited to the contractual amount of Telmark's commitment to extend credit.

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

COMMODITY INSTRUMENTS

As described in Note 1, the Company uses exchange-traded futures and options and over-the-counter options to manage the risk of commodity price changes in its Agriculture and Energy businesses. As exchange-traded futures and options are actively traded on regulated exchanges, these contracts are subject to movements in market values. The Company determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The fair value of the Company's over-the-counter contracts is determined based on obtaining quotes from brokers. The margin accounts for open commodity futures and option contracts, which reflect daily settlements as market values change, are recorded in advances and other receivables. The margin account represents the Company's basis in those contracts. As of June 30, 1997 and 1996, the carrying and fair value of the Company's investment in commodities futures and option contracts was $3,200 and $3,600, respectively. The total net deferred gains and losses on open contracts at June 30, 1997 and 1996, were immaterial.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (THOUSANDS OF DOLLARS)


19.  DISCONTINUED OPERATIONS

On March 23, 1993, the Company's Board of Directors authorized management to sell its 34% interest in Curtice Burns and 99.9% interest in Hood, the major investments in what was Agway's food group segment. On November 3, 1994, AHI sold its interest in Curtice Burns to Pro-Fac and received cash proceeds of $55,786 and recorded a $4,430 profit, net of income taxes of $19,700. On December 15, 1995, AHI sold all of its common stock of Hood. In accordance with the Stock Purchase Agreement, AHI received $25,500 in the form of $15,900 in cash and $9,600 in a promissory note in consideration of the sale of its Hood common stock and recorded a gain on disposal of Hood of $2,110, net of income tax of $1,711. AHI assumed certain specified obligations of Hood, including the liability for certain supplemental executive retirement plans and certain management bonuses. Furthermore, under the Stock Purchase Agreement, AHI has indemnified the Buyer with regard to specified representations, warranties and litigation; federal and state taxes through fiscal 1995; and 50% of all other indemnification obligations in excess of $1,000 identified within two years of the closing date. The obligations and/or liabilities assumed and expenses incurred by AHI in the transaction were estimated at $7,000 at the closing date. Immediately after closing, AHI exchanged the note of $9,600 received as proceeds for certain specified assets of Hood, including stock of a Farm Credit System cooperative bank, certain accounts receivable and certain real estate and fixed assets. As of June 30, 1997, the estimates made as of the closing date of the sale remain adequate to cover the indemnifications made.

Net sales and revenues from the discontinued operations of Hood and Curtice Burns for the period of time owned during the years ended June 30, 1996 and 1995 were approximately $188,000 and $749,000, respectively.

The loss from the operation of the discontinued operations for the fiscal years ended June 30 related solely to Hood and was comprised of the following:

                                                                                      1996                1995
                                                                                  -------------      --------------
Transaction costs and allowance..............................................     $       (746)      $     (16,724)
Pre-tax margin (loss) from Hood operations...................................              446              (2,666)
Interest expense.............................................................             (415)             (1,000)
                                                                                  -------------      --------------
Pre-tax loss ................................................................             (715)            (20,390)
Income tax benefit...........................................................              120               5,406
                                                                                  -------------      --------------
     Losses of discontinued operations.......................................             (595)            (14,984)
                                                                                  -------------      --------------

Reclassification in 1995 to reconsolidate Hood,
     net of tax benefit of $8,230............................................                                2,624
                                                                                  -------------      --------------

(Loss) from discontinued operations..........................................     $       (595)      $     (12,360)
                                                                                  =============      ==============

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
The directors of the Company determine Company policy and are nominated on a district representation basis by committees representing members within each district. Each of the following directors is a full-time farmer and has been engaged in full-time farming during the past five years:

                                                                                            Year
                                                                                           Became
                                                                                             A
         Name                  Age    Office                    Name of Farm              Director    Term Expires
         ----                  ---    ------                    ------------              --------    ------------
Ralph H. Heffner(1)            59     Chairman of the           Jersey Acres Farms Inc.     1973     November 1997
                                      Board and Director
Robert L. Marshman             58     Vice Chairman of the
                                      Board and Director        Marshman Farms              1989     November 1999
Kevin B. Barrett               41     Director                  Heavenly View Farm          1996     November 1999
Keith H. Carlisle              55     Director                  Carlisle Bros., Inc.        1995     November 1998
Vyron M. Chapman               64     Director                  Chapman Farms, Inc.         1985     November 1997
D. Gilbert Couser              56     Director                  Shawangunk View Farm        1995     November 1998
Andrew J. Gilbert              38     Director                  Adon Farms                  1995     November 1998
Peter D. Hanks                 49     Director                  Big Green Farms, Inc.       1984     November 1999
Frederick A. Hough             71     Director                  The Hough Farm              1979     November 1997
Samuel F. Minor                59     Director                  The Springhouse             1987     November 1999
Carl D. Smith                  62     Director                  Hillacre Farms              1984     November 1999
Thomas E. Smith                62     Director                  Lazy Acres                  1986     November 1998
Gary K. Van Slyke              54     Director                  VanSlyke's Dairy Farm       1994     November 1997
Joel L. Wenger                 66     Director                  Weng-Lea Farms              1987     November 1999
Edwin C. Whitehead             56     Director                  White Ayr Farms             1994     November 1997
Christian F. Wolff, Jr.        72     Director                  Pen-Col Farms               1982     November 1997
William W. Young               44     Director                  Will-O-Crest Farm           1989     November 1998


Ralph H. Heffner, Chairman of the Board of Directors, was paid $47,000 and Robert L. Marshman, Vice Chairman of the Board of Directors, was paid $21,500 for their services for the fiscal year ended June 30, 1997. All directors of the Company earn an annual retainer fee of $12,000 for participation on the Agway Inc. Board. Each Board Committee Chairman earns an additional annual retainer fee of $3,000. Each director of Agway Inc. who is also a member of the Agway Insurance Company or Telmark Inc. Board earns an additional $400 or $1,000, respectively. A fee of $200 is also earned by such directors for each day that they were involved in business for the Company. Expenses of Board members incurred in connection with Company business are reimbursed by the Company.

Any director of the Company may elect to defer compensation for distribution at a later date. Deferred amounts are invested in interest-bearing accounts and may be paid in a lump sum or in annual installments over a period of up to 20 years.

A retirement benefit plan for Board members requires annual payments to retired or permanently disabled directors who served a minimum of six full years. The benefit is computed at $250 for each full year of service and is paid to the director or surviving spouse for a period equal to the years served on the Board through December 31, 1995, the date the plan was terminated. All earned benefits as of December 31, 1995, will be paid when due. As of June 30, 1997, the present value of accumulated benefits under this plan is approximately $500.

(1) All correspondence in relation to operational matters should be addressed to D. P. Cardarelli, President and Chief Executive Officer, Agway Inc., P.O. Box 4933, Syracuse, New York 13221.

EXECUTIVE OFFICERS
The executive officers of the Company provide operating control to carry out the policies established by the Board of Directors and serve at the discretion of the Board with no guarantee of employment. There are no full-time executive officers of the Company who are members of the Board of Directors. The principal occupation of all executive officers of the Company for the past five years, except for Mr. Schalk and Ms. Smith, has been as an officer or employee of the Company. The following is a listing of these officers as of July 1, 1997:

                                                                                                  Years Served
          Name                      Age      Office                                                As Officer
          ----                      ---      ------                                                ----------
Donald P. Cardarelli                41       President and CEO                                         6
Robert A. Fischer, Jr.              49       Vice President, Agway Agricultural Products               2
David M. Hayes                      53       Senior Vice President, General Counsel and Secretary     16
Stephen H. Hoefer                   42       Vice President, Public Affairs                            3
Michael R. Hopsicker                32       Vice President, Agway Energy Products                     1
Dennis J. LaHood                    51       Vice President, Country Products Group                    2
Peter J. O'Neill                    50       Senior Vice President, Finance & Control,
                                               Treasurer and Controller                                8
William L. Parker                   50       Vice President and Chief Information Officer              2
Donald F. Schalk                    46       Vice President, Agway Retail Services                     2
Robert D. Sears                     56       Vice President, Membership                                3
G. Leslie Smith                     54       Vice President and Chief Investment Officer               -


Mr. Cardarelli served as Vice President, Treasurer of the Company from May 1992 to August 1994; as Executive Vice President and Chief Operating Officer from August 1994 to January 1995; and as General Manager and CEO from January 1995 and President from February 1995 to July 1, 1997.

Mr. Fischer has served as President, Milford Fertilizer Company, since June 1970; as Executive Director, Crops from October 1994 to February 1995; and as Vice President, Agway Agricultural Products, from February 1995 to July 1, 1997.

Mr. Hoefer served as Director of Government Affairs/Corporate Transportation Services from June 1992 through June 1994; and as Vice President, Public Affairs, from June 1994 to July 1, 1997.

Mr. Hopsicker served as Assistant Treasurer, Finance & Control, from October 1991 to November 1992; as Director, Planning & Operations, AEP, from November 1992 to December 1994; as Director, Financial Planning, Finance & Control, from December 1994 to October 1995; as Director, Business Development, ARS, from October 1995 to April 1996; and as Vice President, Agway Energy Products, from April 1996 to July 1, 1997.

Mr. LaHood served as President, ADS, from October 1987 to August 1992; as Director, Computer and Communication Services, from August 1992 to October 1992; as President, Country Foods, from October 1992 to October 1994; as Executive Director, Country Foods and Seed Operations, from October 1994 to February 1995; and as Vice President, Country Products Group, from February 1995 to July 1, 1997.

Mr. Parker served as Vice President, Systems, for Agway Insurance from July 1985 to January 1993; as Director of New Project Management from January 1993 to September 1994; as Vice President, Information Services, from September 1994 to May 1996; and as Vice President, Chief Information Officer and Director of Information Services, ARS, from May 1996 to July 1, 1997.

Mr. Schalk served as Director of Marketing-Agriculture from January 1990 to July 1993; as Executive Director, Feed, from October 1994 to February 1995; and as Vice President, Agway Retail Services, from February 1995 to July 1, 1997. For the period July 1993 to October 1994, Mr. Schalk was a region manager of Harris Moran Seed Co.

Mr. Sears served as Director of Member Relations from June 1992 through June 1994; and as Vice President, Membership, from June 1994 to July 1, 1997.

Ms. Smith served as Director, Trust Investments, from September 1993 to April 1997;and as Vice President and Chief Investment Officer from May 1997 to July 1, 1997. For the period October 1989 to August 1993, Ms. Smith was Executive Administrator for TWA Pilots Trust Annuity Plan.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information regarding annual and long-term compensation for services in all capacities to the Company for the fiscal years ended June 1997, 1996 and 1995 of those persons who served as (i) the chief executive officer (CEO) at any time during the fiscal year, and (ii) the other four most highly compensated executive officers of the Company (other than the CEO) who were serving in such capacity at June 30, 1997.

                                            SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                                               ANNUAL COMPENSATION
                                               -------------------
NAME AND                                                                                  ALL OTHER
PRINCIPAL POSITION              YEAR            SALARY(1)        BONUS(2)              COMPENSATION(3)
-----------------------------------------------------------------------------------------------------------
Donald P. Cardarelli            1997             $387,024       $  80,000                          $  3,925
   President and CEO            1996              336,065         330,638                             3,038
                                1995              236,232         125,000                             1,004

Robert A. Fischer, Jr.          1997              220,000          44,000                           118,411
   Vice President,              1996              200,000         175,090                           105,212
   Agway Agricultural           1995              156,370            -                              104,281
   Products

David M. Hayes                  1997              190,008          45,500                             8,203
   Senior Vice President,       1996              187,558          95,000                             7,372
   General Counsel and          1995              180,908            -                                4,110
   Secretary

Dennis J. LaHood                1997              178,293          88,000                             2,877
   Vice President,              1996              165,022         132,000                             2,780
   Country Products             1995              126,598            -                                  759
   Group

Peter J. O'Neill                1997              250,016          50,000                             5,185
   Senior Vice President,       1996              250,016         150,000                             6,137
   Finance and Control,         1995              219,182          75,000                             1,990
   Treasurer and
   Controller


(1) Salary is used in determining the average annual compensation pursuant to the Company's Retirement Plan. This amount includes all deferred amounts under the Agway Inc. Employees' Thrift Investment Plan, Agway Inc. Employees' Benefit Equalization Plan, and the Milford Fertilizer Company Employees' Profit Sharing and Savings Plan.

(2) Members of the chief executive officer's staff and other executives designated by the Company's chief executive officer are eligible for participation in the Agway Inc. management incentive policy. Contingent upon each individual's performance as determined by the President and CEO, the Company's net margin, and other performance factors, each eligible executive may be paid a bonus. Bonuses are reflected in the fiscal year earned regardless of payment date.

(3) Amounts shown for certain officers include contributions made by the Company to the Agway Inc. Employees' Thrift Investment Plan, the Agway Inc. Employees' Benefit Equalization Plan, the Agway Inc. Employees' Deferred Compensation Program, and any other payments not appropriately characterized as salary or bonus. In addition, with respect to Mr. Fischer, amounts include non-compete payments and payments to the Milford Fertilizer Company Employees' Profit Sharing and Savings Plan.

EMPLOYEES' RETIREMENT PLAN

The Employees' Retirement Plan of Agway Inc. (the Retirement Plan) is a non-contributory defined benefit plan covering nearly all employees. The Retirement Plan provides for retirement benefits, at a normal retirement age of 65, based upon average annual compensation received during the highest 60 consecutive months in the last 10 years of service and credited years of service. Optional earlier retirement and other benefits are also provided. The Retirement Plan pays a monthly retirement benefit based on the greater amount calculated under two formulas. The benefit amount under one formula is subject to an offset for Social Security benefits.

The following table shows estimated annual benefits payable upon retirement based on certain 5-year average remuneration levels and years-of-service classifications. The table was developed assuming a normal retirement at age 65.

                                                PENSION PLAN TABLE
                                             YEARS OF CREDITED SERVICE
------------------------------------------------------------------------------------------------------------------------------
   REMUNERATION            5              10             15             20             25              30             35
------------------------------------------------------------------------------------------------------------------------------
     $150,000            $ 12,000       $ 24,000       $ 36,000       $ 48,000       $ 60,000        $ 72,000       $ 84,000
      175,000              14,000         28,000         42,000         56,000         70,000          84,000         98,000
      200,000              16,000         32,000         48,000         64,000         80,000          96,000        112,000
      225,000              18,000         36,000         54,000         72,000         90,000         108,000        126,000
      250,000              20,000         40,000         60,000         80,000        100,000         120,000        140,000
      275,000              22,000         44,000         66,000         88,000        110,000         132,000        154,000
      300,000              24,000         48,000         72,000         96,000        120,000         144,000        168,000
      325,000              26,000         52,000         78,000        104,000        130,000         156,000        182,000
      350,000              28,000         56,000         84,000        112,000        140,000         168,000        196,000
      375,000              30,000         60,000         90,000        120,000        150,000         180,000        210,000
      400,000              32,000         64,000         96,000        128,000        160,000         192,000        224,000
      425,000              34,000         68,000        102,000        136,000        170,000         204,000        238,000
      450,000              36,000         72,000        108,000        144,000        180,000         216,000        252,000


Amount under the Retirement Plan may be subject to reduction because of the limitations imposed under the Internal Revenue Code; however, the extent of any reduction will vary in individual cases according to circumstances existing at the time pension payments commence. The Agway Inc. Employees' Benefit
Equalization Plan has been established to provide for the amount of any such reduction in annual pension benefits under the Retirement Plan.

The benefits shown are computed on a straight life basis and do not reflect an offset for up to 50% of the Social Security benefits, subject to certain minimum benefits. Also, the benefits are based on continuing the Plan's benefit formulas as in effect on June 30, 1997. As of June 30, 1997, the officers and their respective number of credited years of service under the Retirement Plan were as follows: Messrs. Cardarelli, 12; Hayes, 24; Lahood, 27; and O'Neill, 8. Mr. Fischer does not participate in the Retirement Plan nor any other long-term incentive programs of the company. However, he participates in the Milford Fertilizer Company Employees' Profit Sharing and Savings Plan. "Compensation" is defined as the regular salary or wages, as reported in the "Salary" column of the Summary Compensation Table, which is paid to an employee for services rendered to Agway Inc., including overtime and vacation pay but excluding bonuses or special pay.


DIRECTOR COMPENSATION

For a discussion of director compensation, see Item 10, "Directors and Executive Officers of the Registrant," of this Form 10-K.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDE PARTICIPATION

The Company has a committee of certain directors, including the Chairman and Vice Chairman of the Board of Directors, which determines the compensation of Donald P. Cardarelli, President and CEO of Agway Inc. The compensation of the other executive officers of Agway Inc. is determined by Mr. Cardarelli. Salaries of all executive officers are included in the annual operating budget, which is approved by the entire Board of Directors of Agway Inc.

None of the executive  officers or directors  who  participate  in  establishing
compensation   policies  had  interlocks  reportable  under  Section  402(J)  of
Regulation S-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None of the executive officers of the Company, either individually or in the aggregate, own greater than 1% of any class of equity securities of Agway Inc. or its subsidiaries. Agway is an agricultural cooperative and each of its members, including each director, owns one share of $25 par value common stock. None of the directors, either individually or in the aggregate, own greater than 1% of any class of equity security of Agway Inc. or its subsidiaries.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agway's members, including its Directors, are customers of the Company and/or its subsidiaries. They purchase products from the Company in the normal course of operating their farm businesses and may sell certain agricultural products to the Company at market prices. The prices, terms, and conditions of any purchase or sale transaction are on the same basis for all of the Company's members.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                                                                                                             PAGE
     (A) INDEX TO DOCUMENT LIST                                                                            LOCATION
                                                                                                           --------
         (1)  FINANCIAL STATEMENTS
              Among  the  responses  to this  Item  14(a)(1)  are the  following financial statements, which are included in Item 8 on page 26:

              (i)   Report of Independent Accountants..........................................................  28

              (ii)  Consolidated Balance Sheets, June 30, 1997 and 1996........................................  30

              (iii) Consolidated Statements of Operations, fiscal years ended June 30, 1997, 1996 and 1995.....  31

              (iv)  Consolidated Statements of Changes in Shareholders' Equity, fiscal years ended
                    June 30, 1997, 1996 and 1995...............................................................  32

              (v)   Consolidated Statements of Cash Flow, fiscal years ended June 30, 1997, 1996 and 1995......  33

              (vi)  Notes to Consolidated Financial Statements.................................................  34

         (2)  FINANCIAL STATEMENT SCHEDULES

              (i)   Report of Independent Accountants..........................................................  63

              (ii)  The following schedules are presented:

                    Schedule I       -     Condensed Financial Information of Registrant, each of the three years in the period ended June 30, 1997.......................  64

                    Schedule II      -     Valuation and Qualifying Accounts, fiscal years ended
                                           June 30, 1997, 1996 and 1995........................................  68


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




/s/  COOPERS & LYBRAND L.L.P.
COOPERS & LYBRAND L.L.P.

Syracuse, New York
August 22, 1997

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------
                          AGWAY INC. (PARENT CO. ONLY)
                            CONDENSED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                      1997                1996
                                                                                  -------------      -------------
Current assets:
     Cash.......................................................................  $                  $       1,029
     Trade accounts receivable (including notes receivable of $34,251 and $30,820, respectively), less allowance for doubtful
         accounts of $4,156 and $5,312, respectively............................        92,262              89,975
     Inventories................................................................        50,072              57,849
     Other current assets.......................................................        53,231              64,344
                                                                                  -------------      -------------
         Total current assets...................................................       195,565             213,197

Investments in subsidiaries.....................................................       203,812             184,707

Properties and equipment, net...................................................        46,855              60,188

Net pension asset...............................................................       100,052              85,181

Other assets  ..................................................................         1,990               1,449
                                                                                  -------------      -------------

         Total assets...........................................................  $    548,274       $     544,722
                                                                                  =============      =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................................................  $     25,006       $      31,525
     Operating advances payable to subsidiaries, net............................       185,464             167,166
     Other current liabilities..................................................       118,032             131,771
                                                                                  -------------      -------------
         Total current liabilities..............................................       328,502             330,462

Other liabilities...............................................................        42,021              41,538

Shareholders' equity............................................................       177,751             172,722
                                                                                  -------------      -------------

         Total liabilities and shareholders' equity.............................  $    548,274       $     544,722
                                                                                  =============      =============


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------
                          AGWAY INC. (PARENT CO. ONLY)
             CONDENSED STATEMENTS OF OPERATIONS AND RETAINED MARGIN
                 FISCAL YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                             (THOUSANDS OF DOLLARS)


                                                                   1997               1996                1995
                                                              -------------       -------------      --------------
Net sales and revenues from:
     Product sales..........................................  $     526,611       $     594,188      $      500,145
     Other services.........................................         12,215               7,890               7,398
                                                              -------------       -------------      --------------
         Total net sales and revenues.......................        538,826             602,078             507,543
Cost and expenses from:
     Products and plant operations..........................        506,838             551,758             472,137
     Selling, general and administrative activities.........         49,439              49,473              58,887
     Restructuring credit...................................                             (1,301)             (4,179)
                                                              -------------       -------------      --------------
         Total operating costs and expenses.................        556,277             599,930             526,845
                                                              -------------       -------------      --------------

Operating income (loss).....................................        (17,451)              2,148             (19,302)
Interest expense, net.......................................           (876)               (786)               (241)
Other income, net...........................................         21,862              22,744              24,143
                                                              -------------       -------------      --------------
Margin (loss) from continuing operations before
     income taxes and equity in earnings of subsidiaries ...          3,535              24,106               4,600
Income tax benefit (expense)................................          7,904              (2,185)            (17,995)
                                                              -------------       -------------      --------------
Income (loss) before equity in earnings of subsidiaries.....         11,439              21,921             (13,395)
Equity in (loss) earnings of unconsolidated subsidiaries....           (769)            (10,774)              5,595
                                                              -------------       -------------      --------------
Margin (loss) from continuing operations....................         10,670              11,147              (7,800)
Discontinued operations:
     Loss from operations, including tax benefit of
         $120 and $13,637, respectively.....................                               (595)            (12,360)
     Gain on disposal of Hood, net of tax expense
         of $1,711..........................................                              2,110
     Gain on disposal of Curtice Burns, net of tax
         expense of $19,700.................................                                                  4,430
                                                              -------------       -------------      --------------
              Margin (loss) from discontinued operations....                              1,515              (7,930)
                                                              -------------       -------------      --------------

Net margin (loss) ..........................................         10,670              12,662             (15,730)
Retained margin - July 1....................................        110,714             102,934             123,570
Dividends     ..............................................         (4,237)             (4,382)             (4,785)
Equity in net unrealized losses of marketable securities....            424                (500)               (121)
                                                              -------------       -------------      --------------

Retained margin - June 30...................................  $     117,571       $     110,714      $      102,934
                                                              =============       =============      ==============


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------
                          AGWAY INC. (PARENT CO. ONLY)
                        CONDENSED STATEMENTS OF CASH FLOW
                 FISCAL YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                             (THOUSANDS OF DOLLARS)



                                                                   1997               1996                1995
                                                              -------------       -------------      -------------
Net cash flows from operating activities....................  $      7,695        $     13,162       $      18,795
Cash flows from investing activities:
     Purchases of property, plant and equipment.............           140              (4,588)            (10,091)
     Other..................................................        (1,827)              3,935               2,582
                                                              --------------      -------------      -------------
Net cash flows from investing activities....................        (1,687)               (653)             (7,509)
Cash flows from financing activities:
     Payments on capitalized leases.........................          (830)               (529)               (513)
     Cash dividends paid....................................        (4,297)             (4,582)             (4,963)
     Other..................................................        (1,910)             (6,369)             (5,810)
                                                              --------------      -------------      -------------
Net cash flows from financing activities....................        (7,037)            (11,480)            (11,286)
Net increase in cash and equivalents........................        (1,029)              1,029                   0
Cash and equivalents at beginning of year...................         1,029                   0                   0
                                                              --------------      -------------      -------------
Cash and equivalents at end of year.........................  $          0        $      1,029       $           0
                                                              ==============      =============      =============



                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------
                          AGWAY INC. (PARENT CO. ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                             (THOUSANDS OF DOLLARS)


BASIS OF PRESENTATION

In the preceding condensed financial statements, which represent the parent company only, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. These financial statements should be read in conjunction with the Company's consolidated financial statements.


RECLASSIFICATIONS
Certain reclassifications have been made to conform prior year financial statements with the current year presentation.


INVENTORIES

Inventories at June 30 consist of the following:

                                                1997                1996
                                           -------------        -------------

    Raw materials....................      $      2,144         $       7,787
    Finished goods...................            44,895                45,706
    Goods in transit and supplies....             3,033                 4,356
                                           -------------        -------------
                                           $     50,072         $      57,849
                                           =============        =============

DEBT

Debt capital for Agway is supplied by its wholly owned subsidiary, AFC, which secures financing through bank borrowings and issuance of corporate debt instruments. The payment of principal and interest on this debt is unconditionally guaranteed by Agway. The total debt of AFC guaranteed by Agway is disclosed in Note 11.


RELATED PARTY TRANSACTIONS

Transactions between Agway Inc. and its unconsolidated subsidiaries are as follows:

                                                                              FISCAL YEARS ENDED JUNE 30
                                                              ----------------------------------------------------
                                                                   1997               1996                1995
                                                              -------------       -------------      -------------
Net sales and revenues......................................  $      48,521       $     69,436       $      42,291
Product and plant operation expenses........................          8,960             10,933              11,523
Recovery of selling, general and administrative
     expenses...............................................         19,207             24,821              27,696
Interest expense, net.......................................          6,993              4,775               4,710


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


                   COL. A                              COL. B              COL. C             COL. D        COL. E
-------------------------------------------------------------------------------------------------------------------


                                                                           ADDITIONS
                                                                  ------------------------
                                                       BALANCE    CHARGED TO    CHARGED TO                 BALANCE
                                                     AT BEGINNING  COSTS AND    OTHER                      AT END
                 DESCRIPTION                          OF PERIOD    EXPENSES     ACCOUNTS   DEDUCTIONS     OF PERIOD
-------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 30, 1997
-------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from assets
to which they apply:
     Allowance for doubtful notes and accounts
         receivable (current)......................  $  10,062    $     623                $ 2,821(a)     $   7,864
                                                     =========    =========     ========   ==========     =========
     Allowance for doubtful leases receivable......  $  19,776    $   9,718                $ 5,480(a)     $  24,014
                                                     =========    =========     ========   ==========     =========
     Inventory reserve.............................  $   2,547    $     385                $   570(b)     $   2,362
                                                     =========    =========     ========   ==========     =========
     Surplus property reserve......................  $   1,428    $      66                $   638(c)     $     856
                                                     =========    =========     ========   ==========     =========
     Income tax valuation allowance................  $     881                             $  (881)       $       0
                                                     =========    =========     ========    =========     =========
-------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 30, 1996
-------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from assets to which they apply:
     Allowance for doubtful notes and accounts
         receivable (current)......................  $   9,716    $   3,993                $ 3,647(a)     $  10,062
                                                     =========    =========     ========   ==========     =========
     Allowance for doubtful leases receivable......  $  15,331    $   7,000                $ 2,555(a)     $  19,776
                                                     =========    =========     ========   ==========     =========
     Inventory reserve.............................  $   2,914                             $   367(b)     $   2,547
                                                     =========    =========     ========   ==========     =========
      Surplus property reserve.....................  $     660    $   1,024                $   256(c)     $   1,428
                                                     =========    =========     ========   ==========     =========
     Income tax valuation allowance................  $     847    $      34                               $     881
                                                     =========    =========     ========   ==========     =========
-------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 30, 1995
-------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from assets
to which they apply:
     Allowance for doubtful notes and accounts
         receivable (current)......................  $  12,656    $   2,556                $ 5,496(a)     $   9,716
                                                     =========    =========     ========   ==========     =========
     Allowance for doubtful leases receivable......  $  12,434    $   6,813                $ 3,916(a)     $  15,331
                                                     =========    =========     ========   ==========     =========
     Inventory reserve.............................  $       0    $   2,914                               $   2,914
                                                     =========    =========     ========   ==========     =========
     Surplus property reserve......................  $       0    $     660                               $     660
                                                     =========    =========     ========   ==========     =========
     Income tax valuation allowance................  $       0    $     847                               $     847
                                                     =========    =========     ========   ==========     =========

(a)  Accounts charged off, net of recoveries.
(b)  Difference between cost and market of applicable inventories.
(c)  Locations sold.

ITEM 14(B).       REPORTS ON FORM 8-K
                  No reports on Form 8-K for the three months ended June 30, 1997, have been filed.

ITEM 14(C)(1). EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

                  (i) The following required exhibits are hereby incorporated by reference to previously filed Registration Statements on Forms S-1, S-2, S-3, or S-7 or on Form 10-Q/A filed on the dates as specified:

                      ARTICLES OF INCORPORATION AND BY-LAWS

                      3(a) - Certificate creating series of preferred stock of Agway Inc. dated July 5, 1977, filed by reference to Exhibit 3(a)(5) of Registration Statement on Form S-1, File No. 2-59896, dated September 16, 1977.

                      3(b) - Certificate  creating  series  of  Honorary  Member
                             Preferred Stock of Agway Inc. dated June 15, 1981, filed by reference to Exhibit 1(c) of the Registration Statement on Form S-1,File No.2-73928, dated September 3, 1981.

                      INSTRUMENT DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

                      4(a) - The Indenture dated as of October 1, 1974 between Agway Inc. and First Trust and Deposit Company of Syracuse, New York, Trustee, including forms of Subordinated Debentures (Minimum 8% per annum) due July 1, 1999, and Subordinated Debentures (Minimum 8.5% per annum) due July 1, 1999, filed by reference to Exhibit 4 of the Registration
                             Statement (Form S-7), File No. 2-52179 dated November 21, 1974.

                      4(b) - The Indenture dated as of September 1, 1976 between Agway Inc. and First Trust and Deposit Company of Syracuse, New York, Trustee, including forms of Subordinated Debentures (Minimum 7% per annum) due July 1, 2001, and Subordinated Debentures (Minimum 7.5% per annum) due July 1, 2001, filed by reference to Exhibit 4 of the
                             Registration Statement (Form S-1), File No. 2-57227, dated September 21, 1976.

                      4(c) - The Indenture dated as of September 1, 1978 between Agway Inc. and First Trust and Deposit Company of Syracuse, New York, Trustee, including forms of Subordinated Debentures (Minimum 7.5% per annum) due July 1, 2003, and Subordinated Debentures (Minimum 8% per annum) due July 1, 2003, filed by reference to Exhibit 4 of the Registration Statement (Form S-1), File No. 2-62549 dated September 8, 1978.

                      4(d) - The Indenture dated as of August 25, 1982, between Agway and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Money Market Certificates (Minimum 9% per annum) due October 31, 1997, and Subordinated Money Market Certificates (Minimum 9 1/2% per annum) due October 31, 1997, filed by reference to
                             Exhibit 4 of the Registration Statement (Form S-1), File No. 2-79047, dated August 27, 1982.

                      4(e) - The Indenture dated as of September 1, 1985, between Agway and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Money Market Certificates (Minimum 7 1/2% per annum) due October 31, 2005, and Subordinated Member Money Market Certificates (Minimum 8% per annum) due October 31, 2005, filed by reference to Exhibit 4 of the Registration Statement (Form S-2), File No. 2-99905, dated August 27, 1985.

                      4(f) - The Indenture dated as of September 1, 1986, between AFC and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 6% per annum) due October 31, 2006, and Subordinated Money Market Certificates (Minimum 5 1/2% per annum) due October 31, 2006, filed by reference to Exhibit 4 of the Registration Statement (Form S-3), File No.
                             33-8676, dated September 11, 1986.

ITEM 14(C)(1). EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K - CONTINUED

                      4(g) - The Supplemental Indenture dated as of October 1, 1986, among AFC, Agway Inc. and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of subordinated debt securities filed by reference to Exhibit 4 of Registration Statement on Form S-3, File No. 33-8676, dated September 11, 1986.

                      4(h) - The Indenture dated as of August 24, 1987, between AFC and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 7% per annum) due October 31, 1998, and Subordinated Member Money Market Certificates (Minimum 6 1/2% per annum) due October 31, 2008, and Subordinated Money Market Certificates (Minimum 6 1/2% per annum) due October 31, 1998, and Subordinated Money Market Certificates (Minimum 6% per annum) due October 31, 2008, filed by reference to Exhibit 4 of Registration Statement on Form S-3, File No. 33-16734, dated August 31, 1987.

                      4(i) - The Indenture dated as of August 23, 1988, between AFC and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 9 1/2% per annum) due October 31, 2000, and Subordinated Member Money Market Certificates (Minimum 9% per annum) due October 31, 2008, and Subordinated Money Market Certificates (Minimum 9% per annum) due October 31, 2000, and Subordinated Money Market Certificates (Minimum 8 1/2% per annum) due October 31, 2008, filed by reference to
                             Exhibit 4 of Registration Statement on Form S-3, File No. 33-24093, dated August 31, 1988.

                      4(j) - The Supplemental Indenture dated as of October 14, 1988, among AFC, Agway Inc. and Key Bank of Central New York, National Association, Trustee, amending the Indentures dated as of August 23, 1988, and August 24, 1988, filed on October 18, 1988.

                      4(k) - The Indenture dated as of August 23, 1989, among AFC, Agway Inc. and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Money Market Certificates and Subordinated Member Money Market Certificates, filed by reference to Exhibit 4 of Registration Statement on Form S-3, File No. 33-30808, dated August 30, 1989.

                      4(1) - Agway Board of Directors resolutions authorizing the issuance of Honorary Member Preferred Stock, Series HM and Membership Common Stock and authorizing AFC to issue Money Market Certificates under Indentures dated as of August 23, 1989, filed herein.

                      4(m)- AFC Board of Directors resolutions authorizing the issuance of Money Market Certificates under Indentures dated as of August 23, 1989, filed herein.

                      4(n) - The Supplemental Indenture dated as of August 24, 1992, among AFC, Agway Inc. and Key Bank of New York, Trustee, amending the Indenture dated as of August 23, 1989, filed by reference to Exhibit 4 of Registration Statement on Form S- 3, File No. 33-52418, dated September 25, 1992.

                      LETTER ON CHANGE IN ACCOUNTING PRINCIPLES

                      18   - Letter on change in accounting principles, filed by
                             reference to Form 10-Q/A filed for the second quarter ending December 31, 1996.

ITEM 14(C)(1). EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K - CONTINUED

                  (ii)The following exhibits are filed as a separate section of this report:

                       3 -   AGWAY, INC. BY-LAWS AS AMENDED JUNE 18, 1997

                      10 -   MATERIAL CONTRACTs
                             (a) Directors - Deferred Compensation Agreement
                             (b) Board Officers - Deferred Compensation
                                 Agreement

                      12 -   STATEMENT RE COMPUTATION OF RATIOS

                      13 - ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS

                      21 -   SUBSIDIARIES OF THE REGISTRANT

                      23 -   CONSENTS OF EXPERTS AND COUNSEL

                      27 -   FINANCIAL DATA SCHEDULE*

                      99 -   ADDITIONAL EXHIBITS
                             The Annual Report on Form 11-K for year ended June 30, 1997 of the Agway Inc. Employees' Thrift Investment Plan.





* Included with electronic filing only.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AGWAY INC.
                                  (Registrant)


                                            By /s/ DONALD P. CARDARELLI
                                               ------------------------
                                                   DONALD P. CARDARELLI
                                                   PRESIDENT, CEO AND
                                                    GENERAL MANAGER
                                            (PRINCIPAL EXECUTIVE OFFICER)

                                            Date    August 25, 1997
                                               -------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                              TITLE                                           DATE
                   ---------                              ------                                          ----
             /s/ Donald P. Cardarelli                  President, CEO and                           August 25, 1997
              (DONALD P. CARDARELLI)                     General Manager
                                                         (Principal Executive Officer)



             /s/ Peter J. O'Neill                      Senior Vice President,                       August 25, 1997
              (PETER J. O'NEILL)                           Finance & Control,
                                                           Treasurer and Controller
                                                           (Principal Financial Officer
                                                           & Principal Accounting Officer)



             /s/ Ralph H. Heffner                      Chairman of the                              August 25, 1997
              (RALPH H. HEFFNER)                           Board and Director



             /s/ Robert L. Marshman                    Vice Chairman of the                         August 25, 1997
             (ROBERT L. MARSHMAN)                      Board and Director



             /s/ Kevin B. Barrett                      Director                                     August 25, 1997
              (KEVIN B. BARRETT)


             /s/ Keith H. Carlisle                     Director                                     August 25, 1997
              (KEITH H. CARLISLE)


             /s/ Vyron M. Chapman                      Director                                     August 25, 1997
              (VYRON M. CHAPMAN)



                   SIGNATURE                             TITLE                                          DATE
                   ---------                             -----                                          ----

             /s/ D. Gilbert Couser                     Director                                     August 25, 1997
              (D. GILBERT COUSER)


             /s/ Andrew J. Gilbert                     Director                                     August 25, 1997
              (ANDREW J. GILBERT)


             /s/ Peter D. Hanks                        Director                                     August 25, 1997
               (PETER D. HANKS)


             /s/ Frederick A. Hough                    Director                                     August 25, 1997
             (FREDERICK A. HOUGH)


             /s/ Samuel F. Minor                       Director                                     August 25, 1997
              (SAMUEL F. MINOR)


             /s/ Carl D. Smith                         Director                                     August 25, 1997
              (CARL D. SMITH)


             /s/ Thomas E. Smith                       Director                                     August 25, 1997
              (THOMAS E. SMITH)


             /s/ Gary K. Van Slyke                     Director                                     August 25, 1997
              (GARY K. VAN SLYKE)


             /s/ Joel L. Wenger                        Director                                     August 25, 1997
               (JOEL L. WENGER)


             /s/ Edwin C. Whitehead                    Director                                     August 25, 1997
              (EDWIN C. WHITEHEAD)


             /s/ Christian F. Wolff, Jr.               Director                                     August 25, 1997
              (CHRISTIAN F. WOLFF, JR.)


             /s/ William W. Young                      Director                                     August 25, 1997
              (WILLIAM W. YOUNG)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

As of the date of this filing on Form 10-K, the Registrant has not had available to be sent to security holders the annual report for fiscal year ended June 30, 1997. Subsequent to the filing of the annual report on Form 10-K, the Registrant shall furnish security holders with annual reports.

                                   AGWAY INC.
                                    FORM 10-K
                                  JUNE 30, 1997
                                  EXHIBIT INDEX


Exhibit
Number       Title
-------      -----

( 3)         Agway, Inc. By-Laws as amended June 18, 1997

(10)         Material contracts
             (a)  Directors - Deferred Compensation Agreement
             (b)  Board Officers - Deferred Compensation Agreement

(12)         Statements re computation of ratios

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

(21)         Subsidiaries of registrant

(23)         Consent of experts and counsel

(27)         Financial data schedule*

(99)         Additional exhibits
                  Annual report on Form 11-K for the year ended June 30, 1997 of the Agway Inc. Employees' Thrift Investment Plan


*Included with electronic filing only.