Form 10-Q
period 1997-09-30
AGWAY INC
filed 1997-10-31
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934
For the quarterly period ended September 30, 1997
                               ------------------
                                       OR

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF  THE  SECURITIES
----
EXCHANGE ACT OF 1934
For the transition period from                          to
                               ----------------------      --------------------
Commission file number 2-22791
                       -------

                                   AGWAY INC.
-------------------------------------------------------------------------------
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
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ----     ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                         Outstanding at October 24, 1997
 --------------------------              -------------------------------
  Membership Common Stock,                     104,488 shares
  $25 par value per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                                                           PAGE NO.
                                                                                                           --------
PART I.    FINANCIAL INFORMATION
-------    ---------------------
           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 1997 and June 30, 1997...................   3

           Condensed Consolidated Statements of Operations and Retained Margin for the three months
           ended September 30, 1997 and September 30, 1996....................................................   4

           Condensed Consolidated Cash Flow Statements for the three months ended September 30, 1997
           and September 30, 1996.............................................................................   5

           Notes to Condensed Consolidated Financial Statements...............................................   6

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....  10


PART II.   OTHER INFORMATION
--------   -----------------

           Item 6.  Exhibits and Reports on Form 8-K..........................................................  14


           SIGNATURES.........................................................................................  15

                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)


                                                                               September 30,          June 30,
                                                                                  1997                  1997
                                                                             ---------------      --------------
ASSETS                                                                         (Unaudited)
------
Current Assets:
     Trade accounts receivable (including notes receivable of
       $41,744 and $44,074, respectively), less allowance for
       doubtful accounts of $8,392 and $7,864, respectively...............   $       179,232      $      209,868
     Leases receivable, less unearned income of $59,988 and
       $58,225, respectively..............................................           123,930             124,552
     Advances and other receivables.......................................            39,804              37,918
     Inventories:
       Raw materials......................................................             3,366               9,396
       Finished goods.....................................................           129,220             134,336
       Goods in transit and supplies......................................            13,778               6,908
                                                                             ---------------      --------------
         Total inventories................................................           146,364             150,640
     Prepaid expenses.....................................................            48,452              52,714
                                                                             ---------------      --------------
         Total current assets.............................................           537,782             575,692

Marketable securities available for sale..................................            35,000              35,586
Other security investments................................................            48,928              49,668
Properties and equipment, net.............................................           212,870             215,095
Long-term leases receivable, less unearned income of  $94,431 and
     $94,366, respectively................................................           342,839             320,809
Net pension asset.........................................................           152,133             100,052
Other assets..............................................................            13,343              11,355
                                                                             ---------------      --------------
         Total assets.....................................................   $     1,342,895      $    1,308,257
                                                                             ===============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable........................................................   $        92,200      $       59,200
     Current installments of long-term debt...............................           113,080             113,720
     Current installments of subordinated debt............................            63,974              62,999
     Accounts payable.....................................................           106,260             121,063
     Other current liabilities............................................           100,588             113,927
                                                                             ---------------      --------------
         Total current liabilities........................................           476,102             470,909

Long-term debt............................................................           195,883             215,975
Subordinated debt.........................................................           392,230             375,128
Other liabilities.........................................................            85,972              68,494
                                                                             ---------------      --------------
     Total liabilities....................................................         1,150,187           1,130,506
Shareholders' equity:
  Preferred stock, net....................................................            50,720              57,541
  Common stock, net.......................................................             2,616               2,639
  Retained margin.........................................................           139,372             117,571
                                                                             ---------------      --------------
     Total shareholders' equity...........................................           192,708             177,751
Commitments and contingencies.............................................
         Total liabilities and shareholders' equity.......................   $     1,342,895      $    1,308,257
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED MARGIN
                                   (Unaudited)
                             (Thousands of Dollars)


                                                                                     Three Months Ended
                                                                                        September 30,
                                                                             -------------------------------
                                                                                  1997             1996
                                                                             -------------     -------------
Net sales and revenues from:
     Product sales (including excise taxes)................................  $     314,957     $     329,423
     Leasing operations....................................................         15,762            13,317
     Insurance operations..................................................          6,858             6,314
                                                                             -------------     -------------
         Total net sales and revenues......................................        337,577           349,054

Cost and expenses from:
     Products and plant operations.........................................        299,908           315,650
     Leasing operations....................................................          7,049             5,956
     Insurance operations..................................................          4,200             3,952
     Selling, general and administrative activities........................         31,371            32,929
                                                                             -------------     -------------
         Total costs and expenses..........................................        342,528           358,487

Operating margin (loss)....................................................         (4,951)           (9,433)
Interest expense, net......................................................         (6,874)           (6,559)
Other income, net..........................................................          2,123               973
                                                                             -------------     -------------
Loss from operations before income taxes ..................................         (9,702)          (15,019)
Income tax benefit (expense)...............................................          2,078             4,165
                                                                             -------------     -------------
Loss from operations before cumulative effect of an accounting change......         (7,624)          (10,854)
Cumulative effect on prior years (to June 30, 1997) of an accounting
     change, net of tax expense of $16,500.................................         28,956
                                                                             -------------     -------------
Net margin (loss)..........................................................  $      21,332     $     (10,854)

Retained Margin:
     Balance at beginning of period........................................        117,571           110,714
     Adjustment to unrealized gains (losses) on available-for-sale
         securities, net of tax............................................            469                80
                                                                             -------------     -------------
Balance at end of period...................................................  $     139,372     $      99,940
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                     Three Months Ended
                                                                                       September 30,
                                                                             --------------------------------
                                                                                  1997              1996
                                                                             ---------------   --------------
Net cash flows provided by (used in) operating activities.................   $         5,995   $       (7,286)

Cash flows provided by (used in) investing activities:
     Purchases of property, plant and equipment...........................            (8,004)          (1,898)
     Proceeds from disposal of property, plant and equipment..............             3,865            2,948
     Proceeds from disposal of businesses.................................                              5,234
     Cash paid for acquisitions...........................................            (1,458)
     Leases originated....................................................           (60,869)         (46,485)
     Leases repaid........................................................            37,864           34,069
     Proceeds from sale of marketable securities..........................             5,677            2,410
     Purchases of marketable securities...................................            (4,694)          (3,452)
     Net purchase of investments in related cooperatives..................               740           (1,551)
                                                                             ---------------   ---------------

Net cash flows used in investing activities...............................           (26,879)          (8,725)


Cash flows provided by (used in) financing activities:
     Net change in short-term borrowings..................................            32,610           16,900
     Proceeds from long-term debt.........................................               354            7,541
     Repayment of long-term debt..........................................           (21,113)         (17,840)
     Proceeds from sale of subordinated debt..............................            30,416           19,612
     Maturity and redemption of subordinated debt.........................           (12,339)          (6,343)
     Payments on capital leases...........................................               (51)            (221)
     Redemption of stock, net ............................................            (6,844)          (1,428)
     Cash dividends paid..................................................            (2,149)          (2,210)
                                                                             ---------------   ---------------

Net cash flows provided by financing activities...........................            20,884           16,011
                                                                             ---------------   ---------------

Net decrease in cash and equivalents......................................                 0                0
Cash and equivalents at beginning of period...............................                 0                0
                                                                             ---------------   ---------------

Cash and equivalents at end of period.....................................   $             0   $            0
                                                                             ===============   ===============














     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998 due to the seasonal nature of certain major segments of the Company's business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1997.

     Reclassifications
     Certain reclassifications have been made to conform prior year financial statements with the current year presentation.


2.   AGWAY FINANCIAL CORPORATION
     ---------------------------
     Agway Financial Corporation (AFC) is a wholly owned subsidiary of the Company whose principal business activity is securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for the Company and AFC's sole wholly owned subsidiary, Agway Holdings Inc.
     (AHI), and AHI's subsidiaries, for general corporate purposes. The payment of principal and interest on this debt is guaranteed by the Company. This guarantee is full and unconditional, and joint and several. In an exemptive relief granted pursuant to a "no action letter" issued by the staff of the Securities and Exchange Commission, AFC, as a separate company, is not required to file periodic reports with respect to these debt securities. However, as required by the 1934 Act, the summarized financial information concerning AFC and consolidated subsidiaries is as follows:

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                             --------------    -------------
                                                                                  1997             1996
                                                                             --------------    -------------
         Net sales and revenues............................................  $      232,535    $     240,734
         Operating margin (loss)...........................................             275           (1,267)
         Net loss..........................................................          (7,371)          (2,816)


                                                                              September 30,       June 30,
                                                                                  1997              1997
                                                                             --------------    -------------
         Current assets....................................................  $      516,626    $     530,509
         Properties and equipment, net.....................................         152,519          155,969
         Noncurrent assets.................................................         432,543          409,670
                                                                             --------------    -------------
         Total assets......................................................  $    1,101,688    $   1,096,148
                                                                             ==============    =============

         Current liabilities...............................................  $      285,823    $     272,674
         Long-term debt....................................................         192,017          209,296
         Subordinated debt.................................................         392,230          375,128
         Noncurrent liabilities............................................          16,959           17,813
         Shareholder's equity..............................................         214,659          221,237
                                                                             --------------    -------------
         Total liabilities and shareholder's equity........................  $    1,101,688    $   1,096,148
                                                                             ==============    =============


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWING ARRANGEMENTS
     ----------------------
     Agway and AFC
     As of September 30, 1997, the Company had certain facilities available with banking institutions whereby lenders have agreed to provide funds up to $327,000 to separately financed units of the Company as follows: AFC - $70,000 and Telmark - $257,000. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a letter of credit.

     The $70,000 line of credit available to AFC and its ability to issue $50,000 of commercial paper require collateralization using certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). Amounts which can be drawn under the AFC short-term agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained margins. The amounts outstanding as of September 30, 1997 under AFC's $70,000 line of credit and $50,000 commercial paper were $0 and $37,200, respectively. The Company's current line of credit facility continues through January 1, 1998 and provides a seasonal increase to $100,000, which becomes effective October 1, 1997. The Company's current commercial paper program continues through December 31, 1997. The Company has ongoing discussions with its lenders and expects to continue to have appropriate and adequate financing to meet its ongoing needs.

     Annually, Agway, through AFC, offers subordinated money market certificates to the public. Of AFC's subordinated debt at September 30, 1997, $350,118 is redeemable in whole or in part at the principal amount plus accrued interest, prior to maturity dates, at the option of the Company. The foregoing debt bears interest payable semi-annually on January l and July 1 of each year. The money market certificates' interest rate is at the greater of the stated rate or a rate based upon the average discount rate for U.S. Treasury Bills, with maturities of 26 weeks.

     Telmark
     As of September 30, 1997, Telmark had two separate credit facilities available from banks which allow Telmark to borrow up to an aggregate of $257,000. An uncommitted short-term line of credit agreement permits Telmark to borrow up to $7,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $250,000 revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The $7,000 line was increased from $4,000 on August 19, 1997 and expires December 31, 1997, and the $250,000 line was increased from $200,000 on September 22, 1997 and expires on July 31, 1998. The total amount outstanding as of September 30, 1997 under the short-term line of credit was $7,000 and under the revolving term loan facility was $200,000, of which $152,000 is long-term.

     At September 30, 1997, Telmark had balances outstanding on unsecured senior notes from private placements totaling $118,611. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contains specific financial covenants.

     Additionally, as of September 30, 1997, Telmark, through a wholly owned special purpose subsidiary, has two classes outstanding of lease-backed notes payable to insurance companies totaling $23,299. Interest on these notes is 6.58% or 7.01%. The notes are collateralized by 1,165 leases having an aggregate present value of contractual lease payments equal to the principal balance of the notes.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWING ARRANGEMENTS (continued)
     ----------------------------------
     Telmark (continued)
     Annually, Telmark offers subordinated debentures to the public. The debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1, and the proceeds of the offerings are used to provide financing for Telmark's leasing activities.

     The Company believes Telmark will continue to have appropriate and adequate short-term and long-term financing to meet its ongoing needs.

     Long-term and subordinated debt outstanding at September 30, 1997, as compared to June 30, 1997, amounted to:

                                                           AFC
                                     Agway          (excluding Telmark)         Telmark               Total
                             --------------------  --------------------  --------------------  -------------------
                                9/97       6/97       9/97       6/97       9/97       6/97      9/97         6/97
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Long-term debt........  $   9,414  $   9,042  $   5,567  $   6,071  $ 293,982  $ 314,582  $ 308,963  $ 329,695
     Currently payable.....      5,548      2,363      3,137      3,158    104,395    108,199    113,080    113,720
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Net long-term debt....  $   3,866  $   6,679  $   2,430  $   2,913  $ 189,587  $ 206,383  $ 195,883  $ 215,975
                             =========  =========  =========  =========  =========  =========  =========  =========

     Subordinated debt.....  $          $          $ 424,547  $ 407,083  $  31,657  $  31,044  $ 456,204  $ 438,127
     Currently payable.....                           52,902     51,980     11,072     11,019     63,974     62,999
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Net subordinated debt.  $          $          $ 371,645  $ 355,103  $  20,585  $  20,025  $ 392,230  $ 375,128
                             =========  =========  =========  =========  =========  =========  =========  =========


4.   RETIREMENT BENEFITS
     -------------------
     Pension Plan
     Effective July 1, 1997, the Company changed its method of determining the market-related value of its plan assets under Financial Accounting Standards No. 87, "Accounting for Pensions," from a calculated value (one that recognizes changes in fair market value of assets over a number of years) to a fair market value method. The cumulative effect of this change in accounting principle, net of tax, was $29,000. Had the Company remained on its previous method of determining the market-related value, loss from operations before income taxes for the first quarter would have been higher by approximately $2,400.

     Pro forma amounts (unaudited), assuming the new accounting principle was applied during all periods presented, follow with a comparison to actual results:

                                                                                            Quarter Ended
                                                                                            September 30,
                                                                                    ------------------------------
                                                                                        1997              1996
                                                                                    ------------     -------------
     LOSS FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE:
         As  reported ............................................................  $     (7,624)    $     (10,854)
         Pro Forma................................................................  $     (7,624)    $      (8,919)

     NET MARGIN (LOSS):
         As  reported.............................................................  $     21,332     $     (10,854)
         Pro Forma................................................................  $     (7,624)    $      (8,919)


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

     The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of the Company's degree of responsibility relating to a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. At September 30, 1997, the Company had been designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company is not indemnified for existing environmental cleanup liability. The Company's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the Company's determination of its estimated liability. The Company believes that its past experience provides a reasonable basis for estimating its liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the reserves established will cause future cash outlays over approximately five years based upon current estimates, and it is not expected that such outlays will materially impact the Company's liquidity position.

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

                                                                               Results by Operating Segment
                                                                       --------------------------------------------
                                                                                      Three Months Ended
                                                                       --------------------------------------------
                                                                                                       $ Increase
                                                                          9/30/97         9/30/96       (Decrease)
                                                                       -------------   -------------   ------------
Net Sales and Revenues
----------------------
Agriculture.........................................................   $     160,421   $     171,385   $    (10,964)
Retail..............................................................          60,932          64,499         (3,567)
Energy..............................................................         103,436         107,943         (4,507)
Leasing.............................................................          15,762          13,317          2,445
Insurance...........................................................           6,858           6,314            544
Other (a)...........................................................          (9,832)        (14,404)         4,572
                                                                       -------------   -------------   ------------
                                                                       $     337,577   $     349,054   $    (11,477)
                                                                       =============   =============   ============

Margin (Loss) from Operations before Income Taxes
-------------------------------------------------
Agriculture.........................................................   $      (5,646)  $      (8,714)  $      3,068
Retail..............................................................             117             664           (547)
Energy..............................................................          (4,860)         (4,899)            39
Leasing.............................................................           3,158           2,785            373
Insurance...........................................................               6             (64)            70
Other  (a)..........................................................           4,397           1,768          2,629
                                                                       -------------   -------------   ------------
Operating margin (loss) plus other income, net......................          (2,828)         (8,460)         5,632
Interest (expense), net of interest income..........................          (6,874)         (6,559)          (315)
                                                                       -------------   -------------   ------------
                                                                       $      (9,702)  $     (15,019)  $      5,317
                                                                       =============   =============   ============


(a) Represents unallocated corporate items and intersegment eliminations.

Numbers in the following narrative have been rounded to the nearest hundred thousand.

Consolidated Results
--------------------
Consolidated net sales and revenues of $337,600 for the three months ended September 30, 1997 decreased $11,500 (3%) as compared to the same period in the prior year. The decrease is the result of (1) changes in product mix in Agriculture feed and Retail sales; and (2) a decline in sales in Energy for heating oils, diesel fuel and gasoline. These decreases in sales were partially offset by increased leasing revenues, as compared to the prior year, primarily due to a higher average net lease investment.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Consolidated Results (continued)
--------------------------------
Net loss from operations before taxes of $9,700 for the three months ended September 30, 1997 improved $5,300 (35%) as compared to the same period in the prior year. These improvements can be attributed to (1) a $2,400 increase in income from a change in accounting for the pension plan; (2) prior year earnings absorbed a net $1,100 charge with respect to sale of the pet food business of Country Products Group (CPG); and (3) prior year earnings absorbed a $1,700 charge for the adoption of a new accounting pronouncement on the impairment of long-lived assets adopted in the first quarter of the previous year. Results from ongoing operations are comparable to the prior year, but vary somewhat by segment, as discussed below.

Agriculture
-----------
Agriculture consists of Agway Agricultural Products (AAP) and the Country Products Group (CPG). Total Agriculture net sales and revenues of $160,400 for the three months ended September 30, 1997 decreased $11,000 (6%) as compared to the same period in the prior year. The decrease in net sales and revenues for the three-month period, as compared to the same period in the prior year, resulted from a $10,100 (8%) decrease in AAP net sales and revenues and a $900 (2%) decline in CPG net sales and revenues.

The AAP sales decrease is principally in the feed business. Despite an increase in total feed volume, a shift in the product mix to lower priced feeds in the first quarter has resulted in declining sales dollars as compared to the previous year. CPG's decline of $900 is the net result of the 1996 sale of the pet food business ($9,100) offset principally by an increase in sales from the produce operations. Produce operations sales increased $8,500 substantially due to the acquisition of a business in the first quarter ($7,300).

Agriculture's operating loss of $5,600 for the three months ended September 30, 1997 decreased $3,100, a 36% improvement as compared to the same period in the prior year. AAP's loss of $7,300 was $1,300 (15%) less than the loss in the same period in the prior year. In the prior year, AAP earnings absorbed a $1,500 charge from adopting a new accounting pronouncement on the impairment of long-lived assets.

CPG operating margin of $1,700 for the three months ended September 30, 1997 improved $1,800 as compared to the same period in the prior year. The produce operation earnings exceeded those in the same period last year due to improved gross margins. The prior year earnings absorbed a net $1,100 charge with respect to the sale of the pet food business of CPG.

Retail
------
Total net sales and revenues of $60,900 for the three months ended September 30, 1997 decreased $3,600 (6%) as compared to the same period in the prior year. The majority of the decline in sales ($1,600) is due to the planned reduction of the power equipment business at most retail store locations. Additionally, the frozen food product line was discontinued, resulting in a $300 decline in sales from the prior year.

Reduced retail sales were largely offset by improved gross margin percent, resulting in a net gross margin decrease of approximately $200 compared to the first quarter in the prior year. Operating expenses were up approximately $300 (2%). The operating margin of $100, consequently, decreased $500 from the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Energy
------
Net sales and revenues of $103,400 for the three months ended September 30, 1997 decreased $4,500 (4%) as compared to the same period in the prior year. The decrease, as compared to the prior year, is a decline in volume ($2,700) and a decline in price ($1,800).

Operating loss of $4,900 for the three months ended September 30, 1997 showed no change as compared to the same period in the prior year. Despite lower sales volume, gross margins improved slightly ($400). These improvements were offset by an increase in operating expenses.

Leasing
-------
Telmark total revenues of $15,800 for the three months ended September 30, 1997 increased $2,400 (18%) as compared to the same period in the prior year. The increased revenues, as compared to the same period in the prior year, result primarily from a higher average net investment. The net average investment increased $22,900 (5%) to $492,700 for the three-month period ended September 30, 1997.

Operating margin of $3,200 for the three months ended September 30, 1997 increased $400 (13%) as compared to the same period in the prior year. Total revenue increases were partially offset by an increase in total expenses for the three months ended September 30, 1997 of $2,100 (20%) as compared to the same period in the prior year. The larger net investment during this period, as compared to the same period in the prior year, has increased interest expense ($1,100) and selling, general and administrative expenses ($1,000) in the current year.

Insurance
---------
Insurance consists of Agway Insurance Company, a property and casualty insurance subsidiary, and Agway General Agency, a subsidiary which markets accident and health insurance and long-term care products.

Insurance net revenues (earned premiums) of $6,900 for the three months ended September 30, 1997 increased $500 (9%) as compared to the same period in the prior year. The increase for the three-month period is the result of both higher direct earned premiums and decreased reinsurance costs.

Operating margin broke even for the three months ended September 30, 1997, an increase of $100 as compared to the same period in the prior year. The increase was the result of improvement in loss development.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                              (Thousands of Dollars


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash Flows from Operating Activities
Net cash flows  provided from  operating  activities  for the three months ended
September 30, 1997 were $6,000, representing an increase in cash flows of approximately $13,300 as compared to the same period in the prior year. This increase is due primarily to an increase in cash earnings of $15,600 over the prior year, which was partially offset by an increased use of cash to fund working capital increases.

Cash Flows from Investing Activities
Net cash flows used in the Company's investing activities totaled approximately $26,900 for the three months ended September 30, 1997, as compared to $8,700 for the three months ended September 30, 1996, representing an increased outflow of $18,200. The Company has a growing leasing business and cash required to fund lease origination growth in excess of lease repayments and leases sold amounted to $23,000 for the three months ended September 30, 1997, as compared to $12,400 for the three months ended September 30, 1996, representing a net increase in cash outflow of $10,600. Cash paid for property, plant and equipment was $6,100 higher in the first quarter 1997 compared to 1996. Proceeds of $3,900 from businesses and fixed assets sold during the three months ended September 30, 1997 were $4,300 less than the cash generated from the same activity during the corresponding period in the prior year. Additionally, $1,500 was used in the acquisition of a produce business in the current year. Activities in securities investments generated cash of $1,700 in the three months ended September 30, 1997, as opposed to requiring cash of $2,600 in the three months ended September 30, 1996, a cash increase of $4,300.

Cash Flows from Financing Activities
Cash of $6,800 used to redeem stock represents an increase of $5,400 over the corresponding period in the prior year. Effective July 1, 1997, restriction on the redemption of $16,700 of preferred stock expired. Net borrowings increased $26,300 to finance the stock redemptions and investing activities not financed through operating activities. Net borrowings in the prior year increased $17,400 to finance last year's stock redemptions, investing and operating activities.

The Company borrows money to finance its operations and the operations of all its continuing businesses and subsidiaries, except Telmark and Agway Insurance Company, through Agway Financial Corporation (AFC). External sources of short-term financing for the Company and all its other continuing operations include revolving credit lines, letters of credit, and commercial paper programs. Telmark and Agway Insurance Company finance themselves through operations or direct borrowing arrangements. Each is financed with a combination of short- and long-term credit facilities. In addition, Telmark has occasionally sold blocks of its lease portfolio. Sources of longer-term financing include the following as of September 30, 1997:

                                                                             Agway & AFC
                                                                             (excluding
   Source of debt                                                              Telmark)      Telmark        Total
   --------------                                                            -----------   -----------   -----------

   Banks - due 11/97 to 2/01, interest at a weighted average
     rate of 7.2% with a range of 6.0% - 8.4%..............................  $     2,450   $   152,000   $   154,450
   Insurance companies - due 10/97 to 4/04, interest at a weighted
     average rate of 7.5% with a range of 5.9% - 8.9%......................                    141,910       141,910
   Capital leases and other - due 1997 to 2007, interest at a
     weighted average rate of 9.3% with a range of 6% to 12%...............       12,531            72        12,603
                                                                             -----------   -----------   -----------
       Long-term debt......................................................       14,981       293,982       308,963
   Subordinated money market certificates - due 10/97 to 10/08, interest
     at a weighted average rate of 8.1% with a range of 4.5% - 9.5%........      402,115                     402,115
   Subordinated debentures - due 1999 to 2003, interest at a weighted
     average rate of 7.9% with a range of 6.0% to 8.5%.....................       22,432        31,657        54,089
                                                                             -----------   -----------   -----------
       Total debt..........................................................  $   439,528   $   325,639   $   765,167
                                                                             ===========   ===========   ===========

For a complete description of the Company's credit facilities available at September 30, 1997, see Footnote 3 to the condensed consolidated financial statements.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  List of Exhibits
     18.0     Letter re change in accounting principle
     27.0     Financial Data Schedule*

(b) There were no reports on Form 8-K required to be filed during the three months ended September 30, 1997.


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





Date        October 30, 1997                   /s/ PETER J. O'NEILL
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