Form 10-Q
period 1997-12-31
AGWAY INC
filed 1998-02-10
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934
For the quarterly period ended December 31, 1997
                               -----------------
                                       OR

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
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



        Class                                  Outstanding at February 6, 1998
-------------------------                      -------------------------------
Membership Common Stock,                              103,684 shares
$25 par value per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                         PAGE NO.
                                                                                                         -------
PART I.    FINANCIAL INFORMATION
------     ---------------------
           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of December 31, 1997 and June 30, 1997..................   3

           Condensed Consolidated Statements of Operations and Retained Margin for the three months
           and six months ended December 31, 1997 and December 31, 1996.....................................   4

           Condensed Consolidated Cash Flow Statements for the six months ended December 31, 1997
           and December 31, 1996............................................................................   5

           Notes to Condensed Consolidated Financial Statements.............................................   6

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...  10


PART II.   OTHER INFORMATION
-------    -----------------

           Item 1.  Legal Proceedings.......................................................................  15

           Item 4.  Submission of Matters to a Vote of Security Holders.....................................  15

           Item 6.  Exhibits and Reports on Form 8-K........................................................  15


           SIGNATURES.......................................................................................  16


                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                   December 31,           June 30,
                                                                                      1997                 1997
                                                                                   ------------          -----------
ASSETS                                                                              (Unaudited)
------
Current Assets:
     Trade accounts receivable (including notes receivable of
         $33,339 and $44,074, respectively), less allowance for
         doubtful accounts of $8,179 and $7,864, respectively...................  $     168,457         $   209,868
     Leases receivable, less unearned income of $56,849 and
         $58,225, respectively..................................................        128,106             124,552
     Advances and other receivables.............................................         41,165              37,918
     Inventories:
         Raw materials..........................................................          7,908               9,396
         Finished goods.........................................................        159,684             134,336
         Goods in transit and supplies..........................................          9,149               6,908
                                                                                  -------------         -----------
              Total inventories.................................................        176,741             150,640
     Prepaid expenses...........................................................         46,682              52,714
                                                                                  -------------         -----------
         Total current assets...................................................        561,151             575,692

Marketable securities available for sale........................................         36,448              35,586
Other security investments......................................................         48,290              49,668
Properties and equipment, net...................................................        213,792             215,095
Long-term leases receivable, less unearned income of $104,176 and...............
     $94,366, respectively......................................................        335,054             320,809
Net pension asset...............................................................        158,758             100,052
Other assets  ..................................................................         13,312              11,355
                                                                                  -------------         -----------
         Total assets...........................................................  $   1,366,805         $ 1,308,257
                                                                                  =============         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable..............................................................  $      96,280         $    59,200
     Current installments of long-term debt.....................................        104,187             113,720
     Current installments of subordinated debt..................................         86,080              62,999
     Accounts payable...........................................................        109,217             121,063
     Other current liabilities..................................................        112,026             113,927
                                                                                  -------------         -----------
         Total current liabilities..............................................        507,790             470,909

Long-term debt..................................................................        229,572             215,975
Subordinated debt...............................................................        355,060             375,128
Other liabilities...............................................................         88,003              68,494
                                                                                  -------------         -----------
     Total liabilities..........................................................      1,180,425           1,130,506
Shareholders' equity:
  Preferred stock, net..........................................................         49,832              57,541
  Common stock, net.............................................................          2,599               2,639
  Retained margin...............................................................        133,949             117,571
                                                                                  -------------         -----------
     Total shareholders' equity.................................................        186,380             177,751
Commitments and contingencies...................................................
         Total liabilities and shareholders' equity.............................  $   1,366,805         $ 1,308,257
                                                                                  =============         ===========





   See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED MARGIN
                                   (Unaudited)
                             (Thousands of Dollars)

                                                   Three Months Ended                      Six Months Ended
                                                      December 31,                           December 31,
                                               ------------------------------       ------------------------------
                                                   1997              1996               1997              1996
                                               -------------    -------------       -------------    -------------
Net sales and revenues from:
     Product sales (including
       excise taxes)........................   $     333,724    $     355,559       $     648,682    $     684,982
     Leasing operations.....................          16,346           14,142              32,108           27,459
     Insurance operations...................           6,966            6,735              13,823           13,049
                                               -------------    -------------       -------------    -------------
         Total net sales and revenues.......         357,036          376,436             694,613          725,490

Cost and expenses from:
     Products and plant operations..........         316,094          337,838             616,002          653,489
     Leasing operations.....................           7,098            5,981              14,147           11,937
     Insurance operations...................           4,467            4,035               8,667            7,987
     Selling, general and administrative
       activities...........................          31,038           30,623              62,410           63,552
                                               -------------    --------------      -------------    -------------
         Total costs and expenses...........         358,697          378,477             701,226          736,965

Operating margin (loss).....................          (1,661)          (2,041)             (6,613)         (11,475)
Interest expense, net.......................          (7,136)          (8,030)            (14,011)         (14,589)
Other income, net...........................           2,629            3,135               4,754            4,108
                                               -------------    -------------       -------------    -------------
Loss from operations before income taxes....          (6,168)          (6,936)            (15,870)         (21,956)
Income tax benefit (expense)................           2,506              292               4,584            4,457
                                               -------------    -------------       -------------    -------------
Loss from operations before cumulative
     effect of an accounting change.........          (3,662)          (6,644)            (11,286)         (17,499)
Cumulative effect on prior years
     (to June 30, 1997) of an accounting
     change, net of tax expense of $16,500                 0                0              28,956                0
                                               -------------    --------------      --------------   -------------
Net margin (loss)...........................   $      (3,662)   $       (6,644)     $       17,670   $     (17,499)

Retained Margin:
     Balance at beginning of period.........         139,372            99,940             117,571         110,714
     Dividends..............................          (1,791)           (2,087)             (1,791)         (2,085)
     Adjustment to unrealized gains (losses)
       on available-for-sale securities,
       net of tax...........................              30               381                 499             460
                                               -------------    --------------       -------------    ------------
Balance at end of period....................   $     133,949    $       91,590       $     133,949    $     91,590
                                               ==============   ==============       =============    ============













     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                         Six Months Ended
                                                                                           December 31,
                                                                                ----------------------------------
                                                                                    1997                  1996
                                                                                ------------         -------------
Net cash flows used in operating activities..................................   $       (461)        $     (21,093)

Cash flows provided by (used in) investing activities:
     Purchases of property, plant and equipment..............................        (17,473)               (8,306)
     Proceeds from disposal of property, plant and equipment.................          5,881                 5,609
     Proceeds from disposal of businesses....................................              0                13,777
     Cash paid for acquisitions..............................................         (1,458)                    0
     Leases originated.......................................................       (116,557)             (104,701)
     Leases repaid...........................................................         95,262                81,674
     Proceeds from sale of marketable securities.............................          8,427                19,558
     Purchases of marketable securities......................................         (8,790)              (20,662)
     Net purchase of investments in related cooperatives.....................          1,378                (2,075)
                                                                                -------------        --------------

Net cash flows used in investing activities..................................        (33,330)              (15,126)


Cash flows provided by (used in) financing activities:
     Net change in short-term borrowings.....................................         36,690                32,400
     Proceeds from long-term debt............................................         60,225                27,850
     Repayment of long-term debt.............................................        (55,768)              (29,331)
     Proceeds from sale of subordinated debt.................................         74,946                34,798
     Maturity and redemption of subordinated debt............................        (71,932)              (25,101)
     Payments on capital leases..............................................           (471)               (2,173)
     Redemption of stock, net ...............................................         (7,750)                  (14)
     Cash dividends paid.....................................................         (2,149)               (2,210)
                                                                                -------------        -------------

Net cash flows provided by financing activities..............................         33,791                36,219
                                                                                -------------        -------------

Net decrease in cash and equivalents.........................................              0                     0
Cash and equivalents at beginning of period..................................              0                     0
                                                                                -------------        -------------

Cash and equivalents at end of period........................................   $          0         $           0
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ending June 30, 1998, due to the seasonal nature of certain major segments of the Company's business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1997.

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

                                                 Three Months Ended                Six Months Ended
                                                    December 31,                      December 31,
                                          -------------------------------    -------------------------------
                                               1997             1996              1997             1996
                                          --------------    -------------    --------------    -------------
         Net sales and revenues.........  $      265,839    $     278,674    $      498,375    $     514,212
         Operating margin...............          10,896            5,661            13,423            4,038
         Net loss.......................          (2,280)            (454)           (9,651)          (3,270)

                                                                              December 31,        June 30,
                                                                                  1997             1997
                                                                             --------------    -------------
         Current assets..................................................    $      529,188    $     530,509
         Properties and equipment, net...................................           151,885          154,030
         Noncurrent assets...............................................           425,449          409,670
                                                                             --------------    -------------
         Total assets....................................................    $    1,106,522    $   1,094,209
                                                                             ==============    =============

         Current liabilities.............................................    $      296,377    $     270,735
         Long-term debt..................................................           224,919          209,296
         Subordinated debt...............................................           355,060          375,128
         Noncurrent liabilities..........................................            17,772           17,813
         Shareholder's equity............................................           212,394          221,237
                                                                             --------------    -------------
         Total liabilities and shareholder's equity......................    $    1,106,522    $   1,094,209
                                                                             ==============    =============


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)

3.   BORROWING ARRANGEMENTS
     ----------------------
     As of December 31, 1997, the Company had certain facilities available with banking institutions whereby lenders have agreed to provide funds up to $357,000 to separately financed units of the Company as follows: AFC - $100,000 and Telmark - $257,000. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a letter of credit.

     AFC
     The $100,000 line of credit available to AFC and its ability to issue $50,000 of commercial paper require collateralization using certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). Amounts which can be drawn under the AFC short-term agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained margins. The amounts outstanding as of December 31, 1997, under AFC's $100,000 line of credit and $50,000 commercial paper were $20,600 and $50,000, respectively, as compared to $0 and $34,300, respectively, at June 30, 1997. AFC's current line of credit facility was renewed in January 1998 and continues through December 31, 1998. It was renewed at $50,000 but provides an increase to $75,000, which becomes available on October 1, 1998, to assist in paying maturing subordinated debt. In addition, effective January 1, 1998, the Company has a $25,000 revolving line of credit available through January 1, 2000. AFC's current commercial paper program continues through December 31, 1998. The Company has ongoing discussions with its lenders and expects to continue to have appropriate and adequate financing to meet its ongoing needs.

     Annually, Agway, through AFC, offers subordinated money market certificates to the public. Of AFC's subordinated debt at December 31, 1997, $338,800 is redeemable in whole or in part at the principal amount plus accrued interest, prior to maturity dates, at the option of the Company. The foregoing debt bears interest payable semi-annually on January l and July 1 of each year. The money market certificates' interest rate is at the greater of the stated rate or a rate based upon the average discount rate for U.S. Treasury Bills, with maturities of 26 weeks. Subordinated money market certificates due 10/98-10/08 bear a weighted average interest rate of 8.1%, while subordinated debentures due 7/99-7/03 bear a weighted average interest rate of 7.9%.

     Telmark
     As of December 31, 1997, Telmark had two separate credit facilities available from banks which allow Telmark to borrow up to an aggregate of $257,000. An uncommitted short-term line of credit agreement permits Telmark to borrow up to $7,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $250,000 revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The $7,000 line was increased from $4,000 on August 19, 1997, and expires December 31, 1998, and the $250,000 line was increased from $200,000 on September 22, 1997, and expires on February 1, 1999. The total amount outstanding as of December 31, 1997, under the short-term line of credit was $7,000 and under the revolving term loan facility was $166,700, of which $148,000 is long-term. As of June 30, 1997, the total amount outstanding was $4,000 under the short-term line of credit and under the revolving term loan facility was $190,900, of which $170,000 was long-term.

     At December 31, 1997, Telmark had balances outstanding on unsecured senior notes from private placements totaling $151,600 as compared to $119,700 at June 30, 1997. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contains specific financial covenants.

     Additionally, Telmark, through a wholly owned special purpose subsidiary, has two classes outstanding of lease- backed notes payable to insurance companies totaling $20,200 and $24,800 at December 31, 1997, and June 30, 1997, respectively. Interest on these notes is 6.58% and 7.01%. The notes are collateralized by leases, sold by Telmark to this subsidiary, having an aggregate present value of contractual lease payments equal to the principal balance of the notes.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)

3.   BORROWING ARRANGEMENTS (continued)
     ---------------------------------
     Telmark (continued)
     Annually, Telmark offers subordinated debentures to the public. The debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1, and the proceeds of the offerings are used to provide financing for Telmark's leasing activities.

     The Company believes Telmark will continue to have appropriate and adequate short-term and long-term financing to meet its ongoing needs.

     Long-term and subordinated debt outstanding at December 31, 1997, as compared to June 30, 1997, is as follows:

                                                            AFC
                                     Agway          (excluding Telmark)         Telmark                 Total
                             --------------------  --------------------  ----------------------  --------------------
                               12/97      6/97       12/97      6/97       12/97        6/97       12/97       6/97
                             ---------  ---------  ---------  ---------  ----------   ---------  ---------  ---------
     Long-term debt........  $   9,259  $   9,042  $   4,629  $   6,071  $  319,871   $ 314,582  $ 333,759  $ 329,695
     Currently payable.....      4,607      2,363      2,661      3,158      96,919     108,199    104,187    113,720
                             ---------  ---------  ---------  ---------  ----------   ---------  ---------  ---------
     Net long-term debt....  $   4,652  $   6,679  $   1,968  $   2,913  $  222,952   $ 206,383  $ 229,572  $ 215,975
                             =========  =========  =========  =========  ==========   =========  =========  =========

     Subordinated debt.....  $       0   $      0  $ 403,878  $ 407,083  $   37,262   $  31,044  $ 441,140  $ 438,127
     Currently payable.....          0          0     74,953     51,980      11,127      11,019     86,080     62,999
                             ---------  ---------  ---------  ---------  ----------   ---------  ---------  ---------
     Net subordinated debt.  $       0  $       0  $ 328,925  $ 355,103  $   26,135   $  20,025  $ 355,060  $ 375,128
                             =========  =========  ================================   =========  =========  =========

     In conjunction with a private placement offering made by Telmark, the Company ascertained that because Telmark was in technical violation of certain covenants in its loan agreements, the Company was also in technical violation of certain covenants in existing loan agreements specific to debt issuances by subsidiaries and assets pledged as collateral. The Company received all necessary permanent waivers in relation to these violations prior to December 31, 1997.

4.   RETIREMENT BENEFITS
     -------------------
     Pension Plan
     Effective July 1, 1997, the Company changed its method of determining the market-related value of its plan assets under Financial Accounting Standards No. 87, "Accounting for Pensions," from a calculated value (one that recognizes changes in fair market value of assets over a number of years) to a fair market value method. The cumulative effect of this change in accounting principle, net of tax, was $29,000. Had the Company remained on its previous method of determining the market-related value, loss from operations before income taxes for the three and six months ended December 31, 1997, would have been higher by approximately $2,400 and $4,800, respectively.

     Pro forma amounts (unaudited), assuming the new accounting principle was applied during all periods presented, follow with a comparison to actual results:

                                                      Three Months Ended                   Six Months Ended
                                                          December 31,                       December 31,
                                                 ------------------------------     -------------------------------
                                                     1997               1996            1997              1996
                                                 -------------    -------------     -------------    --------------
     LOSS FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE:
         As  reported .........................  $     (3,662)    $      (6,644)    $     (11,286)   $      (17,499)
         Pro Forma.............................  $     (3,662)    $      (4,709)    $     (11,286)   $      (13,629)

     NET MARGIN (LOSS):
         As  reported..........................  $     (3,662)    $      (6,644)    $     17,670     $      (17,499)
         Pro Forma.............................  $     (3,662)    $      (4,709)    $     (11,286)   $      (13,629)

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

     The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of the Company's degree of responsibility relating to a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. At December 31, 1997, the Company had been designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company is not indemnified for existing environmental cleanup liability. The Company's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the Company's determination of its estimated liability. The Company believes that its past experience provides a reasonable basis for estimating its liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the reserves established will cause future cash outlays over approximately five years based upon current estimates, and it is not expected that such outlays will materially impact the Company's liquidity position.

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

     The Internal Revenue Service performed a routine employment tax audit during fiscal 1996 and proposed a payroll tax adjustment against the Company. The Company appealed this assessment, and in December 1997, the Internal Revenue Service concluded that the proposed payroll tax adjustment would not be assessed. No further action needs to be taken by the Company, and no loss has been or will be incurred regarding this issue.

     During January of 1998, a severe ice storm affected many of the Company's customers in the far northern parts of New York and portions of New England. While the Company does not yet know the impact of that storm on its customers in those regions, it is possible that, due to the number of the Company's customers in those regions, such storm could adversely affect current year sales in its agricultural feed and energy businesses, underwriting experience in its insurance business, and collections of receivables in many of its other businesses.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


RESULTS OF OPERATIONS
---------------------
The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," and "anticipate" and similar expressions identify forward-looking statements.

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

                                                              Results by Operating Segment
                                 ---------------------------------------------------------------------------------
                                            Three Months Ended                     Six Months Ended
                                 --------------------------------------    ---------------------------------------
                                                            $ Increase                                  $ Increase
                                   12/31/97     12/31/96     (Decrease)    12/31/97        12/31/96      (Decrease)
                                 ----------    ----------   -----------   ----------     -----------    -----------
Net Sales and Revenues
----------------------
Agriculture..................    $  145,091    $ 146,280    $   (1,189)   $ 305,512      $  317,660     $  (12,148)
Retail.......................        54,722       57,103        (2,381)     115,654         121,602         (5,948)
Energy.......................       150,077      167,567       (17,490)     253,513         275,511        (21,998)
Leasing......................        16,346       14,142         2,204       32,108          27,459          4,649
Insurance....................         6,966        6,735           231       13,823          13,049            774
Other (a)....................       (16,166)     (15,391)         (775)     (25,997)        (29,791)         3,794
                                 ----------    ----------   -----------   ----------     -----------    -----------
                                 $  357,036    $ 376,436    $  (19,400)   $ 694,613      $  725,490     $  (30,877)
                                 ==========    ==========   ===========   ==========     ===========    ===========
Margin (Loss) from Operations
-----------------------------
  before Income Taxes
  -------------------
Agriculture..................    $  (10,306)   $  (7,578)   $   (2,728)   $ (15,952)     $  (16,293)    $      341
Retail.......................        (3,556)      (1,251)       (2,305)      (3,439)           (587)        (2,852)
Energy.......................         7,296        5,172         2,124        2,436             273          2,163
Leasing......................         3,505        3,257           248        6,663           6,042            621
Insurance....................           162          316          (154)         168             252            (84)
Other (a)....................         3,867        1,178         2,689        8,265           2,946          5,319
                                 ----------    ----------   -----------   ----------     -----------    -----------
Operating margin (loss),
   plus other income, net....           968        1,094          (126)      (1,859)         (7,367)         5,508
Interest (expense), net of
   interest income...........        (7,136)      (8,030)          894      (14,011)        (14,589)           578
                                 ----------    ----------   -----------   ----------     -----------    -----------
                                $    (6,168)   $  (6,936)   $      768    $ (15,870)     $  (21,956)    $    6,086
                                ===========    ==========   ===========   ==========     ===========    ===========

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

Consolidated Results
--------------------
Consolidated net sales and revenues of $357,000 and $694,600 for the three and six months ended December 31, 1997, decreased $19,400 (5%) and $30,900 (4%), respectively, as compared to the same periods in the prior year. The decreases were substantially the result of (1) a decline in sales in Agriculture and Energy, principally due to a decrease in the pricing level of feed and petroleum products; (2) planned changes in product mix in Retail sales; and (3) reduced sales in the pet food business which was sold by the Country Products Group in the prior year. These decreases in sales were partially offset by increased leasing revenues, as compared to the prior year, primarily due to a higher average net lease investment.

Net loss from operations before incomes taxes of $6,200 and $15,900 for the three and six months ended December 31, 1997, improved $800 (11%) and $6,100 (28%), respectively, as compared to the same periods in the prior year. Growth of the net pension asset recognized in the income statement was higher this year by $3,400 in the three months and $6,800 in the six months ended December 31, 1997. Of these pension-related increases, $1,000 and $2,000 for the respective periods were due to an increase in net pension assets to be recognized and $2,400 and $4,800, respectively, were due to the change in accounting discussed in the retirement benefits footnote.

The pension-related increase was offset by a decline in operating results of $2,700 and $3,400 in the three-month and six-month periods, respectively, as discussed by business segment below. The current year six-month results are improved over last year due to the recognition last year of a $1,100 charge with respect to the sale of the pet food business by Country Products Group (CPG) and a $1,700 charge last year for the adoption of a new accounting pronouncement on the impairment of long-lived assets.

Agriculture
-----------
Agriculture consists of Agway Agricultural Products (AAP) and the Country Products Group (CPG). Total Agriculture net sales and revenues of $145,100 and $305,500 for the three and six months ended December 31, 1997, decreased $1,200 (1%) and $12,100 (4%), respectively, as compared to the same periods in the prior year. The decrease in net sales and revenues for the three-month period, as compared to the same period in the prior year, resulted from an $8,600 (8%) decrease in AAP net sales and revenues partially offset by a $7,400 (21%) increase in CPG net sales and revenues. The decline in net sales and revenues for the six-month period ended December 31, 1997, as compared to the same period in the prior year, resulted from an $18,600 (8%) decrease in AAP net sales and revenues partially offset by a $6,500 (8%) increase in CPG total net sales and revenues.

The decrease in AAP sales for the three- and six-month periods ended December 31, 1997, resulted principally from the feed and crops businesses. Despite an increase in total feed volume in both the three- and six-month periods, a decrease in the pricing level of feed products over the past six months has decreased total feed sales as compared to the prior year. The crop business sales also declined over the three- and six-month periods, as compared to the prior year, largely due to sales of crop-related services that typically occur in the spring actually occurring in the first half of the prior year.

The increase in CPG sales for the three- and six-month periods ended December 31, 1997, resulted from strong sales growth in its produce operations $7,800 (48%) and $16,000 (46%), respectively. This growth resulted substantially from an acquisition of a business and the formation of a new operation during the first quarter ($13,500). Additionally, strong seed operation sales have increased sales during the first six months by $2,300 as compared to the same period in the prior year. These improvements were partially offset from reduced sales from the pet food business ($11,500) which was sold in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Agriculture (continued)
-----------------------
The Agriculture operating loss of $10,300 and $16,000 for the three and six months ended December 31, 1997, increased $2,700 (36%) and decreased $300 (2%), respectively, as compared to the same periods in the prior year. AAP's second quarter loss of $12,900 was $3,700 (40%) larger than the loss in the same period in the prior year, and the $20,300 six-month loss was $2,400 (13%) larger than the loss in the first six months of the prior year. The increased losses in AAP over the three- and six-month periods ended December 31, 1997, resulted from declines in gross margins of $3,400 in each period resulting from higher unfavorable experience with exchange-traded futures and option contracts as compared to the same periods in the prior year. The loss for the six-month period was reduced this year in comparison to the prior year due to a $1,500 charge incurred last year for the adoption of a new accounting pronouncement regarding the impairment of long-lived assets.

The CPG operating margin of $2,600 and $4,300 for the three and six months ended December 31, 1997, increased $1,000 (63%) and $2,800 (187%), respectively, as compared to the same periods in the prior year. The operating margin improvement in the second quarter is principally from improved margins in produce operations ($400) and sunflower operations ($500). The operating improvements in the six-month period resulted from improved produce operation results ($1,300) and the fact that prior year earnings absorbed a net $1,100 charge from the sale of CPG's pet food business.

Retail
------
Total net sales and revenues of $54,700 and $115,700 for the three and six months ended December 31, 1997, decreased $2,400 (4%) and $5,900 (5%), respectively, as compared to the same periods in the prior year. The decrease in sales and revenues for the three- and six-month periods ended December 31, 1997, were principally the result of planned reduction of the power equipment business at most retail locations ($1,800 and $4,400, respectively) and the discontinuation of the frozen food product line ($2,000 and $2,800, respectively). Additionally, for the six-month period, sales associated with bag fertilizers and seeds declined ($1,200). These sales declines were partially offset by improvements in the three- and six-month periods ended December 31, 1997, as compared to the prior year, in the seasonal, nursery and related businesses ($1,500 and $2,900, respectively).

Retail's operating loss of $3,600 and $3,400 for the three and six months ended December 31, 1997, increased $2,300 (177%) and $2,900 (580%), respectively, as compared to the same periods in the prior year. Gross margin dollars have declined $400 in the second quarter and $600 for the six-month period due to planned product line reductions, while gross margin percentage has improved 2% overall for both the three- and six-month periods. Total expenses have increased $1,000 in the second quarter and $1,300 over the six-month period as compared to the prior year. This increase is substantially due to increased costs from new business locations. In addition, other revenues, principally from the sale of surplus properties, declined $800 and $600 for the three- and six-month periods ended December 31, 1997, respectively, as compared to the same periods in the prior year.

Energy
------
Net sales and revenues of $150,100 and $253,500 for the three and six months ended December 31, 1997, decreased $17,500 (10%) and $22,000 (8%), respectively, as compared to the same periods in the prior year. While heating oil unit volume was down 1% and 2% for the three- and six-month periods, respectively, as compared to the same periods in the prior year, due to warm weather, overall unit volumes increased over 2% for the second quarter and are level for the six-month period as compared to the prior year. Reduced cost for petroleum products in the current year allowed for reduced selling price to customers. The lower selling prices decreased sales by $20,600 and $22,400 and are principally the reason for the decline in sales dollars for the three- and six-month periods ended December 31, 1997, respectively.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Energy (continued)
------------------
Energy operating margin of $7,300 and $2,400 for the three and six months ended December 31, 1997, increased $2,100 (41%) and $2,100 (792%), respectively, over both periods as compared to the same periods in the prior year. Despite the lower sales dollars, gross margins on all products improved $1,400 for the three months and $1,800 for the six months ended December 31, 1997, as compared to the same periods in the prior year. Operating expenses decreased for the second quarter by $400 and are in line with the six-month period ended December 31, 1997, as compared to the same periods in the prior year.

Leasing
-------
Telmark total revenues of $16,300 and $32,100 for the three and six months ended December 31, 1997, increased $2,200 (16%) and $4,600 (17%), respectively, as compared to the same periods in the prior year. The Company's net investment in leases and notes increased by $21,000 (5%) to $490,800 for the six-month period ended December 31, 1997, as compared to an increase of $22,700 (6%) to $417,000 for the corresponding period in the prior year. Increased revenues were the result of a higher average net investment in the three- and six-month periods ended December 31, 1997.

Operating margin of $3,500 and $6,700 for the three and six months ended December 31, 1997, increased $200 (78%) and $600 (10%), respectively, as compared to the same periods in the prior year. Total revenue increases noted above were partially offset by an increase in total expenses of $2,000 (18%) and $4,000 (19%) for the threeand six-month periods ended December 31, 1997, as compared to the same periods in the prior year. The larger amount of debt required to finance the increased net investment during the three- and six-month periods, as compared to the same periods in the prior year, has increased interest expense $1,100 (19%) and $2,200 (19%), respectively, and increased selling, general and administrative expenses $800 (25%) and $1,700 (28%), respectively, in the threeand six-month periods ended December 31, 1997.

Insurance
---------
Insurance consists of Agway Insurance Company, a property and casualty insurance subsidiary, and Agway General Agency, a subsidiary which markets accident and health insurance and long-term care products.

Insurance net revenues of $7,000 and $13,800 for the three and six months ended December 31, 1997, increased $200 (3%) and $800 (6%), respectively, as compared to the same periods in the prior year. The increase for the three- and six-month periods is the result of both higher direct earned premiums and decreased reinsurance costs.

Operating margin of $200 for the three and six months ended December 31, 1997, decreased $150 and $100, respectively, as compared to the same periods in the prior year. The decrease was the result of losses and expenses offsetting increased premiums.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash Flows from Operating Activities
Net cash flows used in operating activities for the six months ended December 31, 1997, were $500, representing an increase in cash flows of approximately $21,000 as compared to the same period in the prior year. This increase is due primarily to an increase in cash earnings (net margin (loss) adjusted for non-cash items) of $15,000 over the prior year, in addition to a decreased use of cash to fund working capital increases of $6,000.

Cash Flows from Investing Activities
Net cash flows used in the Company's investing activities totaled approximately $33,300 for the six months ended December 31, 1997, as compared to $15,100 for the six months ended December 31, 1996, representing an increase in cash outflow of $18,200. With reduced divestiture activity, principally at CPG, proceeds of $6,000 from businesses and fixed assets sold during the six months ended
December 31, 1997, were $13,500 less than the cash generated from the same activity during the corresponding period in the prior year. Acquisition of businesses in the current year has resulted in cash paid for businesses and fixed assets being $10,600 higher in the six months ended December 31, 1997, as compared to the same period in the prior year. The foregoing were offset by several items, the largest of which was activity in investments in related cooperatives which generated cash of $1,400 in the six months ended December 31, 1997, as opposed to requiring cash of $2,100 in the six months ended December 31, 1996, a cash increase of $3,500.

Cash Flows from Financing Activities
Cash of $7,800 used to redeem stock represents an increase of $7,800 over the corresponding period in the prior year. Effective July 1, 1997, restriction on the redemption of $16,700 of preferred stock expired, of which $5,900 has been redeemed as of December 31, 1997. Net borrowings in the first six months of 1998 increased $41,500, as compared to the comparable period in the prior year, due primarily to the need to finance the above stock redemptions and investing activities not financed through operating activities, as explained in detail below.

The Company borrows money to finance its operations and the operations of all its continuing businesses and subsidiaries, except Telmark and Agway Insurance Company, through Agway Financial Corporation (AFC). External sources of short-term financing for the Company and all its other continuing operations include revolving credit lines, letters of credit, and commercial paper programs. Telmark and Agway Insurance Company finance themselves through operations or direct borrowing arrangements. Each is financed with a combination of short- and long-term credit facilities. In addition, Telmark has occasionally sold blocks of its lease portfolio. In conjunction with a private placement offering made by Telmark, the Company ascertained that because Telmark was in technical violation of certain covenants in its loan agreements, the Company was also in technical violation of certain covenants in existing loan agreements specific to debt issuances by subsidiaries and assets pledged as collateral. The Company received all necessary permanent waivers in relation to these violations prior to December 31, 1997. Sources of longer-term financing include the following as of December 31, 1997:

                                                                              Agway & AFC
                                                                             (excluding
   Source of debt                                                              Telmark)      Telmark       Total
   --------------                                                            -----------  -----------   ----------
   Banks - due 1/98 to 2/01, interest at a weighted average
     rate of 7.2% with a range of 6.0% - 8.4%..............................  $     2,275  $   148,000   $  150,275
   Insurance companies - due 1/98 to 4/04, interest at a weighted
     average rate of 7.2% with a range of 5.9% - 8.9%......................            0      171,817      171,817
   Capital leases and other - due 1998 to 2007, interest at a
     weighted average rate of 9.3% with a range of 6% to 12%...............       11,613           54       11,667
                                                                             -----------  -----------   ----------
       Long-term debt......................................................       13,888      319,871      333,759
   Subordinated money market certificates - due 10/98 to 10/08, interest
     at a weighted average rate of 8.1% with a range of 4.5% - 9.5%........      381,446            0      381,446
   Subordinated debentures - due 7/99 to 7/03, interest at a weighted
     average rate of 7.9% with a range of 6.0% to 8.5%.....................       22,432       37,262       59,694
                                                                             -----------  -----------   ----------
       Total debt..........................................................  $   417,766  $   357,133   $  774,899
                                                                             ===========  ===========   ==========

For a complete description of the Company's credit facilities available at December 31, 1997, see Footnote 3 to the condensed consolidated financial statements.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 1.  Legal Proceedings
--------------------------
As previously reported in its Form 10-K, the Company submitted drafts of its risk characterization and remedial action plan reports on certain real property located in Acton, Massachusetts, for public comment in July 1997. The Company had originally scheduled to finalize those reports by September 30, 1997, but now anticipates their completion in the first half of calendar 1998. The Company currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Company held its annual meeting of shareholders on November 12, 1997, at which a quorum was present in person or by proxy. The following Directors were elected to three-year terms through December 2000:

         Nominee                   In Favor                  Opposed
  ----------------------     ----------------------      ---------------
  Gary K. Van Slyke                  47,678                   14,423
  Jeffrey B. Martin                  47,678                   14,423
  Ralph H. Heffner                   47,678                   14,423
  Edwin C. Whitehead                 47,678                   14,423
  Samuel B. Minor                    47,678                   14,423

Eligible additional votes totaling 17,101 were not received at the time of the annual meeting and are not included as either votes in favor or opposed. Additionally, these 17,101 eligible additional votes may be considered abstentions and were not included for purposes of determining a quorum at the annual meeting.

The following is a list of Directors whose terms as Directors continued after the Annual Meeting:

        Ralph H. Heffner               - Chairman of the Board and Director
        Gary K. Van Slyke              - Vice Chairman of the Board and Director
        Kevin B. Barrett               - Director
        Keith H. Carlisle              - Director
        D. Gilbert Couser              - Director
        Andrew J. Gilbert              - Director
        Peter D. Hanks                 - Director
        Robert L. Marshman             - Director
        Jeffrey B. Martin              - Director
        Samuel F. Minor                - Director
        Carl D. Smith                  - Director
        Thomas E. Smith                - Director
        Joel L. Wenger                 - Director
        Edwin C. Whitehead             - Director
        William W. Young               - Director


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
There were no reports on Form 8-K required to be filed during the three months ended December 31, 1997.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     AGWAY INC.
                                            -----------------------------
                                                    (Registrant)





Date        February 9, 1998                   /s/ PETER J. O'NEILL
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