Form 10-Q
period 1998-03-31
AGWAY INC
filed 1998-05-05
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ----
ACT OF 1934
For the quarterly period ended March 31, 1998
                               --------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
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
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                                    Outstanding at May 1, 1998
------------------------                          --------------------------
Membership Common Stock,                               103,277 shares
 $25 par value per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
PART I.    FINANCIAL INFORMATION
------     ---------------------

           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 1998 and June 30, 1997........................   3

           Condensed Consolidated Statements of Operations and Retained Margin for the three months
           and nine months ended March 31, 1998 and March 31, 1997.............................................   4

           Condensed Consolidated Cash Flow Statements for the nine months ended March 31, 1998
           and March 31, 1997..................................................................................   5

           Notes to Condensed Consolidated Financial Statements................................................   6

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......  10


PART II.   OTHER INFORMATION
-------    -----------------

           Item 1.  Legal Proceedings..........................................................................  15

           Item 6.  Exhibits and Reports on Form 8-K...........................................................  15


           SIGNATURES..........................................................................................  16

                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                    March 31,            June 30,
                                                                                      1998                1997
                                                                                  -------------        ------------
ASSETS                                                                             (Unaudited)
------
Current Assets:
     Trade accounts receivable (including notes receivable of
         $23,142 and $44,074, respectively), less allowance for
         doubtful accounts of $9,515 and $7,864, respectively...................  $     154,820        $   209,868
     Leases receivable, less unearned income of $63,199 and
         $58,225, respectively..................................................        129,170            124,552
     Advances and other receivables.............................................         41,982             37,918
     Inventories:
         Raw materials..........................................................          9,184              9,396
         Finished goods.........................................................        198,314            134,336
         Goods in transit and supplies..........................................         19,670              6,908
                                                                                  -------------        ------------
              Total inventories.................................................        227,168            150,640
     Prepaid expenses...........................................................         44,545             52,714
                                                                                  -------------        ------------
         Total current assets...................................................        597,685            575,692

Marketable securities available for sale........................................         36,988             35,586
Other security investments......................................................         52,632             49,668
Properties and equipment, net...................................................        212,043            215,095
Long-term leases receivable, less unearned income of $104,418 and
     $94,366, respectively......................................................        344,431            320,809
Net pension asset...............................................................        168,383            100,052
Other assets  ..................................................................         13,843             11,355
                                                                                  -------------        ------------
         Total assets...........................................................  $   1,426,005        $ 1,308,257
                                                                                  =============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable..............................................................  $      98,100        $    59,200
     Current installments of long-term debt.....................................        102,840            113,720
     Current installments of subordinated debt..................................         82,641             62,999
     Accounts payable...........................................................        157,129            121,063
     Other current liabilities..................................................        121,719            113,927
                                                                                  -------------        ------------
         Total current liabilities..............................................        562,429            470,909

Long-term debt..................................................................        207,090            215,975
Subordinated debt...............................................................        378,563            375,128
Other liabilities...............................................................         88,990             68,494
                                                                                  -------------        ------------
     Total liabilities..........................................................      1,237,072          1,130,506
Shareholders' equity:
  Preferred stock, net..........................................................         48,243             57,541
  Common stock, net.............................................................          2,586              2,639
  Retained margin...............................................................        138,104            117,571
                                                                                  -------------        ------------
     Total shareholders' equity.................................................        188,933            177,751
Commitments and contingencies...................................................
         Total liabilities and shareholders' equity.............................  $   1,426,005        $ 1,308,257
                                                                                  =============        ============




     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED MARGIN
                                   (Unaudited)
                             (Thousands of Dollars)

                                                   Three Months Ended                    Nine Months Ended
                                                        March 31,                            March 31,
                                               ------------------------------       -----------------------------
                                                   1998              1997               1998              1997
                                               -------------    -------------       -------------    ------------
Net sales and revenues from:
     Product sales (including
       excise taxes)........................   $     359,765    $     406,747       $   1,004,339    $  1,091,730
     Leasing operations.....................          16,210           14,290              48,318          41,748
     Insurance operations...................           6,658            6,834              20,482          19,883
                                               -------------    -------------       -------------    -------------
         Total net sales and revenues.......         382,633          427,871           1,073,139       1,153,361

Cost and expenses from:
     Products and plant operations..........         326,087          378,934             937,983       1,032,422
     Leasing operations.....................           5,654            4,958              19,801          16,895
     Insurance operations...................           4,174            4,181              12,840          12,168
     Selling, general and administrative
       activities...........................          33,936           31,656              96,345          95,208
                                               -------------    -------------       -------------    -------------
         Total costs and expenses...........         369,851          419,729           1,066,969       1,156,693

Operating margin (loss).....................          12,782            8,142               6,170          (3,332)
Interest expense, net.......................          (8,824)          (8,902)            (22,835)        (23,491)
Other income, net...........................           5,522           11,631              10,276          15,742
                                               -------------    -------------       -------------    -------------
Margin (loss) from operations before
     income taxes...........................           9,480           10,871              (6,389)        (11,081)
Income tax benefit (expense)................          (5,430)          (4,856)               (847)           (399)
                                               -------------    -------------       -------------    -------------
Margin (loss) from operations before
  cumulative effect of an
   accounting change........................           4,050            6,015              (7,236)        (11,480)
Cumulative effect on prior years
     (to June 30, 1997) of an accounting
     change, net of tax expense of $16,500                 0                0              28,956               0
                                               -------------    -------------       -------------    -------------
Net margin (loss)...........................   $       4,050    $       6,015       $      21,720    $    (11,480)

Retained Margin:
     Balance at beginning of period.........         133,949           91,590             117,571         110,714
     Dividends..............................              (3)               0              (1,794)         (2,087)
     Adjustment to unrealized gains (losses)
       on available-for-sale securities,
       net of tax...........................             108             (469)                607             (11)
                                               -------------    -------------       -------------    -------------
Balance at end of period....................   $     138,104    $      97,136       $     138,104    $     97,136
                                               =============    =============       =============    =============











     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                         Nine Months Ended
                                                                                            March 31,
                                                                                -----------------------------------
                                                                                    1998                  1997
                                                                                ------------         --------------
Net cash flows provided by operating activities..............................   $     27,370         $      28,683

Cash flows provided by (used in) investing activities:
     Purchases of property, plant and equipment..............................        (23,026)              (15,274)
     Proceeds from disposal of property, plant and equipment.................          6,879                 7,103
     Proceeds from disposal of businesses....................................            298                20,385
     Cash paid for acquisitions..............................................         (2,631)                 (973)
     Leases originated.......................................................       (165,272)             (160,282)
     Leases repaid...........................................................        131,707               117,337
     Proceeds from sale of marketable securities.............................         11,742                20,622
     Purchases of marketable securities......................................        (12,537)              (22,572)
     Net purchase of investments in related cooperatives.....................         (2,980)              (12,100)
                                                                                -------------        --------------

Net cash flows used in investing activities..................................        (55,820)              (45,754)


Cash flows provided by (used in) financing activities:
     Net change in short-term borrowings.....................................         38,510                28,600
     Proceeds from long-term debt............................................         62,857                28,402
     Repayment of long-term debt.............................................        (82,181)              (52,854)
     Proceeds from sale of subordinated debt.................................        106,288                54,107
     Maturity and redemption of subordinated debt............................        (83,210)              (32,626)
     Payments on capital leases..............................................           (520)               (2,554)
     Redemption of stock, net ...............................................         (9,351)               (1,707)
     Cash dividends paid.....................................................         (3,943)               (4,297)
                                                                                -------------        --------------

Net cash flows provided by financing activities..............................         28,450                17,071
                                                                                -------------        -------------

Net decrease in cash and equivalents.........................................              0                     0
Cash and equivalents at beginning of period..................................              0                     0
                                                                                -------------        -------------

Cash and equivalents at end of period........................................   $          0         $           0
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1998, due to the seasonal nature of certain major segments of the Company's business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1997.

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

                                                Three Months Ended                  Nine Months Ended
                                                     March 31,                          March 31,
                                          -------------------------------    -------------------------------
                                               1998             1997              1998             1997
                                          -------------     -------------    -------------     -------------
         Net sales and revenues.........  $      268,572    $     317,414    $     766,947     $     831,626
         Operating margin...............          20,225           18,757           33,649            22,795
         Net margin (loss)..............             399           (1,212)          (9,335)           (4,482)

                                                                                March 31,         June 30,
                                                                                  1998             1997
                                                                             -------------     -------------
         Current assets....................................................  $     533,820     $     530,509
         Properties and equipment, net.....................................        149,990           154,030
         Noncurrent assets.................................................        439,874           409,670
                                                                             -------------     -------------
         Total assets......................................................  $   1,123,684     $   1,094,209
                                                                             =============     =============

         Current liabilities...............................................  $     312,966     $     270,735
         Long-term debt....................................................        201,469           209,296
         Subordinated debt.................................................        378,563           375,128
         Noncurrent liabilities............................................         17,907            17,813
         Shareholder's equity..............................................        212,779           221,237
                                                                             -------------     -------------
         Total liabilities and shareholder's equity........................  $   1,123,684     $   1,094,209
                                                                             =============     =============


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)

3.   BORROWING ARRANGEMENTS
     ----------------------
     As of March 31, 1998, the Company had certain facilities available with banking institutions whereby lenders have agreed to provide funds up to $332,000 to separately financed units of the Company as follows: AFC - $75,000 and Telmark - $257,000. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a letter of credit.

     AFC
     As of March 31, 1998, AFC had facilities available which included a $50,000 short-term line of credit and a $25,000 long-term revolver. These facilities and AFC's ability to issue $50,000 of commercial paper require collateralization using certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). Amounts which can be drawn under these AFC agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained margins. The amounts outstanding as of March 31, 1998, under AFC's short-term line of credit and commercial paper program were $0 and $43,100, respectively, as compared to $0 and $34,300, respectively, at June 30, 1997. AFC's short-term line of credit facility was renewed in January 1998 and continues through December 31, 1998. It was renewed at $50,000 but provides for an increase to $75,000, which becomes available on October 1, 1998, to assist in paying maturing subordinated debt. AFC's current commercial paper program continues through December 31, 1998. In addition, effective January 1, 1998, the Company has a $25,000 long-term revolving line of credit available through January 1, 2000, of which $0 was outstanding at March 31, 1998. The Company has ongoing discussions with its lenders and expects to continue to have appropriate and adequate financing to meet its ongoing needs.

     Annually, Agway, through AFC, offers subordinated money market certificates to the public. Of AFC's subordinated debt at March 31, 1998, $349,300 is redeemable in whole or in part at the principal amount plus accrued interest, prior to maturity dates, at the option of the Company. The foregoing debt bears interest payable semi-annually on January l and July 1 of each year. The money market certificates bear interest at a rate that is the greater of the stated rate or a rate based upon the average discount rate for U.S. Treasury Bills, with maturities of 26 weeks. Subordinated money market certificates due between October 1998 and October 2008 bear a weighted average interest rate of 8.1%, while subordinated debentures due between July 1999 and July 2003 bear a weighted average interest rate of 7.9%.

     Telmark
     As of March 31, 1998, Telmark had two separate credit facilities available from banks which allow Telmark to borrow up to an aggregate of $257,000. An uncommitted short-term line of credit agreement permits Telmark to borrow up to $7,000 on an unsecured basis with interest paid upon maturity. The line bears interest at money market variable rates. A committed $250,000 revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The $7,000 line of credit expires December 31, 1998, and the $250,000 revolving term loan expires on February 1, 1999. The total amount outstanding as of March 31, 1998, under the short-term line of credit was $7,000 and under the revolving term loan facility was $175,000, of which $127,000 was long-term. As of June 30, 1997, the total amount outstanding was $4,000 under the short-term line of credit and under the revolving term loan facility was $190,900, of which $170,000 was long-term.

     At March 31, 1998, Telmark had balances outstanding on unsecured senior notes from private placements totaling $148,500 as compared to $119,700 at June 30, 1997. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contains specific financial covenants.

     Additionally, Telmark, through a wholly owned special purpose subsidiary, has two classes of lease-backed notes outstanding totaling $18,500 and $24,800 at March 31, 1998, and June 30, 1997, respectively, payable to insurance companies. Interest rates on these classes of notes are 6.58% and 7.01%, respectively. The notes are collateralized by leases, which Telmark sold to this subsidiary, having an aggregate present value of contractual lease payments equal to the principal balance of the notes.

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

     Long-term and subordinated debt outstanding at March 31, 1998, as compared to June 30, 1997, is as follows:

                                                          AFC
                                     Agway         (excluding Telmark)          Telmark                 Total
                             --------------------  --------------------  --------------------   --------------------
                                3/98       6/97       3/98       6/97       3/98       6/97        3/98       6/97
                             ---------  ---------  ---------  ---------  ---------  ---------   ---------  ---------
     Long-term debt........  $  10,153  $   9,042  $   5,736  $   6,071  $ 294,041  $ 314,582   $ 309,930  $ 329,695
     Currently payable.....      4,532      2,363      3,830      3,158     94,478    108,199     102,840    113,720
                             ---------  ---------  ---------  ---------  ---------  ---------   ---------  ---------
     Net long-term debt....  $   5,621  $   6,679  $   1,906  $   2,913  $ 199,563  $ 206,383   $ 207,090  $ 215,975
                             =========  =========  =========  =========  =========  =========   =========  =========

     Subordinated debt.....  $       0  $       0  $ 423,342  $ 407,083  $  37,862  $  31,044   $ 461,204  $ 438,127
     Currently payable.....          0          0     76,214     51,980      6,427     11,019      82,641     62,999
                             ---------  ---------  ---------  ---------  ---------  ---------   ---------  ---------
     Net subordinated debt.  $       0  $       0  $ 347,128  $ 355,103  $  31,435  $  20,025   $ 378,563  $ 375,128
                             =========  =========  =========  =========  =========  =========   =========  =========

4.   RETIREMENT BENEFITS
     -------------------
     Pension Plan
     Effective July 1, 1997, the Company changed its method of determining the market-related value of its plan assets under Financial Accounting Standards No. 87, "Accounting for Pensions," from a calculated value (one that recognizes changes in fair market value of assets over a number of years) to a fair market value method. The cumulative effect of this change in accounting principle, net of tax, was $29,000. Had the Company remained on its previous method of determining the market-related value, the margin from operations before income taxes for the three months and loss from operations before income taxes for the nine months ended March 31, 1998, would have been approximately $5,400 lower and $10,300 higher, respectively.

     Pro forma amounts (unaudited), assuming the new accounting principle was applied during all periods presented, follow with a comparison to actual results:

                                                      Three Months Ended                   Nine Months Ended
                                                           March 31,                           March 31,
                                                 ------------------------------     -------------------------------
                                                     1998               1997            1998              1997
                                                 -------------    -------------     -------------    --------------
     MARGIN (LOSS) FROM  OPERATIONS  BEFORE
      CUMULATIVE  EFFECT OF AN ACCOUNTING
       CHANGE:
         As  reported .........................  $       4,050    $       6,015     $     (7,236)    $     (11,480)
         Pro Forma.............................  $       4,050    $       7,950     $     (7,236)    $      (5,675)

     NET MARGIN (LOSS):
         As  reported..........................  $       4,050    $       6,015     $     21,720     $     (11,480)
         Pro Forma.............................  $       4,050    $       7,950     $     (7,236)    $      (5,675)

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

     The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of the Company's degree of responsibility relating to a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. At March 31, 1998, the Company had been designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company is not indemnified for existing environmental cleanup liability. The Company's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the Company's determination of its estimated liability. The Company believes that its past experience provides a reasonable basis for estimating its liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the reserves established will cause future cash outlays over approximately five years based upon current estimates, and it is not expected that such outlays will materially impact the Company's liquidity position.

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

     As previously reported in the second quarter financial information, a severe ice storm affected many of the Company's customers in the far northern parts of New York and portions of New England. During the third quarter, the Company assessed the storm's impact on current year sales in its agricultural feed and energy businesses, underwriting experience in its insurance business, and collections of receivables in many of its other businesses. Based on the results of this assessment, the impact of the storm was determined not to be material to the Company.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


RESULTS OF OPERATIONS
---------------------
The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forwardlooking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," and "anticipate" and similar expressions identify forward-looking statements.

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

                                                              Results by Operating Segment
                               -----------------------------------------------------------------------------------
                                      Three Months Ended                             Nine Months Ended
                               --------------------------------------    ------------------------------------------
                                                           $ Increase                                   $ Increase
                                  3/31/98      3/31/97     (Decrease)       3/31/98        3/31/97       (Decrease)
                               -----------   -----------   ----------    -----------    -----------    ------------
Net Sales and Revenues
----------------------
Agriculture..................  $   166,688   $   156,657   $   10,031    $   471,333    $   473,978    $    (2,645)
Retail.......................       47,934        50,379       (2,445)       160,950        172,304        (11,354)
Energy.......................      155,632       212,372      (56,740)       410,477        487,882        (77,405)
Leasing......................       16,210        14,290        1,920         48,318         41,748          6,570
Insurance....................        6,659         6,834         (175)        20,482         19,883            599
Other (a)....................      (10,490)      (12,661)       2,171        (38,421)       (42,434)         4,013
                               ------------  -----------   ----------    -----------    -----------    -----------
                               $   382,633   $   427,871   $  (45,238)   $ 1,073,139    $ 1,153,361    $   (80,222)
                               ============  ===========   ==========    ===========    ===========    ===========
Margin (Loss) from Operations
-----------------------------
 before Income Taxes
 -------------------
Agriculture..................  $    (1,305)  $    (1,791)  $      486    $   (17,260)   $   (18,074)   $      814
Retail.......................       (4,627)       (3,346)      (1,281)        (8,063)        (3,942)       (4,121)
Energy.......................       15,513        19,931       (4,418)        17,890         20,205        (2,315)
Leasing......................        4,568         3,745          823         11,231          9,788         1,443
Insurance....................         (107)           75         (182)            60            327          (267)
Other (a)....................        4,295         1,159        3,136         12,619          4,106         8,513
                               -----------   -----------   ----------    -----------    -----------    ----------
Operating margin (loss),
   plus other income, net....       18,337        19,773       (1,436)        16,477         12,410         4,067
Interest (expense), net of
   interest income...........       (8,824)       (8,902)          78        (22,835)       (23,491)          656
                               -----------   -----------   ----------    -----------    -----------    ----------
                               $     9,513   $    10,871   $   (1,358)   $    (6,358)   $   (11,081)   $    4,723
                               ===========   ===========   ==========    ===========    ===========    ==========

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

Consolidated Results
--------------------
Consolidated net sales and revenues of $382,600 and $1,073,100 for the three and nine months ended March 31, 1998, decreased $45,200 (11%) and $80,200 (7%), respectively, as compared to the same periods in the prior year. The decrease in the three months ended March 31, 1998, as compared to the same period in the prior year, was the result of a decline in sales in Energy, principally due to decreases in volume and pricing level of petroleum products. The decrease in the nine months ended March 31, 1998, as compared to the same period in the prior year, was the result of a decline in sales in Energy, as noted above, a decrease in the pricing level of Agriculture feed products, and planned changes in product mix in Retail. The overall decreases in both the three- and nine-month periods were partially offset by a strong growth in sales at the Country Products Group and from increased leasing revenues at Telmark as compared to the same periods in the prior year.

Net margin from operations before incomes taxes of $9,500 for the three months ended March 31, 1998, decreased $1,400 (13%) as compared to the same period in the prior year. Net loss from operations of $6,400 for the nine months ended March 31, 1998, improved by $4,700 (43%) as compared to the same period in the prior year. For the three and nine months ended March 31, 1998, a decline in net business unit operating results of $4,600 (25%) and $4,400 (54%) was experienced and is discussed by business segment below. Additionally, increases in net corporate costs were experienced and decreased operating results by $3,200 and $4,600 for the three- and nine-month periods ended March 31, 1998, as compared to the same periods in the prior year. The increase of net corporate costs in the three-month period was principally due to a strengthening of corporate self-insurance reserves for property and casualty claims ($1,500). The increase in net corporate costs for the nine-month period was due to the combination of the above and employee compensation and benefit accruals based on expected results from operations for the year ($2,100). The declines in operating results noted above were partially offset in the three months and more than offset in the nine-month period by the growth of the net pension asset recognized in the income statement, which was higher by $6,400 in the three months and $13,100 in the nine months ended March 31, 1998, than in the prior year. Of these pension-related increases, $5,400 and $10,300 for the respective periods were due to the change in accounting discussed in the retirement benefits footnote.

Agriculture
-----------
Agriculture consists of Agway Agricultural Products (AAP) and the Country Products Group (CPG). Total Agriculture net sales and revenues of $166,700 and $471,300 for the three and nine months ended March 31, 1998, increased $10,000 (6%) for the three-month period and decreased $2,600 (1%) for the nine-month period as compared to the same periods in the prior year. The Agriculture operating loss of $1,300 and $17,300 for the three and nine months ended March 31, 1998, decreased $500 (28%) and $800 (5%), respectively, as compared to the same periods in the prior year.

AAP net sales and revenues of $117,800 and $338,000 for the three and nine months ended March 31, 1998, decreased $1,100 (1%) and $20,100 (6%), respectively, as compared to the same periods in the prior year. AAP sales decreases for the three- and nine-month periods ended March 31, 1998, resulted principally from the feed and crops businesses. Despite an increase in total feed volume in both the three- and nine-month periods, a decrease in the pricing level of feed products over the past nine months has decreased total feed sales in both periods as compared to the same periods in the prior year. The crop business declined in the three- and nine-month periods ending March 31, 1998, as compared to the prior year, largely due to a similar decrease in pricing level of products as in feed and to sales of crop-related services that typically occur in the fourth quarter actually occurring in the first quarter of the prior fiscal year, resulting in higher than normal sales in the first quarter of the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Agriculture (continued)
-----------------------
CPG net sales and revenues of $48,900 and $133,300 for the three and nine months ended March 31, 1998, increased $11,100 (29%) and $17,500 (15%), respectively, as compared to the same periods in the prior year. The increase in CPG sales for the three- and nine-month periods ended March 31, 1998, resulted from strong sales growth in its produce operations of $10,100 (52%) and $26,100 (48%), respectively. This growth in produce resulted substantially from an acquisition of a business and the formation of a new operation during the first quarter of 1998 and stronger sales over the first nine months of the year than in the prior year. Additionally, an increasing customer base at the seed operation has increased sales during the three- and nine-month periods by $3,800 and $6,000, respectively, as compared to the same periods in the prior year. Sales growth at CPG for the nine-month period has been partially offset by the elimination of sales from the pet food business ($11,500) which was sold in the prior year.

AAP's operating loss of $3,600 and $23,900 for the three and nine months ended March 31, 1998, increased $100 (3%) and $2,500 (12%), respectively, as compared to the same periods in the prior year. The increased loss for the three- and nine-month periods, as compared to the prior year, resulted from (1) increased losses in Enterprise operations of $2,600 and $6,300, respectively, due principally to declining feed and crop sales noted above and (2) increased net support costs of $4,200 and $600, respectively. These increased losses were partially offset by improved operating results in Direct Marketing of $6,700 and $4,500, respectively. Increased net support costs are due to reduced patronage income, due principally to lower CF Industries earnings, reflected in the third quarter, offset by slightly reduced selling and administrative expense and a charge incurred in the first quarter last year for the adoption of a new accounting policy regarding the improvement of long-lived assets. The improvements in Direct Marketing are principally in gross margins due to lower unfavorable experience with exchange-traded futures and improvements in gross margin in the seed business as the result of earlier shipments than in the prior year.

The CPG operating margin of $2,300 and $6,600 for the three and nine months ended March 31, 1998, increased $600 (33%) and $3,300 (100%), respectively, as compared to the same periods in the prior year. The operating margin improvement in the third quarter is principally from improved margins in the seed operation ($500). The operating improvements in the nine-month period resulted from improved produce operation results ($1,400), improved seed operation results ($900) and the fact that prior year earnings absorbed a net $1,000 charge from the sale of CPG's pet food business.

Retail
------
Total net sales and revenues of $47,900 and $161,000 for the three and nine months ended March 31, 1998, decreased $2,400 (5%) and $11,400 (7%), respectively, as compared to the same periods in the prior year. The decrease in sales and revenues for the three- and nine-month periods ended March 31, 1998, were principally the result of planned reduction of the power equipment business at most retail locations ($1,000 and $5,600, respectively) and the discontinuation of the frozen food product line ($800 and $3,700, respectively). Additionally, for the threeand nine-month periods, sales associated with bag feed and fertilizers and farm supplies declined ($700 and $3,800, respectively). These sales declines were partially offset by overall improvements in the three- and nine-month periods ended March 31, 1998, as compared to the prior year, in the seasonal, lawn and garden and nursery-related businesses ($1,200 and $3,300, respectively) principally due to new nursery acquisitions and favorable early spring weather.

Retail's operating loss of $4,600 and $8,100 for the three and nine months ended March 31, 1998, increased $1,300 (38%) and $4,100 (105%), respectively, as compared to the same periods in the prior year. Gross margin dollars have declined $500 in the third quarter and $1,100 for the nine-month period due to planned product line reductions. However, gross margin percentage has improved 1% overall for the nine-month period. Total expenses have increased $400 in the third quarter and $1,800 over the nine-month period as compared to the prior year. This increase is substantially due to increased costs from new business locations. In addition, other revenues, principally from the sale of surplus properties, declined $300 and $1,000 for the three- and nine-month periods ended March 31, 1998, respectively, as compared to the same periods in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Energy
------
Net sales and revenues of $155,600 and $410,500 for the three and nine months ended March 31, 1998, decreased $56,700 (27%) and $77,400 (16%), respectively, as compared to the same periods in the prior year. Reduced commodity cost for petroleum products in the current year allowed for reduced selling price to customers. The lower selling prices decreased sales by $17,700 and $40,100 for the three- and nine-month periods ended March 31, 1998, respectively. Additionally, the sales decreases were due to a reduction in heating oil sales, which were down $40,000 and $41,000, respectively, for the three- and nine-month periods as compared to the same periods in the prior year. The heating oil decline was in residential sales, due principally from warmer weather than in the same period in the prior year, and in wholesale sales, which declined due to lower available product to sell to the market as compared to the prior year.

Energy operating margin of $15,500 and $17,900 for the three and nine months ended March 31, 1998, decreased $4,400 (22%) and $2,300 (12%), respectively, as compared to the same periods in the prior year. The lower sales dollars, as noted above, partially offset by stronger gross margin rates, reduced overall gross margin dollars on all products by $5,100 for the three months and $3,400 for the nine months ended March 31, 1998, as compared to the same periods in the prior year. Operating expenses decreased for the third quarter by $800 and $600 for the nine-month period ended March 31, 1998, as compared to the same periods in the prior year.

Leasing
-------
Telmark total revenues of $16,200 and $48,300 for the three and nine months ended March 31, 1998, increased $1,900 (13%) and $6,600 (16%), respectively, as compared to the same periods in the prior year. The Company's net investment in leases and notes increased by $32,000 (7%) to $501,800 for the nine-month period ended March 31, 1998, as compared to an increase of $41,400 (11%) to $435,800 for the corresponding period in the prior year. Increased revenues were the result of a higher average net investment in the three- and nine-month periods ended March 31, 1998.

Operating margin of $4,600 and $11,200 for the three and nine months ended March 31, 1998, increased $800 (22%) and $1,400 (15%), respectively, as compared to the same periods in the prior year. Total revenue increases noted above were partially offset by an increase in total expenses of $1,100 (10%) and $5,100 (16%) for the threeand nine-month periods ended March 31, 1998, as compared to the same periods in the prior year. The larger amount of debt required to finance the increased net investment during the three- and nine-month periods, as compared to the same periods in the prior year, has increased interest expense $700 (14%) and $2,900 (17%), respectively, and increased selling, general and administrative expenses $700 (20%) and $2,400 (25%), respectively, in the three- and nine-month periods ended March 31, 1998.

Insurance
---------
Insurance consists of Agway Insurance Company, a property and casualty insurance subsidiary, and Agway General Agency, a subsidiary which markets accident and health insurance and long-term care products.

Insurance net revenues of $6,700 and $20,500 for the three and nine months ended March 31, 1998, decreased $200 (3%) for the three months and increased $600 (3%) for the nine months as compared to the same periods in the prior year. The decrease for the three-month period is the result of lower investment income ($100) and lower agency income ($100). The increase for the nine-month period is the result of a combination of higher direct earned premiums and decreased reinsurance premium costs ($900) which were partially offset by lower investment income ($100) and lower agency income ($200).

Operating loss of $100 for the three months ended March 31, 1998, declined $200 as compared to an operating margin of $100 in the same period in the prior year. Operating margin of $100 for the nine months ended March 31, 1998, decreased $300 as compared to the same period in the prior year. The decreases were the result of increased losses and expenses and lower investment income which were partially offset by increased direct earned premiums, as noted above.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash Flows from Operating Activities
Cash generated from operations and external borrowings continues to be the Company's major ongoing source of funds. Net cash flows provided by operating activities of $27,400 for the nine months ended March 31, 1998, were slightly lower than the $28,700 generated over the same period in the prior year. Cash provided from earnings (net margin (loss) adjusted for non-cash items) decreased $17,100, and cash provided by working capital changes increased $15,900 in the nine-month period ended March 31, 1998, as compared to the same period in the prior year.

Cash Flows from Investing Activities
Net cash flows used in the Company's investing activities totaled approximately $55,800 for the nine months ended March 31, 1998, as compared to $45,800 for the nine months ended March 31, 1997, representing an increase in net cash outflow of $10,000. With reduced divestiture activity, principally at CPG, proceeds of $7,200 from businesses and fixed assets sold during the nine months ended March 31, 1998, were $21,000 less than the cash generated from the same activity during the corresponding period in the prior year. Acquisition of businesses in the current year has resulted in cash paid for businesses and fixed assets being $1,700 higher in the nine months ended March 31, 1998, as compared to the same period in the prior year. The foregoing were offset by several items, the largest of which was activity in investments in related cooperatives which required cash of $3,000 in the nine months ended March 31, 1998, as opposed to requiring cash of $12,100 in the nine months ended March 31, 1997, a comparative cash increase of $9,100.

Cash Flows from Financing Activities
Cash of $9,400 used to redeem stock represents an increase of $7,600 over the corresponding period in the prior year. Effective July 1, 1997, restriction on the redemption of $16,700 of preferred stock expired, of which $7,100 has been redeemed as of March 31, 1998. Net borrowings in the first nine months of 1998, as explained in detail below, increased $37,800 as compared to the comparable period in the prior year due primarily to the need to finance the above stock redemptions and investing activities not financed through operating activities.

The Company borrows money to finance its operations and the operations of all its continuing businesses and subsidiaries, except Telmark and Agway Insurance Company, through Agway Financial Corporation (AFC). External sources of short-term financing for the Company and all its other continuing operations include revolving credit lines, letters of credit, and commercial paper programs. Telmark and Agway Insurance Company finance themselves through operations or direct borrowing arrangements. Telmark is financed with a combination of short-and long-term credit facilities. In addition, Telmark has occasionally sold blocks of its lease portfolio. Sources of longer-term financing include the following as of March 31, 1998:

                                                                             Agway & AFC
                                                                              (excluding
   Source of debt                                                              Telmark)     Telmark        Total
   --------------                                                            -----------  -----------   ------------

   Banks - due 4/98 to 2/01, interest at a weighted average
     rate of 7.2% with a range of 6.0% - 8.4%..............................  $     2,100  $   127,000   $    129,100
   Insurance companies - due 5/98 to 4/04, interest at a weighted
     average rate of 7.2% with a range of 5.9% - 8.9%......................            0      167,005        167,005
   Capital leases and other - due 1998 to 2007, interest at a
     weighted average rate of 9.3% with a range of 6% to 12%...............       13,788           36         13,824
                                                                             -----------  -----------   ------------
       Long-term debt......................................................       15,888      294,041        309,929
   Subordinated money market certificates - due 10/98 to 10/08, interest
     at a weighted average rate of 8.2% with a range of 4.5% - 9.5%........      402,347            0        402,347
   Subordinated debentures - due 7/99 to 7/03, interest at a weighted
     average rate of 8.1% with a range of 6.0% to 8.5%.....................       20,995       37,862         58,857
                                                                             -----------  -----------   ------------
       Total debt..........................................................  $   439,230  $   331,903   $    771,133
                                                                             ===========  ===========   ============

For a complete description of the Company's credit facilities available at March 31, 1998, see Footnote 3 to the condensed consolidated financial statements.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 1.  Legal Proceedings
--------------------------
As previously reported in its Form 10-K, the Company submitted drafts of its risk characterization and remedial action plan reports on certain real property located in Acton, Massachusetts, for public comment in July 1997. The Company submitted final versions of those reports in April 1998 and anticipates submitting a draft of its remedy implementation plan report for public comment in June 1998. The Company currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
There were no reports on Form 8-K required to be filed during the three months ended March 31, 1998.

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





Date            May 1, 1998                     /s/ PETER J. O'NEILL
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