Form 10-K405
period 1998-06-30
AGWAY INC
filed 1998-08-27
CIK 2852

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
       ACT OF 1934 For the fiscal year ended June 30, 1998
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934
       For the transition period from          to
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
                                                   X
                                                  ---         ---
                                                  Yes         No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                               ---

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 21, 1998.

               Membership Common Stock, $25 Par Value - $2,554,000

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                                     Outstanding at August 21, 1998
       -------                                    ------------------------------
Membership Common Stock, $25 Par Value                     102,160 Shares

     PAGE 1 OF 143. EXHIBIT INDEX APPEARS ON SEQUENTIALLY NUMBERED PAGE 67.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FORM 10-K ANNUAL REPORT - 1998
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                              CROSS REFERENCE SHEET

                                                                                                               Page

                                     PART I
Items 1 & 2.     Business and Properties
                     General...................................................................................   3
                     Agriculture...............................................................................   3
                     Retail....................................................................................   5
                     Energy....................................................................................   6
                     Lease Financing...........................................................................   6
                     Insurance.................................................................................   6
                     Competition...............................................................................   7
                     Human Resources...........................................................................   8
                     Administrative............................................................................   8
                     Regulation................................................................................   8
                     Stockholder Membership and Control of Agway...............................................   9
                     Patronage Refunds.........................................................................  10
                     Retained Margin...........................................................................  10
Item 3.          Legal Proceedings.............................................................................  10
Item 4.          Submission of Matters to a Vote of Security Holders...........................................  11

                                                      PART II

Item 5.          Market for the Registrant's Common Equity and Related Stockholder Matters.....................  12
Item 6.          Selected Financial Data.......................................................................  12
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.........  13
Item 7a.         Quantitative and Qualitative Disclosures about Market Risk......................................26
Item 8.          Financial Statements and Supplementary Data...................................................  28
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........  28

                                                     PART III

Item 10.         Directors and Executive Officers of the Registrant............................................  60
Item 11.         Executive Compensation........................................................................  63
Item 12.         Security Ownership of Certain Beneficial Owners and Management................................  66
Item 13.         Certain Relationships and Related Transactions................................................  66

                                                      PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................  67

                 Signatures....................................................................................  77


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

Agway Financial Corporation (AFC), a wholly owned subsidiary of the Company, is a Delaware corporation incorporated in 1986 with principal executive offices located in Wilmington, Delaware. AFC's principal business activities consist of securing financing through bank borrowings and issuance of corporate debt instruments to provide funds to the Company and AFC's sole wholly owned subsidiary, Agway Holdings Inc. (AHI), and AHI's subsidiaries, for general corporate purposes. The payment of principal and interest on this debt is guaranteed by Agway. This guarantee is full and unconditional, and joint and several.

In an exemptive relief granted pursuant to a "no action letter" issued by the staff of the Securities and Exchange Commission, AFC, as a separate company, is not required to file periodic reports but does report summarized AFC financial information in the Company's financial statement footnotes.

Major subsidiary holdings of AHI include Agway Consumer Products Inc. (Agway Retail Services and Country Products Group), Agway Energy Products LLC and Agway Energy Services (Energy), Telmark LLC and subsidiaries (Lease Financing or Leasing), and Agway Insurance Company and Agway General Agency (Insurance).

AGRICULTURE

Agway Agricultural Products

Agway Agricultural Products (AAP) is comprised of six geographically-based enterprise units which provide animal feed, agronomic and farm supply products and services to farmers in their specific geographic markets. Each enterprise unit is responsible for management, operations, sales, billing, and customer service.

Animal Feeds: AAP operates 16 feed mills and 15 grind and mix facilities, principally in New York, Pennsylvania, and Vermont. These operations manufacture livestock and poultry feeds under Company formula and provide grain and ingredient brokerage services. Products are sold primarily through an Agway sales force, which actively calls on farmer- customers and responds to customer calls to any Agway facility. Production capacity is sufficient to meet market needs.

Agronomic Needs: AAP operates 110 agronomic blending plants and storage facilities. These operations manufacture, process, and procure crop-related products to be sold as direct shipments to customers, farmer-dealers, and wholesale accounts. The fertilizer operations in York and East Berlin, Pennsylvania, manufacture yard and garden fertilizers sold to dealers and distributors on the East Coast. Fertilizer grading equipment has been installed at East Liverpool, Ohio, and Kittanning, Pennsylvania, to sell to other commercial fertilizer customers. AAP sources substantially all of its fertilizer needs through CF Industries, Inc., a cooperative of which Agway is a member eligible for patronage refunds. AAP has a significant investment as a result of receiving part of its patronage refund in stock.

(Thousands of Dollars)


Agway Agricultural Products (continued)

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

Farm Supplies: While all Agway-owned retail stores (see Retail) carry farm supplies, yard and garden products, pet food and pet supplies, 65 store locations have a significantly heavier emphasis on farm supplies, due to their geographic location and customer base. These locations are managed by AAP and also coordinate the delivery of feed and crop- related products to farmers in their territory.

Research and Applied Technology: The scope of research has been expanded while reducing net expenditures. The research that had been conducted at the Agway Research Farm in conjunction with eleven other cooperatives through membership in the Cooperative Research Farms (CRF) was moved during 1998 to a facility owned by another member. All research at the Agway-owned facility has been concluded, and the facility will be sold. This change has moved the focus on research to the six geographically-based enterprise units, where various forms of research are being conducted in conjunction with universities, other suppliers, and farmers. During the years ended June 30, 1998, 1997 and 1996, net expenditures of $400, $700 and $600, respectively, were made on agricultural research activities by the Company as a whole.

Country Products Group

Country Products Group (CPG) operates five different businesses: produce operations, commodity processing and repack operations, bag manufacturing and printing, forage seed processing and food technology. All operations have sufficient capacity or have planned expansions to meet their operating requirements. The seed operation is seasonal in nature, with the majority of sales occurring in the spring.

The produce operations operated eight distribution facilities during 1998. They are located in DeWitt, Elba, and Chittenango, New York; Winder and Forest Park, Georgia; Tampa, Florida; and two in Plant City, Florida. These produce businesses specialize in the sale of consumer packages of potatoes, onions, and other vegetables to grocery store and food service outlets. During 1997, the operations previously handled by the Canastota and Chittenango facilities were consolidated to a new building in DeWitt, New York. The Canastota property was sold in July 1997, and the Chittenango property continues limited operations. Country Best Adams, LLC, was created in 1998 and is 80% owned by CPG. It operates in a newly constructed building in Winder, Georgia, and leases space at the Atlanta Market in Forest Park, Georgia. A truck brokerage office is located in Presque Isle, Maine, as well as a seed and tablestock potato marketing office.

The commodity processing and repack operations purchase certain commodities produced by members and other farmers and conduct processing and repacking operations as well as marketing, sales, and distribution of the end products. Principal commodities processed, sold, and distributed include edible dry beans, human edible sunflower seed, bird food, and flour. Edible dry bean processing plants are located at Caledonia, Geneva, and Moravia, New York. Sunflower processing and storage facilities, located at Grandin, North Dakota, produce and market human edible sunflower seed, hulled millet, wild bird food, and related products. During 1998, a major expansion of the sunflower facility was completed. A pastry flour mill is located in Churchville, New York.

A multi-walled bag printing and manufacturing plant, located in Wapakoneta, Ohio, supplies bags used by internal Agway customers and external customers, including Pro-Pet, LLC, a pet food manufacturer in which Agway has a minority interest and through whom Agway Retail sources its Agway-branded pet food products.

The seed operation produces, conditions, and markets forage seed. These facilities are located in Nampa, Idaho, and a new leased facility in Powell, Wyoming.

(Thousands of Dollars)


Country Products Group (continued)

During 1998, CPG formed a new food technology group which invests in various food technologies such as the preservation of fruits and vegetables.

From July through October 1996, two pet food manufacturing plants, located in Waverly, New York, and St. Marys, Ohio, produced small animal food products, which were distributed through the Agway retail store and franchised representative system, other cooperatives, and direct to users. In October 1996, all manufacturing ceased at the Waverly facility and was transferred to the Ohio operation. In November 1996, Agway sold its pet food manufacturing brands, business, and Ohio facility to Pro-Pet, LLC, of which Agway maintained an ownership share, and continued to source substantially all of its pet food needs from Pro-Pet, LLC. In June 1997, the Waverly facility was sold.

RETAIL

Agway Retail Services (ARS) provides support for wholesale purchasing, warehousing, and distribution activities to AAP and Agway's entire wholesale and retail system. ARS conducts retail sales and distribution activities through 178 Company-owned stores and 313 franchised representative stores located in all of Agway's primary states except Ohio. Of the Agway-owned stores, although all carry farm supplies, 113 locations, managed by ARS, are in more suburban areas and therefore have a greater emphasis on yard and garden products, pet food and pet supplies. The other 65 Agway- owned stores have a significantly heavier emphasis on farm supplies and are managed by AAP. The franchised representative stores are authorized to sell Agway-branded products and, along with Agway-owned stores, are located in areas where a retail market presence is deemed desirable.

The retail system is focused primarily on three product categories: farm-related products, yard and garden products, and pet food and pet supplies. ARS additionally generates sales of animal health products directly to farmers through a mail-order catalog service which complements the Agway retail system. The farm-related and yard and garden products are seasonal, with the majority of sales and demand on working capital generated in late winter and spring. ARS has a long-term logistics agreement with Ryder Integrated Logistics (RIL) to manage its distribution of products, which includes two distribution centers, located in Elizabethtown, Pennsylvania, and Westfield, Massachusetts.

During the past two years, ARS has been executing a business plan that includes upgrading or relocating existing store locations, store expansion, acquisitions, construction of new store locations, and improving merchandising and marketing. Additionally, ARS exited the power equipment lines in most locations and has completely exited the frozen food product line.

In 1998, Retail initiated a reorganization of the structure of its business to support a strategy designed to better serve the needs of customers through three distinct distribution channels: direct, wholesale, and retail. This reorganization takes effect in fiscal 1999 and allows each channel to focus on the needs of their particular customer. The direct channel focuses on serving farmers by shipping basic farm supplies in bulk directly to the farm. The wholesale channel serves independent dealers through a wholesale sales force. The retail channel serves consumers through company-owned stores and franchisees. Finally, ARS has completed the development of a new franchise program which will be fully implemented in 1999 and is anticipated to gain a consistent representation of the Agway brand throughout the entire retail store system.

(Thousands of Dollars)


ENERGY

Energy is Agway Energy Products LLC (AEP), a Delaware limited liability company wholly owned by AHI. Agway Petroleum Corporation, a former New York subsidiary of AHI, merged into the newly formed AEP on July 1, 1998. AEP is a full service energy company providing energy products and services to residential, farm, and business customers. AEP manages a portfolio of businesses in distinct regional geographic markets. These geographic regions exist in New York, Pennsylvania, New Jersey, and Vermont. The businesses AEP is engaged in are oil delivery; propane delivery; heating, ventilating and air conditioning (HVAC) equipment installation and services; natural gas and electricity marketing; power fuel delivery; and retail stations. A product emphasis on oil and propane heating fuels creates seasonal increases in sales and working capital requirements in the fall and winter months. All products are purchased from numerous suppliers or through open market purchases.

During 1998, AEP owned and operated 7 terminals with storage capacity of approximately 2.3 million barrels of product. AEP operates 96 retail distribution centers, located throughout its operating territory. AEP also distributes petroleum products through approximately 80 distributors and resellers. Facilities are sufficient to meet the current operating requirements of the business. In March 1997, AEP began marketing natural gas to residential and small commercial customers in New York through a sister subsidiary, Agway Energy Services LLC (a wholly owned subsidiary of AHI).

LEASE FINANCING

Telmark LLC (Telmark), a Delaware limited liability company wholly owned by AHI, and its consolidated subsidiaries finance equipment, buildings, and vehicles to farmers and other customers in rural communities. Telmark Inc., a former New York subsidiary of AHI, merged into the newly formed Telmark on July 1, 1998. Telmark operates a captive sales force as its primary distribution system in 29 states in the eastern and midwestern United States. Telmark transacts business in the continental United States and Canada through a separate division, Telease Financial Services, which generates business directly from farm equipment dealers and from brokers. TFS Limited is a Canadian corporation which conducts certain lease transactions with Canadian customers. Telmark Lease Funding I, LLC was established solely to enable a lease securitization financing entered into during 1997. Telmark Lease Funding Corp. I was organized in 1997 as a New York corporation, which, effective July 1, 1998, was merged into Telmark Lease Funding I, LLC, a Delaware limited liability company.

As of June 30, 1998, Telmark had approximately $512,700 of leases outstanding with persons other than Agway and its subsidiaries, net of unearned interest and finance charges of approximately $175,800. Telmark finances its operations and lease portfolio growth through borrowings under its lines of credit, private placements of debt with institutional investors, sales of debentures to the public, or lease securitizations. (See Cash Flows from Financing Activities - Telmark under Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7).) As a result of Telmark issuing subordinated debentures to the public, it files periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

INSURANCE

Agway Insurance Company (Insurance) is a New York property and casualty company wholly owned by AHI. This company is authorized to write insurance as specified in the New York Insurance Law, Sections 1113 and 4102(c), and currently writes insurance in 10 eastern states from the Insurance headquarters in DeWitt, New York. Lines of insurance sold include Farmowners, Homeowners, Farm Commercial and Personal Auto Liability and Physical Damage, and miscellaneous commercial policies that support the agricultural marketplace. The Agway General Agency (Agency) markets medical, long-term care, life and other products designed by non-affiliated companies for the agricultural marketplace. In addition, Agency provides administrative management services to Agway business units including claims, risk, facilities, data processing and payroll/benefits management.

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

Country Products Group: CPG competes with a large number of firms of all sizes and types in most of its product categories. The principal factors of competition in the produce operations are product quality, efficiencies in product distribution, concentration in selected markets, and current market pricing. In the product lines of dry beans, tablestock and seed potatoes, flour, and bag printing and manufacturing, CPG does not occupy a major position in national markets. The bird food products are primarily marketed to the Agway retail store and franchised representative system and other cooperatives, and compete based on product quality. The human edible sunflower seed and hulled millet are marketed internationally and compete on the basis of product variety and quality. The seed business competes on the basis of technical expertise and product performance.

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

ENERGY

AEP competes in the residential, farm, and commercial markets with a large number and variety of competitors, ranging from major oil companies to local fuel oil distributors and HVAC service companies. The principal methods of competition are service, quality, and price. AEP continues to maintain its competitive position in the energy industry in the geographic areas where it perceives its market goals can be achieved.

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

(Thousands of Dollars)


INSURANCE

Insurance competes with major direct writers, national agency companies, and smaller regional insurance carriers. Insurance utilizes an independent agency distribution system to market insurance products and services for the benefit of the farm and rural community. Growth opportunities come through the development of specialty products for the agricultural community, professional agency recruitment, and dedication of marketing resources to targeted rural markets.

HUMAN RESOURCES

Agway and its subsidiaries employ approximately 7,000 persons, 2,300 of which are part-time. There are approximately 130 employees represented by two different unions with six existing union contracts. The Company enjoys satisfactory relations with both its union and nonunion employees as a result of competitive wage, health, and benefit programs.

ADMINISTRATIVE

The Company's principal administrative office is located at 333 Butternut Drive in DeWitt, New York. It occupies approximately 180,000 square feet under terms of a lease with 9 remaining years with two 10-year renewal options. In addition, under a 5-year renewable lease, ARS occupies approximately 80,000 square feet of administrative office space located at 301 Plainfield Road, Syracuse, New York.

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

As part of its long-term environmental protection program, the Company spent approximately $800 in fiscal 1998 on capital projects. The Company expects to incur $600 to complete its compliance with EPA Underground Storage Tank (UST) regulations that become effective in December 1998. See Note 12 to the consolidated financial statements.

(Thousands of Dollars)


STOCKHOLDER MEMBERSHIP AND CONTROL OF AGWAY
The membership of Agway consists of farmers or cooperative organizations of farmers (members) who are record holders of one share of Membership Common Stock of Agway and who purchase farm supplies or farm services or market farm products through Agway or franchised representatives. Present membership is approximately 75,000 farmers.

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

The Company has presently two classes of capital stock outstanding, preferred and common. The series of preferred stock are: 6% Cumulative Preferred Stock, Series A ($100 par value); 8% Cumulative Preferred Stock, Series B ($100 par value); 8% Cumulative Preferred Stock, Series B-1 ($100 par value); and 7% Cumulative Preferred Stock, Series C ($100 par value) owned by members of Agway, the Agway Inc. Employees' Thrift Investment Plan, and the general public. The Honorary Member Preferred Stock, Series HM ($25 par value), is held only by former Agway members. The Membership Common Stock ($25 par value) is held only by active farmers who are patrons of Agway.

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

The Board of Directors currently numbers 15 persons, all of whom are nominated on a district representation basis by 90 Agway Geographic Member Committees representing members within the 15 Director Districts. At each annual meeting of the Company, the stockholders elect five directors to fill the vacancies resulting from the expiration of the terms of district directors and each director so elected holds office for a term of three years. Although the directors are nominated on a district representation basis, the persons so nominated are elected by the vote of all members.

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

(Thousands of Dollars)


PATRONAGE REFUNDS
The By-laws of the Company provide that, after the close of each fiscal year, members and so-called "contract patrons" shall be paid patronage refunds in cash in an amount equal to realized net margin of the Company (computed on a tax basis) derived from sales of feed, agronomic products, and selected eligible farm supplies to members for the fiscal year after deduction of (a) such reasonable reserves as the Board of Directors may determine to be necessary for operating purposes and (b) amounts paid or set aside for payments as dividends on issued and outstanding stock of the Company, provided that the total of such refunds paid shall not exceed the total net margin attributable to purchasing business conducted with such members and contract patrons during the fiscal year. (The term "purchasing," as referred to herein, refers to the buying of Agway farm supplies by Agway members or contract patrons.) Each member or contract patron shares the total patronage refunds in the proportion in which his/her purchases of farm supplies transacted for the year directly with the Company, as well as through Agway representatives, bears to the total farm supply business transacted with all such members and contract patrons in such year. No patronage refunds are payable with respect to marketing business done through Agway except on a contract basis.

Pursuant to the Company's By-laws, the Board of Directors has authorized the Company to enter into patronage refund contracts with the following contract patrons: certain departments or agencies of state governments and political subdivisions; the Federal Government; and charitable, religious, and educational institutions engaged in the production or utilization of agricultural products. The business done with such contract patrons currently represents less than 1% of the Company's annual sales volume.

RETAINED MARGIN
All net margin (gross receipts reduced by all operating expenses) of the Company remaining after provision for the payment of applicable income taxes, the payment of dividends on issued and outstanding stock of the Company, the payment of patronage refunds from purchasing activities, as well as all net margin from the business activities of predecessors in interest to the Company retained as reasonable reserves, represent the Retained Margin of the Company.
Such Retained Margin consists of:

(1) That portion of member margin (net margin derived from purchasing business with members) undistributed to member-patrons.
(2) Residual net margin attributable to nonmember patron business and to marketing operations.
(3) All other income, including earnings from non-agricultural divisions and subsidiaries as well as dividends and interest from investments.

Item 3.  Legal Proceedings
The Company and its subsidiaries are not involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business except the following:

In August 1994, the Environmental Protection Agency (EPA) notified Motor Transportation Services, Inc. (MTS), a dissolved wholly owned subsidiary of AHI, that the EPA has reason to believe that MTS is a potentially responsible party
(PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) at the Rosen Site, Cortland, New York. The EPA requested that MTS and other PRPs participate in the ongoing Remedial Investigation/Feasibility Study (RI/FS) for the Rosen Site. MTS believes that its involvement at the Rosen Site, if any, is minimal and responded accordingly to the EPA's request. In a related matter, other PRPs at the Rosen Site, Cooper Industries, Inc., et al., filed a complaint under CERCLA against the Company, MTS and other alleged PRPs at the Rosen Site in the U.S. District Court, Northern District of New York, in June 1992, seeking reimbursement for the cost of the ongoing RI/FS. The Company and MTS believe the relief sought by Cooper Industries, Inc., et al. is unjustified and are contesting the allegations in the lawsuit. In March 1998, the EPA issued a unilateral administrative order to the PRPs, including the Company and MTS, for a removal action at the Rosen Site. The Company and MTS have notified the EPA that they will comply with the order by cooperating with the other PRPs to assure that the removal action is performed. The Company does not believe that adjustments, if any, will be material in relation to the consolidated financial position of Agway.

In December 1985, it was asserted by the Massachusetts Department of Environmental Protection (MDEP) that certain real property located in Acton, Massachusetts, previously owned by Agway is contaminated and that Agway and the current owner of the property are responsible for the cost of investigating and cleaning up environmental contamination at the property. In September 1993, Agway entered into an Administrative Consent Order with the MDEP pursuant to which Agway performed a phase II comprehensive site assessment. In March 1995, Agway and the current owner entered into a settlement agreement whereby Agway agreed, at Agway's expense, to complete any additional assessment, containment, removal or remediation actions at the property. The current owner agreed to cooperate with Agway in achieving a permanent solution satisfactory to the MDEP and in compliance with the MDEP's requirements. Agway prepared a risk assessment scope of work that was approved by the MDEP, and the MDEP also approved reclassification of the site. Agway finalized, in April 1998, its risk characterization and remedial action plan reports and, in July 1998, its remedy implementation plan report. The Company currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

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

In April 1997, the EPA notified Agway Petroleum Corporation (APC--predecessor to Agway Energy Products LLC) that the EPA has reason to believe that APC is a PRP under CERCLA at the Friedrichsohn's Cooperage, Inc. Superfund Site, Waterford, NY. In August 1997, the EPA demanded that APC and other PRPs reimburse it for payment of approximately $1,800 in cleanup costs. According to the EPA's revised waste-in list for the site, the EPA has attributed approximately 1.68% of the total drums associated with the drum reconditioning operations at the site to APC. Based on prior information provided by the EPA to APC and APC's investigation of its involvement at the site, APC believes that its involvement at the site is minimal and responded to the EPA's demand accordingly. The Company does not believe that adjustments will be material in relation to the consolidated financial position of Agway.

While the Company is not depending on contributions from insurance or third parties in determining its reserves for environmental clean-up liability, the Company will determine on a site-by-site basis whether such a contribution claim is warranted.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders for the three months ended June 30, 1998.

                                     PART II

Item 5.  Market  for  the  Registrant's Common  Equity  and  Related Stockholder
         Matters

(a)   Principal Market:
      There is no market for the equity securities of the Company other than through its current practice of repurchasing outstanding securities at par ($25) whenever registered holders thereof elect to tender them for redemption.
(b)   Approximate Numbers of Holders of Common Stock:
      The number of holders of record of the Company's Common Stock, as of August 21, 1998, is 102,160, of which 27,428 shares have been called for those holders no longer meeting the membership eligibility requirements as identified in Section 2.1(a) in the By-Laws of Agway Inc.
(c)   Dividends Paid:
      An annual 6% dividend, or $1.50 per share, was paid on the Company's Common Stock in 1998 and 1997. (d) Limitations on Ownership and Availability of Net Margin to Membership Common Stockholders:
      Refer to Stockholder Membership and Control of Agway and Patronage Refunds under Business and Properties (Items 1 and 2).

Item 6.  Selected Financial Data

The following Selected Financial Data of the Company and Consolidated Subsidiaries has been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, whose report for the years ended June 30, 1998, 1997 and 1996 is included elsewhere in the Form 10-K, and should be read in conjunction with the full consolidated financial statements of the Company and Notes thereto.

                                                   (In Thousands of Dollars Except Per Share Amounts)
                                -----------------------------------------------------------------------------------
                                                                   Years Ended June 30
                                -----------------------------------------------------------------------------------
                                    1998              1997              1996             1995              1994
                                ------------      ------------     -------------     ------------     -------------
Net sales and revenues (1)...   $  1,562,943      $  1,671,714     $   1,663,085     $  1,592,857     $   1,695,129

Margin (loss) from
   continuing operations (2).   $     12,798      $     10,670     $      11,147     $     (7,800)    $         555

Net margin (loss) (2)(3)(4)..   $     41,754      $     10,670     $      12,662     $    (15,730)    $      (3,445)

Total assets (1).............   $  1,418,231      $  1,300,261     $   1,245,891     $  1,225,193     $   1,273,958

Total long-term debt ........   $    354,529      $    330,371     $     291,666     $    268,310     $     253,104

Total long-term subordinated
   debt......................   $    462,196      $    438,127     $     414,927     $    399,064     $     407,144

Cash dividends per share
   of common stock ..........   $       1.50      $       1.50     $        1.50     $       1.50     $        1.50

(1) Certain amounts reported in fiscal years ended June 30, 1994-1997, have been reclassified to conform to the current year presentation.
(2) The  1994  data   reflects  a  $6,065  credit  before  taxes  from  business restructuring; 1995 data reflects a credit before taxes from business restructuring of $3,248; and 1996 data reflects a $1,943 credit before taxes from business restructuring.
(3) The 1994 data reflects an after-tax operating loss of $4,000 from discontinued operations; 1995 data reflects an after-tax loss of $12,360 in discontinued operations related to Hood and an after-tax gain on the sale of Curtice Burns of $4,430; and 1996 data reflects an after-tax gain on the sale of Hood of $1,515, net of operating losses until the time of sale.
(4) Effective July 1, 1997, the Company changed its method of determining the market-related value of its plan assets under Statement of Financial Accounting Standards (SFAS) No. 87, "Accounting for Pensions." A cumulative effect adjustment, net of tax, of $28,956 increased net margin in 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                             (Thousands of Dollars)


The following discussion refers to Agway Inc. and Consolidated Subsidiaries and should be read in conjunction with Selected Financial Data (Item 6) and the Consolidated Financial Statements of the Company and Notes thereto (Item 8), specifically Financial Information Concerning Segment Reporting (Note 15) and Discontinued Operations (Note 19). The purpose of this discussion is to outline the most significant factors having an impact upon the results of operations, the liquidity, and the capital resources of the Company for fiscal years ended June 30, 1996 through June 30, 1998.


RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

CONSOLIDATED RESULTS

The Company's net margin of $41,800 for 1998 is a $31,100 (291%) increase from a net margin of $10,700 in 1997. The $31,100 increase includes a net cumulative effect adjustment for a pension accounting change of $29,000 (see Note 14 to the consolidated financial statements) and a $2,100 (20%) increase from continuing operations as compared to 1997. The continuing operations margin increase represents an $8,600 pre-tax increase from 1997 offset by a $6,500 increase in tax expense as compared to 1997.

The net business unit pre-tax operating results decreased by $6,400 and are discussed below by business segment. Additionally, net corporate expenses increased $1,200 as compared to the prior year. The net corporate expense increase was principally due to a net $2,000 increase in corporate self-insurance costs based on liability claims outstanding and actuarial estimates of reserve development. These declines in pre-tax operating results were more than offset by the growth of the net pension asset recognized in the income statement during 1998, which was higher by $16,200 as compared to 1997. Of the pension-related increase, $15,000 was due to the change in accounting noted previously. It is anticipated that, due to a pension plan amendment effective July 1, 1998 (see Note 14 to the consolidated financial statements), the pension income in future years would be at historical levels.

Consolidated net sales and revenues of $1,562,900 decreased $108,800 (7%) in 1998 compared to $1,671,700 in 1997. The decrease is primarily from the Energy segment ($102,000) due to a combination of reduced costs for petroleum products resulting in lower selling prices and reduced volume from the warmer winter season as compared to the prior year. The Retail segment experienced lower sales ($16,000) as this operating unit has refocused their business and exited specific product lines. These decreases to sales were offset slightly by increased lease revenues in Telmark ($8,500).

Consolidated operating expenses of $1,520,300 decreased $122,600 (7%) compared to $1,642,900 in 1997. The decrease is primarily due to the decreased product costs and the reduced variable operational costs associated with the lower sales levels noted above. These decreases were partially offset by additional costs associated with volume growth in the lease portfolio in 1998. Selling, general and administrative expenses were consistent with the prior year.

Other income, net, of $13,400 decreased $5,400 (29%) compared to $18,800 in 1997. The decline was substantially due to receiving less patronage refund from a cooperative supplier in 1998 as compared to 1997.

Income tax expense of $12,400 and $5,900 in 1998 and 1997, respectively, resulted in effective tax rates of 49.2% and 35.7%, respectively. The increase in the effective rate is mainly attributable to the change in adjustments made in the prior years' tax liabilities (see Note 9 to the consolidated financial statements). Tax expense associated with the cumulative effect adjustment totaled $16,500 and is reflective in the net adjustment amount.

AGRICULTURE

Total sales and revenues of $769,700 in 1998 decreased by $1,600 (.2%) compared to $771,300 in 1997. AAP sales and revenues decreased $27,800 (5%) and CPG sales and revenues increased $26,200 (17%) in 1998 as compared to 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
                             (Thousands of Dollars)


AGRICULTURE (continued)

Despite AAP increased feed volume (5%) over the prior year, the decrease in pricing levels of feed products has resulted in an overall decrease in total feed sales compared to 1997. Crop sales declined compared to last year, largely due to a similar decrease in pricing level of products as in feed. Even though crops sales dollars were down, volume increases were experienced principally in fertilizer (8%), seed corn units (7%), and soybean seed units (37%). AAP farm stores experienced a decline in sales due to a planned reduction in the sale of power equipment and the discontinuation of the frozen food business as well as an increased emphasis on bagged feed delivery routes has continued to lower sales.

The increase in CPG sales resulted from strong sales growth in its produce operations of $32,000 (44%) compared to 1997. This growth in produce resulted substantially from an acquisition of a business and the formation of Country Best Adams during the first quarter of 1998. Additionally, an increasing customer base at the seed operation, principally other cooperative and wholesale businesses, has increased sales by $6,200 (39%) as compared to the prior year. Sales growth at CPG has been partially offset by the elimination of sales from the pet food business by $11,400, which was sold in the prior year to Pro-Pet LLC, a company in which CPG has a minority interest.

The Agriculture segment's operating margin of $7,600 increased $4,400 as compared to $3,200 in 1997. AAP operating margin increased $700 (37%) and CPG increased $3,700 (71%) in 1998 compared to 1997.

AAP's operating loss of $1,300 in 1998 represents an improvement of $700 (35%) from an operating loss of $2,000 in 1997. The reduced loss as compared to the prior year resulted from improved operating margins in Direct Marketing of $9,000. The improvement in gross margins is principally due to lower unfavorable experience with exchange-traded futures ($5,600) and improved margins in the seed business ($2,400) as the result of growth in the commercial vegetable seed business. These improved margins were mostly offset by (1) increased losses in Enterprise operations of $4,900 due principally to reduced margins in feed and crop sales and (2) increased net support costs of $3,400. Increased net support costs are due to reduced patronage income ($5,100), largely due to lower CF Industries Inc. earnings, offset by a non-recurring charge ($1,500) incurred in the first quarter last year for the adoption of a new accounting policy regarding the improvement of long-lived assets.

CPG's operating margin of $8,900 in 1998 represents a $3,700 (71%) increase from an operating margin of $5,200 in 1997. Operating improvements in a variety of CPG business operations during 1998 resulted in increased margins over 1997. In the produce operation, operating margins increased $2,600 principally from potatoes, onions and strawberries product lines. The Pro-Pet LLC investment and net charges in the prior year on the sale of the pet food manufacturing brands and businesses improved margins in 1998 over the prior year by $1,400 as the benefits of better inventory management and cost savings from the joint venture were realized. All other CPG business had a net improvement ($300) over last year. Initial start-up costs associated with new operations decreased margins by $600.

RETAIL

Total sales and revenues of $251,600 in 1998 decreased $16,000 (6%) compared to $267,600 in 1997. The decrease is the result of Retail's continued focus on its three primary product categories: yard and garden, pet food and pet supplies, and farm-related products. An outcome of this focus is reduced sales during 1998 through a planned reduction of the power equipment business at most retail locations ($7,100) and the discontinuation of the frozen food product line ($3,800). Additionally, sales associated with bag feed and fertilizers, and farm supplies declined ($6,000) principally due to an increasing amount of farmers' needs being supplied by farm supply stores managed by AAP. Increased sales were experienced from several nursery acquisitions during 1998 ($5,900). This increase was partially offset ($5,000) by reduced sales from closed stores, lower franchisee volume, which was negatively impacted by the implementation of a new franchisee program during 1998, and a net decline in all other primary product categories.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
                             (Thousands of Dollars)


RETAIL (continued)

Retail's operating loss of $2,700 in 1998 represents a decrease in earnings of $7,900 (152%) from an operating margin of $5,200 in 1997. Gross margin dollars declined $2,500 in 1998 as compared to 1997. The nursery product lines showed strong growth in margins ($2,500), particularly through acquisitions. However, the planned product line reductions noted above decreased margins by $2,900 and net declines of $2,100 were experienced in the margins of all other primary product lines. Overall, gross margin percentage improved 2% despite the dollar reductions. Total expenses increased $4,100 as compared to last year due principally to increased costs from new business locations ($2,500) and non-recurring costs ($600) associated with business restructuring in Retail. Other revenue, principally from the sale of surplus properties, also declined $1,300 as compared to the prior year.

ENERGY

Total sales and revenues of $505,100 in 1998 decreased $102,000 (17%) compared to $607,100 in 1997. Reduced commodity cost for petroleum products in the current year allowed for reduced selling prices to customers. The lower selling prices decreased sales by $54,100 compared to 1997. Total unit volume sold of all products decreased 10.5% resulting in sales decline of $56,200, mostly in the residential sales of heating oils and propane. This decline was mainly caused by the current year's winter season being 8% warmer, based on degree-days, compared to 1997. These declines were slightly offset by increases in sales of $8,300 from a growing natural gas product line for both residential and commercial customers and from an increase in service revenues as Energy continues to emphasize its technical strength in servicing heating, ventilating, and air-conditioning equipment.

Energy's operating margin of $15,200 in 1998 represents a decrease of $4,300 (22%) from an operating margin of $19,500 in 1997. The lower sales dollars, noted above, partially offset by stronger gross margin rates, reduced overall gross margin dollars on all products by $6,900 as compared to 1997. Operating expenses declined by $2,000 in 1998 as compared to 1997. Total distribution costs were lower in part due to the decline in volume and in part due to initiatives to lower its delivery costs of products and to reorganize how Energy manages the markets it serves.

LEASE FINANCING

Total revenues of $65,500 in 1998 increased $8,600 (15%) compared to $56,900 in 1997. The increase is attributable in part to a $49,900 (11%) increase in net leases and notes during 1998 as compared to 1997. Increases in the lease portfolio resulting from new booked volume of $227,300 in 1998 and $231,000 in 1997 exceeded lease reductions from collection and net bad debt expense of $177,400 and $159,800 in 1998 and 1997, respectively. The net increase in new booked volume has the effect of increasing revenues. Total revenues, as a percentage of average net leases and notes, decreased slightly from 13.7% in 1997 to 13.5% in 1998.

Operating margin of $15,400 in 1998 represents an increase of $2,400 (18%) from an operating margin of $13,000 in 1997. The increase in total revenues noted above was partially offset by increased interest cost of $3,400 (14%), increased SG&A costs of $3,100 (25%) and a decrease in the provision for credit losses of $400 (5%) in 1998 as compared to 1997. While the average cost of interest paid on debt decreased from 7.5% to 7.2%, interest costs increased due to increased borrowings required to finance the growth of the lease portfolio. The SG&A expense increase was primarily the result of additional personnel and incentives paid relating to the additional new business booked and increased travel costs as the Company expands its territory.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
                             (Thousands of Dollars)


INSURANCE

Total net revenues of $27,300 in 1998 increased $300 (1%) compared to $27,000 in 1997. From 1997 to 1998, sales of the Insurance Company's core product offerings increased 3%, while depopulation of mandatory assigned risk automobile pools resulted in a 27% decrease in premiums allocated to the Insurance Company. In Agency, 1998 sales of long-term care and other insurance products continued to increase, while revenue related to medical products continued to decrease. Ongoing healthcare regulatory activity and rising medical costs are expected to depress future medical product sales.

During 1998, the Insurance Company experienced an operating gain of $200 compared to $1,200 in 1997. The 1998 results were impacted principally by an increase in commission expense of $900. In addition, net claims losses increased slightly in 1998 compared to 1997. This resulted from lower 1998 reinsurance recoveries as the Insurance Company experienced more favorable claims severity and frequency results in 1998 compared to 1997. The Agency experienced an operating loss of $500 in 1998 and 1997. This is principally related to expenses associated with the Agency's provision of administrative management services to Agway business units. The $300 decrease in 1998 Agency net revenues from sales of medical products was offset by a $300 decrease in selling, general and administrative expenses attributable to the medical product.


1997 COMPARED WITH 1996

CONSOLIDATED RESULTS

The Company's net margin of $10,700 for 1997 is a $2,000 (16%) decline from a net margin of $12,700 in 1996. The $2,000 decline reflects a $1,500 decrease in gain on sale of discontinued operations and a $500 decrease from continuing operations as compared to 1996. The continuing operations margin decline represents a $4,500 pre-tax decrease offset by a $4,000 decline in tax expense as compared to 1996. The 1997 pre-tax results, despite an overall decline from 1996, reflect operational improvements in AAP Enterprise operations and in all other business units, an increase in pension credit, and a decline in interest expense in 1997 as compared to 1996. These improvements to pre-tax results in 1997 were more than offset by (1) decreased gross margins that resulted from a combination of increased commodity costs and unfavorable experience with exchange-traded futures and options; (2) net charges from the current year sale of the pet food manufacturing brands and businesses of the Country Products
Group (CPG) as compared to significant gains on the sale of CPG businesses generated in the prior year; and (3) a charge for the adoption of a new accounting pronouncement on the impairment of long-lived assets.

Consolidated net sales and revenues of $1,671,700 increased $8,600 (.5%) in 1997 compared to $1,663,100 in 1996. The increase is primarily from higher sales prices in Agriculture and Energy due to increased product costs in 1997 for feed products, heating oil, diesel fuel, and propane as compared to 1996. In addition, an increase in volume was experienced, particularly in AAP seed, fertilizer, and certain feed products; Energy bulk commercial sales; and Telmark lease volume. These increases to sales more than offset significant declines in sales at CPG and ARS as these business units have refocused their businesses and exited several businesses or product lines. AAP's direct marketing feed sales also experienced significant declines in 1997 over 1996 due to lower wheat yields in the Northeast.

Consolidated operating expenses of $1,642,900 increased $15,500 (1%) compared to $1,627,400. The increase is primarily due to increased product costs noted above and the additional costs associated with volume growth in Telmark's lease portfolio in 1997. The Company's Insurance operations reduced operating expenses $4,700 (22%) in 1997 as compared to 1996 from improved underwriting results. Selling, general and administrative expenses (SG&A) have decreased $5,300 (4%) in 1997 as compared to 1996. The declines reflect the ongoing reduction of costs, resulting from prior decentralization efforts and management's continued efforts to reduce these costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
                             (Thousands of Dollars)


CONSOLIDATED RESULTS (continued)

The Company's interest expense, net of interest income, of $31,000 in 1997 decreased by $2,100 (6%) compared to $33,100 in 1996. Average Company debt levels and cost of debt in 1997 were the same as compared to 1996. Additionally, prior year interest assessments in the settlement of federal and state income tax audits inflated the 1996 net interest expense.

Other income, net, of $18,800 increased $400 (2%) compared to $18,400 in 1996. The Company received an increase in its patronage refund received from a cooperative supplier in 1997 as compared to 1996. This increase was partially offset by a gain on the sale of an investment in 1996 that did not recur in 1997.

Income tax expense of $5,900 and $9,900 in 1997 and 1996, respectively, resulted in effective tax rates of 35.7% and 47.1%, respectively. The decrease in effective rate is mainly attributable to adjustments made in the current year to prior years' tax liabilities. See Note 9 of the financial statements of the Company for more details.

AGRICULTURE

Total sales and revenues of $771,300 in 1997 decreased by $98,800 (11%) compared to $870,100 in 1996. AAP experienced a $41,200 (6%) decline in sales and revenues while CPG declined $57,600 (27%) in 1997 as compared to 1996.

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

The Agriculture segment operating margin of $3,200 in 1997 decreased $20,200 (86%) as compared to $23,400 in 1996.

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


AGRICULTURE (continued)

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

RETAIL

Total sales and revenues of $267,600 in 1997 decreased $17,300 (6%) compared to $284,900 in 1996. The decrease is the result of Retail's continued changes to focus on its three primary product categories: yard and garden, pet food and pet supplies, and farm-related products. During 1997, the combination of exiting the power equipment business at additional locations, completely exiting the frozen food business, and entering into an agreement with a third party to sell water systems and pay Retail a commission has resulted in an $8,800 decrease in sales in 1997 as compared to 1996. Partially offsetting these declines is a $5,000 improvement in Retail's yard and garden business. Additionally impacting sales was a mild and relatively snow-free winter in many parts of the Northeast, which reduced by $3,700 the bird food and ice melter salt sales. Finally, a decline in sales of farm-related products was experienced by Retail during 1997 as compared to 1996 as farm supply stores managed by AAP are supplying an increasing amount of the farmers' supply needs.

The Retail operating margin of $5,200 in 1997 increased $300 (7%) compared to $4,900 in 1996. The realignment of products, particularly the increase in yard and garden sales, has increased the gross margin percentage for ARS in 1997; but the overall reduction in sales noted above has resulted in a decrease in total gross margin dollars in 1997 compared to 1996. This was more than offset by a 3% decrease in costs, principally SG&A expenses.

ENERGY

Net sales and revenues of $607,100 in 1997 increased $61,100 (11%) as compared to $546,000 in 1996. The increase was due to higher commodity prices in heating oils and diesel fuel as a result of strong demand and low inventory in the industry. These higher costs increased the average selling price of all products by 4.6% in 1997 as compared to 1996. Additionally, total unit volume sold of all products increased 6.3% in 1997 as compared to 1996, despite 1997 being 7.5% warmer than in 1996 based on degree days. The major component of the volume increase was the result of significant increases in bulk unit sales in heating oils and diesel fuels during 1997 as compared to 1996.

Energy's operating margin of $19,500 in 1997 increased $3,400 (21%) compared to $16,100 in 1996. Overall, product margins in 1997 were comparable with 1996 mainly due to the increased volume at a lower margin rate. The higher product costs during 1997 could not be fully recovered through increased selling prices, particularly in heating oil and diesel fuels. Total operating expenses decreased $3,400 in 1997 compared to 1996. The decreases were experienced in distribution and SG&A expenses and were the result of the combination of lower freight costs, lower amortization of intangibles, and improved management of these costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
                             (Thousands of Dollars)


LEASE FINANCING

Total revenues of $56,900 in 1997 increased by $8,300 (17%) as compared to $48,600 in 1996. The increase is attributable primarily to the $71,200 (19%) increase in net leases and notes during 1997 as compared to 1996. Interest and finance charge income, as a percentage of average net leases and notes, increased slightly from 12.9% in 1996 to 13.0% in 1997.

Operating margin of $13,000 in 1997 increased $1,400 (12%) as compared to $11,600 in 1996. The increase in total revenues was partially offset by increased interest cost of $3,200 (16%), increased SG&A costs of $2,700 (27%), and an increase in the provision for credit losses of $900 (14%) in 1997 as compared to 1996. The average cost of interest paid on debt for Telmark remained unchanged at 7.5% for 1997 and 1996. The increased SG&A expenses in 1997 are primarily due to increased payroll costs and increases in advertising costs.

INSURANCE

Insurance net sales and revenues of $27,000 in 1997 increased $1,600 (6%) as compared to $25,400 in 1996. The increase resulted from an increase in direct premiums written and a reduction in reinsurance costs in 1997 as compared to 1996.

The operating margin of $700 in 1997 increased $6,000 (113%) as compared to the net loss of $5,300 in 1996. The increase has substantially been the result of improvement in loss development. Insurance experienced losses on a more historical level during 1997. Adverse development in older claims and certain unusually large farmowner and auto liability casualty losses in 1996 did not occur in 1997.

DISCONTINUED OPERATIONS

The 1996 results from discontinued operations reflect a net gain of $2,100 on the sale of H.P. Hood Inc. (Hood) and a net loss of $600 on its operations through the date of sale.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations and external borrowings continues to be the Company's major ongoing source of funds to finance capital improvements, business acquisitions, shareholder dividends, and a growing lease portfolio at Telmark. During the two-year period ended June 30, 1997, significant additional cash was generated from the sale of businesses, particularly at CPG and with Agway's discontinued operations.

                                                                       1998             1997              1996
                                                                   ------------      -----------      ------------
Net cash flows from/(used in)
      Operating activities......................................   $     43,856      $    24,234      $      9,349
      Investing activities......................................        (82,331)         (77,014)          (28,482)
      Financing activities......................................         38,475           52,780            19,133
                                                                   ------------      -----------      ------------
Net increase (decrease) in cash and equivalents.................   $          0      $         0      $          0
                                                                   ============      ===========      ============

Cash Flows From Operations

The increase in cash flow from operating activities in 1998 as compared to 1997 is due in part ($9,100) to a lesser demand for cash to fund working capital and in part ($10,500) due to increased cash from earnings. The biggest contributor to the lower demand was from a decline in receivables during 1998 (cash provided) as compared to increased receivable balances in the prior two years. The increase in cash flow from operations in 1997 reflects a substantially lesser demand for cash to fund working capital increases offset by a somewhat lower amount of cash generated from earnings as compared to 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
                             (Thousands of Dollars)


Cash Flows From Investing
The most significant use of cash over the past three years is from the Company's growing lease financing business (Telmark). The cash requirements to fund lease origination growth in excess of lease repayments amounted to $57,400, $79,200 and $48,500 in 1998, 1997 and 1996, respectively. Capital expenditures required cash of $30,952, $25,745 and $26,025 for 1998, 1997 and 1996, respectively. The
Company anticipates that capital expenditures will increase as profits increase from planned growth in many of its business units. This increase in capital expenditures will be somewhat offset as fixed asset upgrades of existing facilities are completed.

Cash flow used in investing was partially funded by cash generated from investing activities, principally the sale of businesses and the sale of discontinued operations, which amounted to a total of $0, $21,958 and $42,367 in 1998, 1997 and 1996, respectively.

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

As of June 30, 1998, the Company had certain facilities available with various banking institutions whereby lenders have agreed to provide funds up to $369,000 to separately financed units of the Company as follows: AFC, $75,000 and Telmark, $294,000. The AFC amount is a $50,000 short-term line of credit and a $25,000 long-term revolver. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank standby letter of credit. The bank has agreed to increase AFC's short-term line of credit to $75,000 on October 1, 1998, to provide a facility for interim funding, if necessary, for maturing subordinated debt (see below). The lines of credit to Telmark have increased $90,000 since June 30, 1997, and are considered sufficient to finance new business and support incremental repayments on debt.

Agway and AFC
The $50,000 short-term line of credit and the $25,000 long-term revolver available to AFC at June 30, 1998, and the $50,000 commercial paper facility require collateralization using certain of the Company's accounts receivable and non- petroleum inventories (collateral). Amounts that can be drawn under these AFC short-term agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. The line of credit and long-term revolver additionally require the Company's investment in bank stock, which had a book value of $7,100 at June 30, 1998, as additional collateral. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained margins. AFC bank short-term lines of credit and commercial paper facilities are available to the Company through December 1998. The long-term revolver is available until January 1, 2000. The amounts outstanding as of June 30, 1998 and 1997, under AFC's $50,000 short-term line of credit and $50,000 commercial paper were $0 and $30,100 and $0 and $34,300, respectively. The long-term revolver, which became available in January 1998, has $0 outstanding at June 30, 1998. The Company has ongoing discussions with its lenders and expects to continue to have appropriate and adequate financing to meet its ongoing needs.

AFC offers subordinated debentures and subordinated money market certificates to the public. AFC's subordinated debt is not redeemable by the holder. However, AFC does have a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase. The foregoing debt bears interest payable semiannually on January 1 and July 1 of each year. The money market certificates' interest rate is at the greater of the quoted rate or a rate based upon the discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. In October 1998, $75,600 of subordinated money market certificates issued by AFC will mature. The Company expects to refinance this debt either through a new issue of subordinated debt, through short-term bank borrowings, or a combination of both. An increase in the short-term credit facilities providing this liquidity is described above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
                             (Thousands of Dollars)


Telmark

Telmark finances its operations and lease portfolio growth principally through payments received on existing leases, which totaled $169,800 in 1998 and $151,900 in 1997. Additionally, cash flows from operations, which were $21,200, $15,200 and $12,600 for 1998, 1997 and 1996, respectively, borrowings under lines of credit, private placements of debt with institutional investors, sales of debentures to the public, sales of leases, and lease-backed asset securitization all provide financing sources for Telmark.

At June 30, 1998, Telmark has several credit facilities available from banks which allow Telmark to borrow up to an aggregate of $294,000. Uncommitted short-term line of credit agreements permit Telmark to borrow up to $44,000 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amounts outstanding as of June 30, 1998 and 1997, under the short-term lines of credit and the revolving term loan facility were $20,000 and $165,000 and $4,000 and $190,900, respectively. The portion of the revolving term loan that is short term at June 30, 1998 and 1997, was $15,000 and $20,900, respectively. Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $44,000 lines of credit all have terms expiring during the next 12 months. The $250,000 revolving term agreement loan facility is available through February 1, 1999.

At June 30, 1998, Telmark also had balances outstanding on unsecured senior note private placements totaling $169,000. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contains financial covenants, the most restrictive of which prohibit (i) tangible net worth, defined as tangible assets less total liabilities (excluding any notes payable to Agway Holdings, Inc.), from being less than $75,000, (ii) the ratio of total liabilities less subordinated notes payable to Agway Holdings, Inc. to shareholder's equity plus subordinated notes payable to Agway Holdings, Inc. from exceeding 5:1, (iii) the ratio of earnings available for fixed charges from being less than 1.25:1, and
(iv) dividend distributions and restricted investments made after September 30, 1997, that exceed 75% of consolidated net income for the period beginning on October 1, 1997, through the date of determination, inclusive.

Telmark, through a wholly owned special purpose subsidiary, Telmark Lease Funding I, LLC, originally issued $24,000 of Class A lease-backed notes and $2,000 of Class B lease-backed notes to three insurance companies. Outstanding principal at June 30, 1998, is $17,700. The subsidiary pays interest at 6.58% on the Class A notes and 7.01% on the Class B notes. The notes are collateralized by leases having an aggregate present value of contractual lease payments equal to the principal balance of the notes, and the notes are further collateralized by the residual values of these leases. Final scheduled maturity of the notes is December 15, 2004.

Telmark registers with the Securities and Exchange Commission from time to time to offer to the public debentures. The debentures are unsecured, subordinated to all senior debt at Telmark. The interest on the debt is payable quarterly on January 1, April 1, July 1, and October 1 and is allowed to be reinvested. The offering of the debentures is not underwritten, and there can be no guarantee as to the amount of debentures, if any, that will be sold. The proceeds of the offerings are used to provide financing for Telmark's leasing activities. As of June 30, 1998, approximately $34,000 of debentures were outstanding under these offerings.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
                             (Thousands of Dollars)


Sources of longer-term financing of the Company include the following as of June 30, 1998:

Source of debt                                              Agway           AFC           Telmark         Total
--------------                                         -------------   ------------   --------------   ------------
Banks - due 8/98 to 2/01 with interest
     from 6.6% to 8.4%...............................  $           0   $      1,925   $      150,000   $    151,925
Insurance companies - due 7/98 to 5/04
     with interest from 5.9% to 8.9%.................              0              0          186,660        186,660
Capital leases and other - due 1998 to 2012
     with interest from 6% to 12%....................         11,154          4,773               17         15,944
                                                       -------------   ------------   --------------   ------------
         Long-term debt..............................         11,154          6,698          336,677        354,529
Subordinated money market certificates - due
     10/98 to 10/08 with interest from 4.5% to 9.5%                0        407,488                0        407,488
Subordinated debentures - due 1999 to 2003
     with interest at 7.0% to 8.5%...................              0         20,702           34,006         54,708
                                                       -------------   ------------   --------------   ------------
         Total subordinated debt.....................              0   $    428,190   $       34,006   $    462,196
                                                       -------------   ------------   --------------   ------------
              Total debt.............................  $      11,154   $    434,888   $      370,683   $    816,725
                                                       =============   ============   ==============   ============

OTHER MATTERS

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The Company is including the following cautionary statement in this Form 10-K to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Certain factors that could cause actual results to differ materially from those projected have been discussed herein and include the factors set forth below. Other factors that could cause actual results to differ materially include uncertainties of economic, competitive and market decisions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Where, in any forward- looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," and "anticipate" and similar expressions identify forward-looking statements.

Impairment of Long-Lived Assets

In the first quarter of 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The adoption of this standard resulted in a $1,700 pre-tax charge to operating margin in 1997 related to certain feed and fertilizer plants ($1,500) in the Agriculture segment and store locations ($200) in the Retail segment. Such facilities are held and used in operations. The pre-tax charge for impairment is included in the selling, general and administrative expenses on the consolidated statements of operations and totaled $2,200 in 1998.

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

At June 30, 1998, the Company has been designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the Company's determination of its estimated liability.

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

As part of its long-term environmental protection program, the Company spent approximately $800 in fiscal 1998 on capital projects. The Company expects to incur $600 to complete its compliance with EPA Underground Storage Tank (UST) regulations that become effective in December 1998.

Year 2000

The approach of the year 2000 presents potential issues to all organizations who use computers in the conduct of their business or depend on business partners who use computers. To the extent computer use is date-sensitive, hardware or software that recognizes the year by the last two digits may erroneously recognize "00" as 1900 rather than 2000, which could result in errors or system failures.

Agway utilizes a number of computers and computer software (systems) in the conduct of its business. Many systems are for specific business segments and others have broader corporate-wide use. Systems are principally involved in the flow of information rather than in the processing, manufacturing, and distributing operations. Agway initiated its year 2000 compliance efforts in January 1996. The initial focus of the Company's compliance efforts was on the Company's information systems, including assessment of the issue, planning the conversion to compliance, plan implementation, and testing. All systems have been inventoried. Those systems determined to be at risk were prioritized, and plans were put in place to upgrade systems by remediation, replacements, outsourcing, or doing without these systems. Through June 1998, the assessment and planning phases, as well as certain portions of the implementation, have been completed. The remaining portion of these plans are in process of implementation, with a completion for specific systems scheduled throughout the next fiscal year and the final implementations scheduled to be completed in September 1999. Testing of systems is being conducted for each system as implemented. The interaction of updated systems will be tested in the enterprise-wide testing environment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
                             (Thousands of Dollars)


Year 2000 (continued)

In addition to the information technology systems review noted above, the Company has also initiated processes to review and to modify, where appropriate, other areas impacted by year 2000. These areas include, but are not limited to, hardware and software associated with end-user computing functions, vendor and supplier relationships, external interfaces to internal IT systems, remote location access to IT systems, facility management, and certain non-information technology issues, such as the extent to which embedded chips are used in machinery and equipment used in business operations. The Company has completed significant assessments in its major business operations, continues to assess all of these areas, and has developed or, in some cases, is in the process of developing the implementation plans to address the issues identified. The Company anticipates that solutions to all year 2000 areas above will be implemented and tested no later than December 1999.

The Company engaged an international consulting firm in March 1998 to evaluate the Company's approach to year 2000 plans and implementation compared to industry "best practices." Based on this review, the Company has increased the involvement of higher-level management to assure a focus on the implementation timetable and the development of specific contingency plans, and has initiated development of a more comprehensive enterprise-wide testing environment to be in place by December 1998.

The year 2000 compliance issue is an uncertainty that is continuously being monitored as the Company implements its plans. Based on the work performed to date, the Company presently believes that the likelihood of the year 2000 having a material effect on the results of operations, liquidity, or financial condition is remote. Notwithstanding the foregoing, it is not presently clear that all parts of the country's infrastructure, including such things as the national banking systems, electrical power, transportation of goods, communications, and governmental activities, will be fully functioning as the year 2000 approaches. To the extent failure occurs in such activities, which are outside the Company's control, it could affect the Company's sources of supply and the Company's ability to service its customers with the same degree of effectiveness with which they are served presently. The Company is identifying elements of the infrastructure that are of greater significance to its operations, obtaining information on an ongoing basis as to their expected year 2000 readiness, and determining alternative solutions if required.

The Company expects to incur significant internal staff costs as well as consulting and other expenses related to its year 2000 efforts. Due to the level of effort required to complete remediation for the year 2000, non-business critical system enhancements have been deferred until the year 2000 efforts have been completed. The conversion and testing of existing systems and the replacement of systems are expected to cost the Company approximately $18,000, of which $9,000 has been incurred and $9,000 is expected to be incurred from July 1998 through December 1999. Approximately 75% of these estimated costs represent replacement costs and will be capitalized. Additionally, the Company estimates the costs to remediate all other areas may approximate $6,000. However, these costs will vary as the Company continues to assess and implement its plans or if the Company is required to invoke contingency plans. The Company treats non-capital costs associated with year 2000 as period costs and they are expensed when incurred.

Agricultural Economy and Other Factors

The financial condition of the Company can be directly affected by factors affecting the agricultural economy, since these factors impact the demand for the Company's products and the ability of its customers to make payments for products already purchased through credit extended by the Company. These factors include: (i) changes in government agricultural programs (e.g., milk marketing orders and acreage reduction programs) that may adversely affect the level of income of customers of the Company; (ii) weather-related conditions which periodically occur that can impact the agricultural productivity and income of the customers of the Company; and (iii) the relationship of demand relative to supply of agricultural commodities produced by customers of the Company. The Company can also be affected by major international events, like the downturn in the Asian economy, which can affect such things as the price of commodities the Company uses in its operations as well as the general level of interest rates.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
                             (Thousands of Dollars)



Agricultural Economy and Other Factors (continued)

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

Telmark, the Company's leasing business, endeavors to limit the effects of changes in interest rates by matching as closely as possible, on an ongoing basis, the maturity and repricing characteristics of funds borrowed to finance its leasing activities with the maturity and repricing characteristics of its lease portfolio. (See Quantitative and Qualitative Disclosures about Market Risk
- Interest Rate Exposure (Item 7a).)

Item 7a. Quantitative and Qualitative Disclosures about Market Risk (Thousands of Dollars)

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of Agway due to adverse changes in financial and commodity market prices and rates. Agway is exposed to market risk in the areas of interest rates and commodity prices. These exposures are directly related to its normal funding and investing activities and to its use of agricultural and energy commodities in its operations.

Interest Rate Exposure

The Company does not use derivatives and other interest rate instruments based on the fixed rate nature of the majority of the Company's debt obligations. The following table provides information about the Company's other financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                                                                                                 Fair Value
                                    1999       2000       2001       2002       2003    Thereafter     Total       6/30/98
                                 ---------  ---------  ---------  ---------  ---------  ----------   ---------   ----------
Assets
Available-for-sale securities    $   3,973  $   3,927  $   3,428  $   4,158  $   3,485  $   17,626   $  36,597   $  37,686
Weighted average interest rate        6.2%      6.55%       6.4%      6.25%      6.46%       6.42%

Liabilities
Bank lines of credit - Telmark      35,000                                                              35,000      35,000
Weighted average interest rate       6.30%

Long-term debt, including
  current portion - Telmark...      93,569     88,565     64,849     43,862     22,982      22,833     336,660     342,628
Weighted average interest rate       7.18%      7.06%      6.96%      6.83%      7.00%       7.01%

Subordinated debentures,
   including current portion -
   Telmark                               0     17,794      2,711      3,398     10,103           0      34,006      34,605
Weighted average interest rate                  8.23%      7.87%      7.50%      8.42%

Commercial paper - AFC.....         30,100                                                              30,100      30,100
Weighted average interest rate       5.59%

Long-term debt, including
  current portion-Agway & AFC.       5,269      2,314      2,638      3,442        111       1,472      15,246      15,241
Weighted average interest rate       8.50%      8.56%      8.54%      8.49%      7.90%       9.93%

Subordinated debentures,
  including current portion -
  AFC.                                   0     11,957          0      3,431          0       5,314      20,702      20,863
Weighted average interest rate                  8.34%                 7.38%                  7.86%

Subordinated money market
     certificates, including
     current portion - AFC....      75,589     45,300     48,097     46,357     36,028     156,117     407,488     414,321
Weighted average interest rate       8.56%      7.86%      9.15%      8.22%      6.90%       8.07%

Telmark, the Company's leasing business, endeavors to limit the effects of changes in interest rates by matching as closely as possible, on an ongoing basis, the maturity and repricing characteristics of funds borrowed to finance its lease activities with the maturity and repricing characteristics of its lease portfolio. However, a rise in interest rate would increase the cost of that portion of debt which is not precisely matched to the characteristics of the portfolio and could lower the value of outstanding leases in the secondary market. Telmark has a formal risk management policy which limits the short-term exposure to an amount which is immaterial to the results of operations or cash flows. The Telmark subordinated debentures' interest rate is at the greater of the quoted rate or a rate based upon the discount rate for U.S. Government Treasury Bills (T-Bill), with maturities of 26 weeks. Based on the T-Bill rate as of June 30, 1998, as compared to the stated rate of the debentures, a reasonably possible near-term change in interest rates and the conversion of debt to a variable rate would not cause material near-term losses in future earnings or cash flows. Finally, for the portion of debt which is not precisely matched as of June 30, 1998, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values, or cash flows of the Company.

(Thousands of Dollars)


Interest Rate Exposure (continued)

Subordinated money market certificates of AFC have interest rates at the greater of the quoted rate or a rate based upon the discount rate of T-Bills, with maturities of 26 weeks. The T-Bill rate at June 30, 1998, of 5.11% compares to the money market certificates' stated rates which range from 4.5% to 9.5% at June 30, 1998. The Company believes a reasonably possible near-term change in T-Bill rates and the conversion of AFC debt to a variable rate would not cause material near-term losses in future earnings or cash flows.

Commodity Price Exposure

The Company has exposure to adverse price fluctuations associated with certain commodity inventories, product gross margins and certain anticipated transactions in its Agriculture and Energy segments. Commodities such as corn, soy complex, oats, wheat, gasoline, fuel oil, and propane are purchased at market prices which are subject to volatility. In order to manage the risk of market price fluctuations, the Company enters into various exchange-traded futures and option contracts and over-the-counter option contracts with third parties. The Company closely monitors and manages its exposure to market price risk on a daily basis in accordance with formal policies established for this activity. These policies limit the duration to maturity of contracts entered into as well as the level of exposure to be hedged. Since November 1997, the Company modified its practices relating to its feed business so that all transactions involving derivative financial instruments are required to have a direct relationship to the price risk associated with existing inventories or future purchase and sales of its products.

Agriculture commodity instrument contracts are entered into within the grain marketing and feed businesses. The grain marketing program enters into both forward purchase and sales commitments with farmers and others on a variety of grain products. At the same time, grain marketing enters into generally matched transactions (in both maturity and amount) using offsetting forward commitments and/or exchange-traded futures contracts to hedge against price fluctuations in the market price of grains. In the feed business, exchange-traded futures and option contracts are entered into to manage exposure to fluctuations in the prices for its present and anticipated needs of major ingredients for its feed business. Energy commodity instrument contracts are entered into as a hedge against the price risk associated with the Company's inventories or future purchases and sales of commodities used in the Company's operations.

The Company determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The fair value of the Company's over-the-counter contracts is determined based on obtaining quotes from brokers. The margin accounts for open commodity futures and option contracts, which reflect daily settlements as market values change, are recorded in advances and other receivables. The margin account represents the Company's basis in those contracts. As of June 30, 1998 and 1997, the carrying and fair value of the Company's investment in commodities futures and option contracts was $2,200 and $3,200, respectively, and the total net deferred gains and losses on open contracts were immaterial. At June 30, 1998, the actual open positions of these instruments and the potential near-term losses in earnings, fair value, and/or cash flows from changes in market rates or prices were not material.

Item 8.  Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              Pages
                                                                                                              -----
AGWAY INC. AND CONSOLIDATED SUBSIDIARIES:
      Agway Inc. Report on Financial Statements............................................................      29

      Report of Independent Accountants......................................................................    30

      Consolidated Balance Sheets, June 30, 1998 and 1997....................................................    31

      Consolidated Statements of Operations, fiscal years ended June 30, 1998, 1997 and 1996.................    32

      Consolidated Statements of Changes in Shareholders' Equity, fiscal years ended June 30,
           1998, 1997 and 1996...............................................................................    33

      Consolidated Statements of Cash Flow, fiscal years ended June 30, 1998, 1997 and 1996..................    34

      Notes to Consolidated Financial Statements.............................................................    35


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      This item is inapplicable.

                    AGWAY INC. REPORT ON FINANCIAL STATEMENTS


The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles by the Company. The integrity and objectivity of the data in these financial statements, including estimates and judgments, are the responsibility of Agway, as is all other information included in this annual report.

The consolidated financial statements of Agway Inc. and Consolidated Subsidiaries have been audited by PricewaterhouseCoopers LLP, independent auditors, whose report follows. Agway has made available to PricewaterhouseCoopers LLP all of the Company's financial records and related data, as well as the minutes of Directors' meetings. Furthermore, Agway believes that all representations made to PricewaterhouseCoopers LLP during its audit were valid and appropriate.

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




                                            AGWAY INC.


                                            /s/ DONALD P.CARDARELLI
                                            By DONALD P. CARDARELLI
                                            President and CEO
                                            August 21, 1998



                                            /s/ PETER J. O'NEILL
                                            By PETER J. O'NEILL
                                            Senior Vice President
                                            Finance & Control
                                            Treasurer and Controller
                                            August 21, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Agway Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and shareholders' equity and cash flows present fairly, in all material respects, the financial position of Agway Inc. and Consolidated Subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. As further discussed in note 14, the Company changed its accounting for pensions in 1998.





/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Syracuse, New York
August 21, 1998

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1998 and 1997
                             (Thousands of Dollars)

                                     ASSETS
                                                                                      1998                1997
                                                                                  -------------      --------------
Current assets:
     Trade accounts receivable (including notes receivable of
         $49,394 and $44,074, respectively), less allowance for
         doubtful accounts of $7,926 and $7,864, respectively...................  $     203,637      $      209,868
     Leases receivable, less unearned income of $65,048 and $58,225,
         respectively...........................................................        137,493             124,552
     Advances and other receivables.............................................         26,417              29,922
     Inventories................................................................        149,214             150,640
     Prepaid expenses and other assets..........................................         52,774              52,714
                                                                                  -------------      --------------
         Total current assets...................................................        569,535             567,696
Marketable securities...........................................................         36,412              35,586
Other security investments......................................................         51,761              49,668
Properties and equipment, net...................................................        213,795             215,095
Long-term leases receivable, less unearned income of $110,721 and
     $94,178, respectively......................................................        357,777             320,809
Net pension asset...............................................................        176,792             100,052
Other assets....................................................................         12,159              11,355
                                                                                  -------------      --------------
         Total assets...........................................................  $   1,418,231      $    1,300,261
                                                                                  =============      ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                      1998                1997
                                                                                  -------------       -------------
Current liabilities:
     Notes payable..............................................................  $      65,100       $      59,200
     Current installments of long-term debt.....................................         99,173             114,396
     Subordinated debt, current.................................................         75,589              62,999
     Accounts payable...........................................................        114,548             112,391
     Other current liabilities..................................................        114,452             113,927
                                                                                  -------------       -------------
         Total current liabilities..............................................        468,862             462,913
Long-term debt..................................................................        255,356             215,975
Subordinated debt...............................................................        386,607             375,128
Other liabilities...............................................................        100,568              68,494
                                                                                  -------------       -------------
         Total liabilities......................................................      1,211,393           1,122,510
Commitments and contingencies...................................................
Shareholders' equity:
     Preferred stock, less amount held in Treasury..............................         47,871              57,541
     Common stock ($25 par--300,000 shares authorized; 172,265 and 171,792
         shares issued, less amount held in Treasury)...........................          2,571               2,639
     Retained margin............................................................        156,396             117,571
                                                                                  -------------       -------------
         Total shareholders' equity.............................................        206,838             177,751
              Total liabilities and shareholders' equity........................  $   1,418,231       $   1,300,261
                                                                                  =============       =============



                 The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of OPERATIONS
                 fiscal years ended June 30, 1998, 1997 and 1996
                             (Thousands of Dollars)

                                                                   1998               1997                1996
                                                              -------------       ------------       -------------
Net sales and revenues from:
     Product sales (including excise taxes).................  $   1,470,132       $  1,587,751       $   1,589,027
     Leasing operations.....................................         65,476             56,943              48,627
     Insurance operations...................................         27,335             27,020              25,431
                                                              -------------       ------------       -------------
         Total net sales and revenues.......................      1,562,943          1,671,714           1,663,085
                                                              -------------       ------------       -------------
Cost and expenses from:
     Products and plant operations..........................      1,345,339          1,471,885           1,451,574
     Leasing operations.....................................         26,871             23,486              20,305
     Insurance operations...................................         16,653             16,437              21,176
     Selling, general and administrative activities.........        131,413            131,116             136,240
     Restructuring credit...................................              0                  0              (1,943)
                                                              -------------       ------------       -------------
         Total operating costs and expenses.................      1,520,276          1,642,924           1,627,352
                                                              -------------       ------------       -------------
Operating margin............................................         42,667             28,790              35,733
Interest expense, net of interest income of $10,032,
     $9,976 and $10,330, respectively.......................        (30,825)           (30,970)            (33,085)
Other income, net...........................................         13,361             18,763              18,422
                                                              -------------       ------------       -------------
Margin from continuing operations before income taxes.......         25,203             16,583              21,070
Income tax expense..........................................        (12,405)            (5,913)             (9,923)
                                                              -------------       ------------       -------------

Margin from continuing operations...........................         12,798             10,670              11,147

Discontinued operations:
     Loss from operations, including tax benefit of $120....              0                  0                (595)
     Gain on disposal of Hood, net of tax expense of $1,711               0                  0               2,110
                                                              -------------       ------------       -------------
         Margin from discontinued operations................              0                  0               1,515
                                                              -------------       ------------       -------------
Margin before cumulative effect of an accounting change.....         12,798             10,670              12,662
                                                              -------------       ------------       -------------
Cumulative effect of accounting change, net of tax expense
     of $16,500.............................................         28,956                  0                   0
                                                              -------------       ------------       -------------
Net margin..................................................  $      41,754       $     10,670       $      12,662
                                                              =============       ============       =============












               The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
           CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
                 fiscal years ended June 30, 1998, 1997 and 1996
                             (Thousands of Dollars)

                                                Common Stock
                                             -------------------
                                               (Par Value $25)     Preferred    Paid-In     Retained
                                              Shares     Amount      Stock      Capital      Margin       Total
                                             -------   ---------   ---------   ---------   ---------   ----------
Balance June 30, 1995.....................   109,119   $   2,728   $  65,635   $   1,470   $ 102,934   $  172,767

      Net margin..........................                                                    12,662       12,662
      Dividends declared..................                                                    (4,382)      (4,382)
      Redeemed, net.......................    (1,545)        (39)     (6,316)                              (6,355)
      Adjustment to unrealized losses
       on available-for-sale securities,
       net of tax.........................                                                      (500)        (500)
     Sale of stock of Hood................                                        (1,470)                  (1,470)
                                             -------   ---------   ---------   ---------   ---------   ----------
Balance June 30, 1996.....................   107,574       2,689      59,319           0     110,714      172,722

     Net margin...........................                                                    10,670       10,670
     Dividends declared...................                                                    (4,237)      (4,237)
     Redeemed, net........................    (2,022)        (50)     (1,778)                              (1,828)
     Adjustment to unrealized gains
       on available-for-sale securities,
       net of tax.........................                                                       424          424
                                             -------   ---------   ---------   ---------   ---------   ----------
Balance June 30, 1997.....................   105,552       2,639      57,541           0     117,571      177,751

     Net margin...........................                                                    41,754       41,754
     Dividends declared...................                                                    (3,634)      (3,634)
     Redeemed, net........................    (2,714)        (68)     (9,670)                              (9,738)
     Adjustment to unrealized gains
       on available-for-sale securities,
       net of tax.........................                                                       705          705
                                             -------   ---------   ---------   ---------   ---------   ----------
Balance June 30, 1998.....................   102,838   $   2,571   $  47,871   $       0   $ 156,396   $  206,838
                                             =======   =========   =========   =========   =========   ==========

Common shares, purchased at par value, held in Treasury at June 30 were: 69,427 in 1998; 66,240 in 1997; 54,496 in 1996. A common stock dividend per share of $1.50 was declared for 1998, 1997 and 1996. Dividend payments are restricted to a maximum of 8% of par value per annum. See Note 13 for the details of preferred stock activity.











               The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   fiscal years ended June 30, 1998, 1997 and
                                      1996
                             (Thousands of Dollars)

                                                                   1998               1997                1996
                                                              -------------       ------------       -------------
Cash flows from operating activities:
   Net margin ..............................................  $      41,754       $     10,670       $      12,662
   Adjustments to reconcile margins to net cash:
       Depreciation and amortization........................         28,797             29,831              33,422
       Restructuring credit.................................              0                  0              (1,943)
       Receivables and other asset provisions...............         11,390             10,341              10,993
       Net pension income...................................        (31,909)           (14,871)            (11,338)
       Cumulative effect of accounting change, net of tax...        (28,956)                 0                   0
       Patronage refund received in stock...................         (2,494)            (4,984)             (3,264)
       Deferred income tax expense..........................         25,955              4,795              11,474
       (Gain) loss on disposition of:
           Businesses.......................................              0               (360)             (3,799)
           Other security investments.......................              0                  0              (1,348)
           Properties and equipment.........................         (1,210)            (2,613)                891
       Changes in assets and liabilities,  net of effects of
           businesses acquired or sold:
           Receivables......................................          7,025               (210)            (14,982)
           Inventory........................................          2,042              6,048             (12,527)
           Payables.........................................            814             (3,278)            (21,802)
           Other............................................         (9,352)           (11,135)             10,910
                                                              -------------       ------------       -------------
Net cash flows from operating activities....................         43,856             24,234               9,349

Cash flows from investing activities:
   Purchases of properties and equipment....................        (30,952)           (25,745)            (26,025)
   Cash paid for acquisitions...............................         (2,969)            (2,178)               (688)
   Disposition of properties and equipment..................          8,770             11,429               4,012
   Purchases of marketable securities available for sale....        (12,529)           (25,084)            (10,973)
   Sale of marketable securities available for sale.........         12,407             24,037              11,110
   Leases originated........................................       (227,270)          (231,006)           (177,502)
   Leases repaid............................................        169,827            151,851             129,032
   Purchases of investments in related cooperatives.........         (2,601)            (4,657)             (4,401)
   Proceeds from sale of investments in related cooperatives          2,986              2,381               4,586
   Proceeds from disposal of businesses.....................              0             21,958              26,467
   Proceeds from sale of discontinued operations............              0                  0              15,900
                                                              -------------       ------------       -------------
Net cash flows used in investing activities.................        (82,331)           (77,014)            (28,482)

Cash flows from financing activities:
   Net change in short-term borrowing.......................          5,510             (3,000)             (8,100)
   Proceeds from long-term debt.............................        133,837            132,771              67,513
   Repayment of long-term debt..............................       (110,644)           (91,394)            (42,896)
   Proceeds from sale of subordinated debentures............        118,371             63,086              81,565
   Redemption of subordinated debt..........................        (94,302)           (39,887)            (65,701)
   Payments on capitalized leases...........................           (617)            (2,671)             (2,311)
   Proceeds from sale of stock..............................             18              2,291                  13
   Redemption of stock......................................         (9,755)            (4,119)             (6,368)
   Cash dividends paid......................................         (3,943)            (4,297)             (4,582)
                                                              -------------       ------------       -------------
Net cash flows from financing activities....................         38,475             52,780              19,133
                                                              -------------       ------------       -------------
Net increase (decrease) in cash and equivalents.............              0                  0                   0
Cash and equivalents at beginning of year...................              0                  0                   0
                                                              -------------       ------------       -------------
Cash and equivalents at end of year.........................  $           0       $          0       $           0
                                                              =============       ============       =============

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

Fiscal Year
The Company's fiscal year-end is on the last Saturday in June. Fiscal years ended June 1998 and June 1997 were comprised of 52 weeks. Fiscal year ended June 1996 was comprised of 53 weeks.

Basis of Consolidation
The consolidated financial statements include the accounts of all wholly owned subsidiaries. Operations of H.P. Hood Inc. (Hood), which was 99.9% owned through December 14, 1995, are presented as discontinued operations (see Note 19). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications
Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

Cash and Equivalents
The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

Leases Receivable
Telmark lease contracts, which qualify as direct finance leases as defined by Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for
Leases," are accounted for by recording on the balance sheet the total future minimum lease payments receivable, plus the estimated unguaranteed residual value of leased equipment, less the unearned interest and finance charges. Unearned interest and finance charges represent the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Interest and finance charge income is recognized as revenue, by using the interest method over the term of the lease, which for most commercial and agricultural leases is 60 months or less with a maximum of 180 months for buildings. Income recognition is suspended on all leases and notes which become past due greater than 120 days. Initial direct costs incurred in consummating a lease are capitalized as part of the investment in direct finance leases and amortized over the lease term as a reduction in the yield.

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

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


1.  Summary of Significant Accounting Policies (continued)

Commodity Instruments
Commodity instrument contracts designated at inception as a hedge, where there is a direct relationship to the price risk associated with the underlying exposure, are accounted for under the deferral method, with gains and losses from hedging activity and premiums paid for option contracts included in the cost of sales as those inventories are sold or as the anticipated hedged transaction occurs. Gains and losses on early terminations of commodity instrument contracts designated as hedges are deferred and included in cost of sales in the same period as the hedged transaction. Commodity instrument contracts not designated as effective hedges of firm commitments or anticipated transactions are marked to market at the end of the reporting period, with the resulting gains or losses recognized in cost of sales.

Marketable Securities
All of the Company's marketable debt securities, which relate entirely to the Company's insurance operations, are classified as available for sale and carried at fair value. Unrealized gains and losses, net of tax, are reported in a separate component of shareholders' equity.

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

Patronage refunds received from the cooperative bank are recorded as a reduction of interest expense and totaled approximately $1,600, $1,200 and $1,400 for the years ended June 30, 1998, 1997 and 1996, respectively. Patronage refunds received on the stock of other cooperatives are reflected in other income.

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

Other Assets
Other assets include approximately $9,100 and $7,300 at June 30, 1998 and 1997, respectively, of costs in excess of the fair value of net tangible assets acquired in purchase transactions (goodwill) as well as acquired non-compete agreements, customer lists, and trademarks. Goodwill and other intangible assets are amortized on a straight-line basis ($2,300 over 1 to 10 years, $3,500 over 15-20 years, and $3,300 over 40 years). Amortization included in continuing operations totaled approximately $1,400, $1,100 and $1,600 for fiscal years ending June 30, 1998, 1997 and 1996, respectively.

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


1.  Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets
In the first quarter of 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The adoption of this standard resulted in a $1,700 pre-tax charge to operating margin in 1997 related to certain feed and fertilizer plants ($1,500) in the Agriculture segment and store locations ($200) in the Retail segment. Such facilities are held and used in operations. The pre-tax charge for impairment is included in the selling, general and administrative expenses on the consolidated statements of operations and totaled $2,200 in 1998.

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

Expendable Costs
The Company expenses advertising and research and development costs as they are incurred. Advertising expense for the years ended June 30, 1998, 1997 and 1996 was approximately $11,800, $10,800 and $23,200, respectively. Net research and development costs were approximately $400, $700 and $600 for the years ended June 30, 1998, 1997 and 1996, respectively.

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

Patronage Refunds
Patronage refunds are declared and paid at the discretion of the Board of Directors in accordance with the provision of the By-laws of the Company. Patronage refunds are based on taxable earnings on patronage business and, when declared, are paid in cash.

Discontinued Operations
Interest expense allocated from continuing operations to discontinued operations was based upon the proportion of net assets separately financed to total Company assets. Total interest expense allocated was approximately $400 for the year ended June 30, 1996.

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

Major subsidiary  holdings of AHI include Agway Consumer  Products Inc. (ARS and
CPG), Agway Energy Products LLC and Agway Energy Services (Energy), Telmark LLC and subsidiaries (Lease Financing or Leasing), and Agway Insurance Company and Agway General Agency (Insurance).

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

                                                      1998                  1997                  1996
                                                 --------------        -------------         -------------
Net sales and revenues.........................  $    1,027,964        $   1,109,960         $   1,110,087
Operating margin...............................          34,060               42,428                33,763
Margin (loss) from continuing operations.......          (7,539)               5,183                (5,212)
Net margin (loss)..............................          (7,539)               5,183                (3,697)


                                                      1998                  1997
                                                 --------------        -------------
Current assets.................................  $      524,800        $     523,189
Properties and equipment, net..................         150,618              154,030
Noncurrent assets..............................         451,303              409,669
                                                 --------------        -------------
Total assets...................................  $    1,126,721        $   1,086,888
                                                 ==============        =============

Current liabilities............................  $       15,173        $      29,181
Short-term notes payable.......................          65,100               59,200
Current portion of long-term debt..............         170,836              175,015
Long-term debt.................................         248,128              209,296
Subordinated debt..............................         386,607              375,128
Noncurrent liabilities.........................          26,474               17,831
Shareholder's equity...........................         214,403              221,237
                                                 --------------        -------------
Total liabilities and shareholder's equity.....  $    1,126,721        $   1,086,888
                                                 ==============        =============

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


3.  Restructuring Credit

The restructuring credit of $1,943 in 1996 represents a reduction in estimated costs to complete a restructuring project that began in 1992.


4.  Leases Receivable and Allowance for Credit Losses

Net investments in leases at June 30 were as follows:

                                                                                      1998               1997
                                                                                  -----------         ----------
Leases (minimum payments):
     Commercial and agricultural................................................  $   667,050         $  596,254
     Retail.....................................................................       21,464             16,682
                                                                                  -----------         ----------
         Total leases...........................................................      688,514            612,936
Unearned interest and finance charges...........................................     (175,769)          (152,403)
Net deferred origination costs..................................................        9,596              8,842
                                                                                  -----------         ----------
     Net investment.............................................................      522,341            469,375
Allowance for credit losses.....................................................      (27,071)           (24,014)
                                                                                  -----------         ----------
     Net leases receivable......................................................  $   495,270         $  445,361
                                                                                  ===========         ==========

Included within the above are estimated unguaranteed residual values of leased property approximating $72,400 and $63,700 at June 30, 1998 and 1997, respectively. Additionally, as of June 30, 1998 and 1997, the recognition of interest income was suspended on approximately $3,000 and $2,700, respectively, of net leases.

Contractual maturities of leases (minimum payments) over the next five years and thereafter were as follows at June 30, 1998: $207,297 in 1999; $158,130 in 2000;
$114,693 in 2001; $75,080 in 2002; $42,858 in 2003; and $90,456 thereafter.


5.  Inventories

Inventories at June 30 consist of the following:

                                                                                      1998               1997
                                                                                  -----------         ----------
Finished goods................................................................    $   139,861         $  139,579
Raw materials.................................................................          7,576              9,396
Supplies......................................................................          1,777              1,665
                                                                                  -----------         ----------
     Total inventories........................................................    $   149,214         $  150,640
                                                                                  ===========         ==========

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


6.  Marketable Securities

All of the Company's marketable debt securities, which relate entirely to the Company's insurance operations, are classified as available-for-sale marketable securities. At June 30, 1998, the Company did not hold any debt from a single issuer that exceeded 10 percent of the Company's shareholders' equity. Marketable securities are summarized as follows:

                                                                            Gross         Gross
                                                         Amortized       Unrealized     Unrealized        Fair
                                                            Cost            Gains         Losses          Value
                                                        -----------      ----------    -----------     ----------
June 30, 1998
-------------
U.S. government securities and obligations...........   $     3,211      $       18    $      (32)     $    3,197
Mortgage-backed securities...........................        12,937             284             0          13,221
Corporate securities.................................        19,621             388           (15)         19,994
                                                        -----------      ----------    -----------     ----------
     Total available-for-sale marketable securities..   $    35,769      $      690    $      (47)     $   36,412
                                                        ===========      ==========    ===========     ==========

                                                                            Gross         Gross
                                                         Amortized       Unrealized     Unrealized        Fair
                                                            Cost            Gains         Losses          Value
                                                        ----------       ----------    -----------     ----------
June 30, 1997
-------------
U.S. government securities and obligations...........   $    5,997       $        5    $     (131)     $    5,871
Mortgage-backed securities...........................       17,875               78          (119)         17,834
Corporate securities.................................       12,138               19          (276)         11,881
                                                        ----------       ----------    -----------     ----------
      Total available-for-sale marketable securities.   $   36,010       $      102    $     (526)     $   35,586
                                                        ==========       ==========    ===========     ==========

The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other-than-temporary, and interest and dividends are included in income. Gross gains of approximately $81, $200 and $500 were realized on sales of debt securities in 1998, 1997 and 1996, respectively. Gross losses realized on sales of debt securities totaled approximately $150, $200 and $300 in 1998, 1997 and 1996, respectively.

The amortized cost and the fair value of available-for-sale debt securities at June 30, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no contractual maturities due in one year or less.

                                                                                    Amortized             Fair
                                                                                      Cost                Value
                                                                                  ------------       -------------
Due after one year through five years...........................................  $      6,074       $       6,127
Due after five years through ten years..........................................        12,274              12,566
Due after ten years.............................................................        17,421              17,719
                                                                                  ------------       -------------
                                                                                  $     35,769       $      36,412
                                                                                  ============       =============

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


7.  Other Security Investments

Other security investments at June 30 consist of the following:

                                                                                      1998                1997
                                                                                  ------------       -------------
CF Industries, Inc..............................................................  $     25,260       $      22,151
CoBank, ACB.....................................................................        18,940              20,750
Other...........................................................................         7,561               6,767
                                                                                  ------------       -------------
                                                                                  $     51,761       $      49,668
                                                                                  ============       =============

8.  Properties and Equipment

Properties and equipment, at cost, including capital leases, consist of the following at:

                                                                   Owned             Leased             Combined
                                                              -------------       ------------       -------------
June 30, 1998
-------------
Land and land improvements..................................  $      35,290       $          0       $      35,290
Buildings and leasehold improvements........................        136,163              5,350             141,513
Machinery and equipment.....................................        326,351                780             327,131
Capital projects in progress................................         11,966                  0              11,966
                                                              -------------       ------------       -------------
                                                                    509,770              6,130             515,900

Less: accumulated depreciation and amortization.............        298,355              3,750             302,105
                                                              -------------       ------------       -------------
Properties and equipment, net...............................  $     211,415       $      2,380       $     213,795
                                                              =============       ============       =============

                                                                   Owned             Leased             Combined
                                                              -------------       ------------       -------------
June 30, 1997
-------------
Land and land improvements..................................  $      35,050       $        721       $      35,771
Buildings and leasehold improvements........................        123,025              7,051             130,076
Machinery and equipment.....................................        330,304              4,123             334,427
Capital projects in progress................................          7,713                  0               7,713
                                                              -------------       ------------       -------------
                                                                    496,092             11,895             507,987

Less: accumulated depreciation and amortization.............        282,709             10,183             292,892
                                                              -------------       ------------       -------------

Properties and equipment, net...............................  $     213,383       $      1,712       $     215,095
                                                              =============       ============       =============

Depreciation and amortization expense relating to properties and equipment amounted to approximately $27,400, $28,800 and $31,800 in 1998, 1997 and 1996,
respectively.

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


9.  Income Taxes

The provision (benefit) for income taxes as of June 30 consists of the following:

                                                                   1998               1997                1996
                                                              ------------        ------------       -------------
Continuing operations:
     Current:
         Federal............................................  $       (990)       $     (2,226)      $      (3,736)
         State..............................................         3,940               3,344               2,253
     Deferred...............................................         9,455               5,676              11,372
     (Decrease) increase in valuation allowance.............             0                (881)                 34
                                                              ------------        ------------       -------------
                                                              $     12,405        $      5,913       $       9,923
                                                              ============        ============       =============

The current federal provision for income taxes of discontinued operations in 1996 was $1,591. The deferred tax provision on the cumulative effect of accounting change in 1998 was $16,500.

The Company's effective income tax rate on margin (loss) from continuing operations before income taxes differs from the federal statutory regular tax rate as of June 30 as follows:

                                                                   1998               1997                1996
                                                              ------------        ------------       -------------
Statutory federal income tax rate...........................         35.0%               35.0%               35.0%

Tax effects of:
     State income taxes, net of federal benefit (1).........         13.6                14.0                 7.4
     Items for which no federal tax effect was recognized...          2.5                 2.2                 3.0
     Adjustment to prior years' tax liabilities.............         (2.2)              (10.8)                2.7
     Other items............................................           .3                (4.7)               (1.0)
                                                              ------------        ------------       -------------
         Effective income tax rate..........................         49.2%               35.7%               47.1%
                                                              ============        ============       =============

(1) For state income tax purposes, the Company does not file combined income tax returns and is therefore unable to recognize the benefit of certain net operating losses incurred by subsidiaries.

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


9.  Income Taxes (continued)

The components of the deferred tax assets and liabilities as of June 30 were as follows:

                                                                                      1998                1997
                                                                                  ------------       -------------
Deferred tax assets:
     Other liabilities and reserves.............................................  $     14,849       $      13,246
     Medical reserves...........................................................         9,477               7,682
     NOL carryforward...........................................................         8,443               3,673
     Self-insurance reserves....................................................         7,190               6,280
     Alternative minimum tax credit carryforward................................         7,147               7,135
     Deferred compensation......................................................         4,647               4,350
     Inventory..................................................................         4,250               4,391
     Environmental..............................................................         3,066               3,070
     Leases receivable..........................................................         3,043               7,752
     Accounts receivable........................................................         3,025               2,673
     ITC carryforward...........................................................         2,026               1,959
                                                                                  ------------       -------------
         Total net deferred tax asset...........................................        67,163              62,211
                                                                                  ------------       -------------
Deferred tax liabilities:
     Pension assets.............................................................        63,551              34,018
     Excess of tax over book depreciation.......................................        16,233              14,715
     Prepaid medical............................................................         6,522               6,675
     Other assets ..............................................................         2,278               2,269
                                                                                  ------------       -------------
         Total deferred tax liability...........................................        88,584              57,677
                                                                                  ------------       -------------
              Net deferred tax (liability) asset................................  $    (21,421)      $       4,534
                                                                                  ============       =============

The Company's net deferred tax (liability) asset at June 30, 1998 and 1997, of $(21,421) and $4,534, respectively, consists of a net current asset of $23,693 and $20,714 included in prepaid expenses and a net long-term liability of $45,114 and $16,180 included in other liabilities as of June 30, 1998 and 1997, respectively. Based on the Company's history of taxable earnings and its expectations for the future, management has determined that operating income will likely be sufficient to recognize all of its deferred tax asset.

At June 30, 1998, the Company's federal AMT credit can be carried forward indefinitely. The net operating loss (NOL) carryforwards expire in 2012, and the ITC credits expire in 2003.

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


10.  Short-Term Notes Payable

As of June 30, 1998, the Company had certain facilities available with various financial institutions whereby lenders have agreed to provide funds up to $369,000 to separately financed units of the Company as follows: AFC, $75,000 and Telmark, $294,000. The AFC amount is a $50,000 short-term line of credit and a $25,000 long-term revolver. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank standby letter of credit. The bank has agreed to increase AFC's short-term line of credit to $75,000 on October 1, 1998, to provide a facility for interim funding, if necessary, for maturing subordinated debt. The lines of credit of Telmark have increased $90,000 since June 30, 1997, and are considered sufficient to finance new business and support incremental repayments on debt. Short-term borrowings under these credit facilities were as follows:

                                                                   AFC
                                                               (excluding
                                                                Telmark)            Telmark              Total
                                                              -------------       ------------       -------------
June 30, 1998
-------------
Bank lines of credit........................................  $           0       $     35,000       $      35,000
Commercial paper............................................         30,100                  0              30,100
                                                              -------------       ------------       -------------
                                                              $      30,100       $     35,000       $      65,100
                                                              =============       ============       =============
Weighted average interest rate..............................          5.59%              6.30%
                                                              =============       ============

                                                                   AFC
                                                               (excluding
                                                                 Telmark)            Telmark              Total
                                                              -------------       ------------       -------------
June 30, 1997
-------------
Bank lines of credit........................................  $           0       $     24,900       $      24,900
Commercial paper............................................         34,300                  0              34,300
                                                              -------------       ------------       -------------
                                                              $      34,300       $     24,900       $      59,200
                                                              =============       ============       =============
Weighted average interest rate..............................          5.57%              6.53%
                                                              =============       ============

The carrying amount of the Company's short-term borrowings approximates their fair value. Interest rates charged on commercial paper outstanding range from 5.56% and 5.62% at June 30, 1998, and 5.57% to 5.58% at June 30, 1997.

Letters of credit of $28,100, which are primarily used to back general liability claims, are also available to AFC. At June 30, 1998, letters of credit issued totaled approximately $23,800.

The $50,000 short-term line of credit available to AFC at June 30, 1998, and the $50,000 commercial paper facility require collateralization using certain of the Company's accounts receivable and non-petroleum inventories (collateral). Amounts that can be drawn under these AFC short-term agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. The line of credit additionally requires the Company's investment in bank stock, which had a book value of $7,090 and $9,943 at June 30, 1998 and 1997, respectively, as additional collateral. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained margins. AFC bank lines of credit and commercial paper facilities are available to the Company through December 1998.

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


10.  Short-Term Notes Payable (continued)

Telmark borrows under short-term line of credit agreements and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. The current uncommitted short-term line of credit agreements permit Telmark to borrow up to $44,000 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The facility is collateralized by Telmark's investment in the bank stock, which has a book value of $11,850 and $10,807 at June 30, 1998 and 1997, respectively. The total amounts outstanding as of June 30, 1998 and 1997, under the short-term lines of credit and the revolving term loan facility were $20,000 and $165,000 and $4,000 and $190,900, respectively. The portion of the revolving term loan that is short term at June 30, 1998 and 1997, was $15,000 and $20,900, respectively.

The Company and Telmark have ongoing discussions with their lenders and expect to continue to have appropriate and adequate financing to meet their ongoing needs.

11.  Debt

Long-Term Debt:

Long-term debt consists of the following at June 30, 1998:

                                                                            AFC
                                                                        (excluding
                                                            Agway        Telmark)         Telmark         Total
                                                       -------------   ------------    ------------    -----------
Notes payable - banks (a)............................  $           0   $      1,925    $    150,000    $   151,925
Notes payable - insurance companies (b)(c)...........              0              0         186,660        186,660
Other................................................          9,977          3,344               0         13,321
                                                       -------------   ------------    ------------    -----------
Subtotal long-term debt, excluding capital leases....          9,977          5,269         336,660        351,906
Obligations under capital leases.....................          1,177          1,429              17          2,623
                                                       -------------   ------------    ------------    -----------
Total long-term debt.................................         11,154          6,698         336,677        354,529
Less: current portion................................          3,926          1,661          93,586         99,173
                                                       -------------   ------------    ------------    -----------
                                                       $       7,228   $      5,037    $    243,091    $   255,356
                                                       =============   ============    ============    ===========

Long-term debt consists of the following at June 30, 1997:

                                                                            AFC
                                                                        (excluding
                                                            Agway        Telmark)         Telmark         Total
                                                       -------------   ------------    ------------    -----------
Notes payable - banks ...............................  $           0   $      2,625    $    170,000    $   172,625
Notes payable - insurance companies .................              0              0         145,168        145,168
Other................................................          7,787          3,071               0         10,858
                                                       -------------   ------------    ------------    -----------
Subtotal long-term debt, excluding capital leases....          7,787          5,696         315,168        328,651
Obligations under capital leases:
     Industrial revenue bonds........................              0            358               0            358
     Others..........................................          1,272              0              90          1,362
                                                       -------------   ------------    ------------    -----------
Total long-term debt.................................          9,059          6,054         315,258        330,371
Less: current portion................................          2,380          3,141         108,875        114,396
                                                       -------------   ------------    ------------    -----------
                                                       $       6,679   $      2,913    $    206,383    $   215,975
                                                       =============   ============    ============    ===========

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


11.  Debt (continued)

(a) Under Telmark's revolving loan facility, principal of $150,000 bears interest at fixed rates ranging from 6.62% to 8.40%, payments commencing August 1998 with final installments due in October 2000. The Telmark bank notes of $150,000 are collateralized by its investment in the bank stock. Under an AFC loan agreement bearing an interest rate of 8.58%, principal of $1,925 is payable in quarterly installments of $175 commencing August 1998 and ending in February 2001. Additionally, since January 1998, AFC has a $25,000 long-term revolver which is available until January 1, 2000. There are no amounts outstanding as of June 30, 1998. The AFC bank notes of $1,925, the long-term revolver, and amounts outstanding on AFC's $50,000 short-term line of credit are collateralized by the Company's investment in the bank stock. The AFC debt agreements contain a number of restrictive financial covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained margins. The AFC loan agreement and the long-term revolver component of AFC's line of credit have loan covenants that are integrated with the short-term facilities.

(b) Under Telmark loan agreements with various insurance companies, principal of $169,000 bears interest at fixed rates ranging from 5.90% to 8.88%, payments commencing November 1998 with final installment due in May 2004. The note agreements are similar to one another and each contains financial covenants, the most restrictive of which prohibit Telmark from having (1) tangible net worth less than $75,000; (2) a debt-to-equity ratio (as defined) which exceeds 5:1; (3) a ratio of earnings available for fixed charges less than 1.25:1; and (4) dividend distributions after September 30, 1997, that exceed 75% of consolidated net income for the period October 1, 1997, through the date of determination.

(c) Telmark, through a wholly owned special purpose subsidiary, Telmark Lease Funding I, LLC, originally issued $24,000 of Class A lease-backed notes and $2,000 of Class B lease-backed notes to three insurance companies. Outstanding principal at June 30, 1998, is $17,700. The subsidiary pays interest at 6.58% on the Class A notes and 7.01% on the Class B notes. The notes are collateralized by leases having an aggregate present value of contractual lease payments equal to the principal balance of the notes, and the notes are further collateralized by the residual values of these leases. Final scheduled maturity of the notes is December 15, 2004.

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)

11.  Debt (continued)

Subordinated Debt:

Subordinated debt consists of the following at June 30, 1998:

                                                                      AFC
                                                                  (excluding
                                                                    Telmark)            Telmark              Total
                                                                 -------------       ------------       -------------
Subordinated debentures, due 1999 to 2003,
     interest at a weighted average rate of 8.1%
     with a range of 7.0% to 8.5%...........................     $      20,702       $     34,006       $      54,708
Subordinated money market certificates,
     due 1998 to 2008, interest at a weighted average
     rate of 8.2% with a range of 4.5% to 9.5%..............           407,488                  0             407,488
                                                                 -------------       ------------       -------------
Total long-term subordinated debt...........................           428,190             34,006             462,196
Less:  current portion......................................            75,589                  0              75,589
                                                                 -------------       ------------       -------------
                                                                 $     352,601       $     34,006       $     386,607
                                                                 =============       ============       =============
Subordinated debt consists of the following at June 30, 1997:
                                                                      AFC
                                                                  (excluding
                                                                    Telmark)            Telmark              Total
                                                                 -------------       ------------       -------------
Subordinated debentures, due 1997 to 2003,
     interest at a weighted average rate of 7.9%
     with a range of 6.0% to 8.5%...........................     $      21,738       $     31,044       $      52,782
Subordinated money market certificates,
     due 1997 to 2008, interest at a weighted average
     rate of 8.1% with a range of 4.5% to 9.5%..............           385,345                  0             385,345
                                                                 -------------       ------------       -------------
Total long-term subordinated debt...........................           407,083             31,044             438,127
Less:  current portion......................................            51,980             11,019              62,999
                                                                 -------------       ------------       -------------
                                                                 $     355,103       $     20,025       $     375,128
                                                                 =============       ============       =============

AFC's subordinated debt is not redeemable by the holder. However, AFC does have a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase. The foregoing debt bears interest payable semiannually on January 1 and July 1 of each year for AFC and payable quarterly on January 1, April 1, July 1, and October 1 for Telmark. The money market certificates' interest rate is at the greater of the quoted rate or a rate based upon the discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks.

Maturities:

Aggregate annual maturities on long-term debt during the next five fiscal years ending June 30 and thereafter are as follows:

                                             Capital                                                 Subordinated
                                             Leases             Borrowings            Total               Debt
                                          ------------        -------------       ------------       -------------
1999....................................  $        416        $      98,838       $     99,254       $      75,589
2000....................................           391               90,879             91,270              75,051
2001....................................           398               67,487             67,885              50,808
2002....................................           399               47,304             47,703              53,186
2003....................................           399               23,093             23,492              46,131
Thereafter..............................         2,082               24,305             26,387             161,431
                                          ------------        -------------       ------------       -------------
Imputed interest........................        (1,462)                   0             (1,462)                  0
                                          ------------        -------------       ------------       -------------
Total...................................  $      2,623        $     351,906       $    354,529       $     462,196
                                          ============        =============       ============       =============

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

The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of the Company's degree of responsibility of a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. At June 30, 1998, the Company has been designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the Company's determination of its estimated liability. The Company believes that its past experience provides a reasonable basis for estimating its liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the reserves established will cause future cash outlays over approximately five years based upon current estimates, and it is not expected that such outlays will materially impact the Company's liquidity position.

As part of its long-term environmental protection program, the Company spent approximately $800 in fiscal 1998 on capital projects. The Company expects to incur $600 to complete its compliance with EPA Underground Storage Tank (UST) regulations that become effective in December 1998.

Year 2000
The approach of the year 2000 presents potential issues to all organizations who use computers in the conduct of their business or depend on business partners who use computers. To the extent computer use is date-sensitive, hardware or software that recognizes the year by the last two digits may erroneously recognize "00" as 1900 rather than 2000, which could result in errors or system failures.

Agway utilizes a number of computers and computer software (systems) in the conduct of its business. Many systems are for specific business segments and others have broader corporate-wide use. Systems are principally involved in the flow of information rather than in the processing, manufacturing, and distributing operations. Agway initiated its year 2000 compliance efforts in January 1996. The initial focus of the Company's compliance efforts was on the Company's information systems, including assessment of the issue, planning the conversion to compliance, plan implementation, and testing. All systems have been inventoried. Those systems determined to be at risk were prioritized, and plans were put in place to upgrade systems by remediation, replacements, outsourcing, or doing without these systems. Through June 1998, the assessment and planning phases, as well as certain portions of the implementation, have been completed. The remaining portion of these plans are in process of implementation, with a completion for specific systems scheduled throughout the next fiscal year and the final implementations scheduled to be completed in September 1999. Testing of systems is being conducted for each system as implemented. The interaction of updated systems will be tested in the enterprise -wide testing environment.

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


12.  Commitments and Contingencies (continued)

Year 2000 (continued)
In addition to the information technology systems review noted above, the Company has also initiated processes to review and to modify, where appropriate, other areas impacted by year 2000. These areas include, but are not limited to, hardware and software associated with end-user computing functions, vendor and supplier relationships, external interfaces to internal IT systems, remote location access to IT systems, facility management, and certain non-information technology issues, such as the extent to which embedded chips are used in machinery and equipment used in business operations. The Company has completed significant assessments in its major business operations, continues to assess all of these areas, and has developed or, in some cases, is in the process of developing the implementation plans to address the issues identified. The Company anticipates that solutions to all year 2000 areas above will be implemented and tested no later than December 1999.

The Company engaged an international consulting firm in March 1998 to evaluate the Company's approach to year 2000 plans and implementation compared to industry "best practices." Based on this review, the Company has increased the involvement of higher-level management to assure a focus on the implementation timetable and the development of specific contingency plans, and has initiated development of a more comprehensive enterprise-wide testing environment to be in place by December 1998.

The year 2000 compliance issue is an uncertainty that is continuously being monitored as the Company implements its plans. Based on the work performed to date, the Company presently believes that the likelihood of the year 2000 having a material effect on the results of operations, liquidity, or financial condition is remote. Notwithstanding the foregoing, it is not presently clear that all parts of the country's infrastructure, including such things as the national banking systems, electrical power, transportation of goods, communications, and governmental activities, will be fully functioning as the year 2000 approaches. To the extent failure occurs in such activities, which are outside the Company's control, it could affect the Company's sources of supply and the Company's ability to service its customers with the same degree of effectiveness with which they are served presently. The Company is identifying elements of the infrastructure that are of greater significance to its operations, obtaining information on an ongoing basis as to their expected year 2000 readiness, and determining alternative solutions if required.

The Company expects to incur significant internal staff costs as well as consulting and other expenses related to its year 2000 efforts. Due to the level of effort required to complete remediation for the year 2000, non-business critical system enhancements have been deferred until the year 2000 efforts have been completed. The conversion and testing of existing systems and the replacement of systems are expected to cost the Company approximately $18,000, of which $9,000 has been incurred and $9,000 is expected to be incurred from July 1998 through December 1999. Approximately 75% of these estimated costs represent replacement costs and will be capitalized. Additionally, the Company estimates the costs to remediate all other areas may approximate $6,000. However, these costs will vary as the Company continues to assess and implement its plans or if the Company is required to invoke contingency plans. The Company treats non-capital costs associated with year 2000 as period costs and they are expensed when incurred.

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

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


12.  Commitments and Contingencies (continued)

Other (continued)
Commitments to extend credit at the Company's leasing subsidiary, Telmark, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Outstanding commitments to extend lease financing at June 30, 1998, approximated $27,800.

In 1996, the Company entered into a ten-year logistics agreement with an outsourcer to manage its two retail distribution centers. The amount of annual service fees is dependent upon the services provided, volume of activities required, and the number of shipping destinations. The estimated annual expense under this agreement is approximately $10,000.

Rent expense for the fiscal years 1998, 1997 and 1996 approximated $14,000, $12,000 and $9,000, respectively. Future minimum payments under noncancelable operating leases approximate $9,900, $8,500, $7,400, $6,700 and $6,300 for the fiscal years 1999 through 2003, respectively, and approximately $3,700 thereafter.

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


13.  Preferred Stock

Values are whole numbers except where noted as (000).

                                                                       Preferred Stock
                                        ----------------------------------------------------------------------------
                                                          Cumulative
                                        --------------------------------------------------   Honorary      Dollar
                                            6%           8%           8%            7%       Member        Amount
                                         Series A     Series B    Series B-1     Series C    Series HM     in 000s
                                        ----------   ----------   ----------    ----------   ---------   -----------
Par Value...........................    $      100   $      100   $      100    $      100   $      25
                                        ==========   ==========   ==========    ==========   =========
Shares Authorized...................       350,000      250,000      140,000       150,000      80,000
                                        ==========   ==========   ==========    ==========   =========
Shares Outstanding:
   Balance June 30, 1995............       283,063      225,481       19,410       127,808       2,361   $    65,635
     Issued (redeemed), net.........       (50,152)      (1,359)        (300)      (11,365)         67        (6,316)
                                        ----------   ----------   ----------    ----------   ---------   -----------
   Balance June 30, 1996............       232,911      224,122       19,110       116,443       2,428        59,319
     Issued (redeemed), net.........        (2,972)      13,105         (750)      (27,201)        126        (1,778)
                                        ----------   ----------   ----------    ----------   ---------   -----------
   Balance June 30, 1997............       229,939      237,227       18,360        89,242       2,554        57,541
     Issues (redeemed), net.........       (76,763)      (1,081)        (350)      (18,506)         27        (9,670)
                                        ----------   ----------   ----------    ----------   ---------   -----------
   Balance June 30, 1998............       153,176      236,146       18,010        70,736       2,581   $    47,871
                                        ==========   ==========   ==========    ==========   =========   ===========

                                                             Preferred Stock
                                      --------------------------------------------------------------
                                                          Cumulative
                                      -------------------------------------------------   Honorary
                                          6%           8%           8%           7%        Member
                                       Series A     Series B    Series B-1   Series C     Series HM
                                      ----------   ----------   ----------   ----------   ----------
Annual Dividends Per Share:
   June 30, 1996....................  $     6.00   $     8.00   $     8.00   $     7.00   $     1.50
   June 30, 1997....................  $     6.00   $     8.00   $     8.00   $     7.00   $     1.50
   June 30, 1998....................  $     6.00   $     8.00   $     8.00   $     7.00   $     1.50

Shares Held in Treasury (purchased
  at par value):
   June 30, 1996....................     117,089       25,878      120,890       33,557          729
   June 30, 1997....................     120,061       12,773      121,640       60,758          812
   June 30, 1998....................     196,823       13,854      121,990       79,274          970

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

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


14.  Retirement Benefits

Pension Plan
The Company has a non-contributory defined benefit pension plan covering the majority of employees of Agway Inc. The plan's benefit formulae through June 30, 1998, base payment to retired employees generally upon years of credited service and a percentage of qualifying compensation during the final years of employment. Generally, pension costs are funded annually at no less than the amount required by law and no more than the maximum allowed by federal income tax guidelines. The vested benefit obligation is based on the actuarial present value of the benefits that the employee would be entitled to at the expected retirement date.

The majority of the plan's investments consist of U.S. government and agency securities, U.S. corporate bonds, U.S. and foreign equities, equity and bond funds and temporary investments (short-term investments in demand notes and money market funds). At June 30, 1998 and 1997, the Company's plan assets included Company debt securities and preferred stock with estimated fair values of $10,000 and $5,900, respectively.

The Employees' Retirement Plan of Agway Inc. has assets that exceed accumulated benefit obligations. The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at June 30:

                                                                                      1998                1997
                                                                                  ------------       -------------
Actuarial present value of benefit obligations:
     Vested.....................................................................  $    289,380       $     262,339
     Non-vested.................................................................        10,563               9,580
                                                                                  ------------       -------------
Accumulated benefit obligation..................................................       299,943             271,919
Additional amounts related to projected pay increases...........................        32,776              29,850
                                                                                  ------------       -------------
Projected benefit obligation for service rendered to date.......................       332,719             301,769
Plan assets at fair value ......................................................       582,988             538,433
                                                                                  ------------       -------------
Projected benefit obligation less than plan assets..............................       250,269             236,664
Unrecognized net gain...........................................................       (75,482)           (135,847)
Unrecognized prior service cost.................................................        11,415              13,729
Unrecognized net transition asset...............................................        (9,410)            (14,494)
                                                                                  ------------       -------------
Net pension asset...............................................................  $    176,792       $     100,052
                                                                                  ============       =============

In determining the actuarial present values of the projected benefit obligations as of June 30, the following assumptions were used:

                                                                                      1998                1997
                                                                                  -------------      -------------
Weighted average discount rate..................................................           7.0%              7.75%
Rate of increase in future compensation.........................................           5.0%              5.50%
Expected long-term rate of return...............................................         10.25%             10.25%

Net pension income included the following income/(expense) components for the year ended June 30:

                                                                   1998               1997                1996
                                                              --------------      -------------      --------------
Service benefits earned during the period...................  $      (5,373)      $     (5,236)      $      (6,060)
Interest cost on projected benefit obligation...............        (22,547)           (21,527)            (21,216)
Actual return on plan assets................................         67,922             73,413              83,238
Net amortization and deferral...............................         (8,093)           (31,779)            (44,624)
                                                              --------------      -------------      --------------
                                                              $      31,909       $     14,871       $      11,338
                                                              ==============      =============      ==============

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


14.  Retirement Benefits (continued)

Pension Plan (continued)
Effective July 1, 1997, the Company changed its method of determining the market-related value of its plan assets under SFAS No. 87, "Accounting for Pensions," from a calculated value (one that recognized changes in fair market value of assets over a number of years) to a fair market value method, which is considered a preferable method to that previously applied. The cumulative effect of this change in accounting principle, net of tax of $16,500, was $28,956. Had the Company remained on its previous method of determining the market-related value, the margin from operations before income taxes for the year ended June 30, 1998, would have been approximately $15,000 lower.

Pro forma amounts (unaudited), assuming the new accounting principle was applied during all periods presented, follow with a comparison to actual results:

                                                                                  Year ended June 30
                                                              ----------------------------------------------------
                                                                   1998               1997                1996
                                                              -------------       ------------       -------------
Margin from continuing operations:
      As reported...........................................  $      12,798       $     10,670       $      11,147
      Pro forma.............................................  $      12,798       $     18,410       $      15,625

Net margin:
      As reported...........................................  $      41,754       $     10,670       $      12,662
      Pro forma.............................................  $      12,798       $     18,410       $      17,140

Effective July 1, 1998, the Company amended its defined benefit pension plan to include a pension equity formula, as well as to recognize incentive compensation as pensionable compensation for all employees. This amendment will increase the projected benefit obligation and unrecognized prior service cost by approximately $24,800. The net pension income in future years will be reduced as a result of this amendment to approximate historical levels.

Postretirement Benefits
The Company provides postretirement health care and life insurance benefits to eligible retirees and their dependents. Eligibility for benefits depends upon age and years of service. The Company's postretirement benefit plans are not funded. The accrued postretirement benefit cost expected to be paid in the next year is in other current liabilities, while the remaining amount is included in other liabilities. The reconciliation of funded status and the net periodic postretirement benefit cost recognized in the Company's consolidated financial statements at June 30 were as follows:

                                                                                     Health and Life Insurance
                                                                                  --------------------------------
                                                                                      1998                1997
                                                                                  ------------       -------------
Reconciliation of funded status:
-------------------------------
Accumulated postretirement benefit obligation:
     Retirees and surviving spouses.............................................  $     32,001       $      30,645
     Actives eligible to retire.................................................         3,790               3,635
     Actives not yet eligible to retire.........................................         8,194               7,866
                                                                                  ------------       -------------
Total unfunded accumulated postretirement benefit obligation....................        43,985              42,146
Unrecognized prior service cost.................................................        (1,393)             (1,525)
Unrecognized net gain (loss)....................................................          (189)              2,065
Unrecognized net transition obligation..........................................       (18,838)            (20,093)
                                                                                  ------------       -------------
   Accrued postretirement benefit cost..........................................  $     23,565       $      22,593
                                                                                  ============       =============

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


14.  Retirement Benefits (continued)

Postretirement Benefits (continued)

                                                                   1998               1997                1996
                                                              ------------        ------------       -------------
Annual expense for the year ended June 30:
-----------------------------------------
Interest cost...............................................  $      3,110        $      3,158       $       3,243
Amortization of transition obligation and prior service.....         1,387               1,321               1,255
Service cost................................................           601                 723                 816
                                                              ------------        ------------       -------------
     Net periodic postretirement benefit cost...............  $      5,098        $      5,202       $       5,314
                                                              ============        ============       =============

In determining the accumulated postretirement benefit obligation, the weighted average discount rate used was 7.0% and 7.75% at June 30, 1998 and 1997, respectively.

For measurement purposes, the assumed health care cost trend rate used to measure the Company's accumulated benefit obligation was, for persons under age 65, 7.5% and 7.0% for June 30, 1998 and 1997, respectively. For persons over age 65, the Company has an insured medical program limiting the Company's subsidy to a per month/per retiree basis. The health care cost trend rate assumption for fiscal 1999 and forward at June 30, 1998, decreases gradually until the year 2002, when the ultimate trend rate is then fixed at 4.5%. A one percentage point increase in the assumed health care cost trend rate at June 30, 1998, would increase the aggregate service and interest cost components of net periodic postretirement benefit cost by $200, and the accumulated postretirement benefit obligation by $1,300.

Employees' Thrift Investment Plan
The Agway Inc. Employees' Thrift Investment Plan is a defined contribution plan covering a substantial majority of employees of Agway and its subsidiaries. Under the plan, each participant may invest up to 15% of his or her salary, of which a maximum of 6% qualifies for Company matching. Participant contributions are invested at the option of the participant in any combination of four funds.

The Company will contribute an amount of at least 10%, but not more than 50%, of each participant's regular contributions, as defined, up to 6% of his or her salary on an annual basis. Company contributions to this plan for years ended June 30, 1998, 1997 and 1996, were approximately $1,300, $1,200 and $1,300, respectively. For the years ended June 30, 1998, 1997 and 1996, the Board of Directors of the Company approved an additional match of 20% to supplement the minimum contribution level of 10%.

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


15.  Financial Information Concerning Segment Reporting

The Company, as an agricultural cooperative in the northeastern United States, operates principally in five business segments:

(1) Agriculture, through AAP, engages in the manufacturing and processing of various animal feeds, crop inputs, fertilizers and farm supplies; and, through CPG, engages in the manufacturing, processing and repacking of a variety of agricultural products marketed directly to consumers, retailers, wholesalers and processors, as well as to AAP and ARS.

(2) Retail, through ARS, engages in the retail marketing of yard and garden items, pet food and pet supplies, and agricultural supplies and materials, as well as the wholesale purchase, warehousing and distribution of these products to Agway franchised representatives and other businesses. ARS also provides marketing, purchasing, technical, and strategic support for AAP and the Agway retail store outlets.

(3) Energy, through Agway Energy Products, operates a full-service energy company which markets oil and gas heating and air-conditioning equipment, petroleum products including gasolines, kerosene, fuel oil, diesel fuel, propane, lubricating oils and greases, antifreeze, and other related items. In March 1997, AEP began marketing natural gas to residential and small commercial customers.

(4) Leasing, through Telmark LLC, is principally engaged in the business of leasing agricultural-related equipment, vehicles, and buildings to farmers and other customers, primarily in rural communities.

(5) Insurance, through Agway Insurance Company, underwrites property and casualty insurance and, through Agway General Agency Inc., markets accident and health insurance as well as long-term-care products.

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

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


15.  Financial Information Concerning Segment Reporting (continued)

Year ended June 30, 1998      Agriculture     Retail       Energy      Leasing    Insurance     Other(a)    Consolidated
------------------------      -----------   ----------   ---------   ----------   ---------   ----------    ------------
Net sales and revenues to
 unaffiliated customers..     $   740,559   $  224,896   $ 504,702   $   65,445   $  27,335   $        6    $  1,562,943
Intersegment sales and
   revenues..............          29,152       26,678         398           31           0      (56,259)              0
                              -----------   ----------   ---------   ----------   ---------   -----------   ------------
   Total sales and revenues   $   769,711   $  251,574   $ 505,100   $   65,476   $  27,335   $  (56,253)   $  1,562,943
                              ===========   ==========   =========   ==========   =========   ===========   ============
Operating margin (loss)
   plus other income, net..   $     7,612   $   (2,745)  $  15,151   $   15,412   $    (263)  $   20,861    $     56,028
Interest expense, net of
   interest income.......                                                                                        (30,825)
                                                                                                            ------------
      Margin from continuing
       operations before
        income taxes                                                                                        $     25,203
                                                                                                            ============
Identifiable assets......     $   364,898   $   98,741   $ 141,894   $  516,735   $  55,939   $  240,024    $  1,418,231
Depreciation and
  amortization                     13,408        4,974       8,668          607          78        1,062          28,797
Capital expenditures.....          14,101        6,972       5,631          471         297        3,480          30,952

Year ended June 30, 1997      Agriculture     Retail       Energy      Leasing    Insurance     Other(a)    Consolidated
------------------------      -----------   ----------   ---------   ----------   ---------   ----------    ------------
Net sales and revenues to
   unaffiliated customers     $   740,904   $  240,050   $ 606,800   $   56,908   $  27,020   $       32    $  1,671,714
Intersegment sales and
   revenues..............          30,415       27,562         305           35           0      (58,317)              0
                              -----------   ----------   ---------   ----------   ---------   ----------    ------------
   Total sales and revenues   $   771,319   $  267,612   $ 607,105   $   56,943   $  27,020   $  (58,285)   $  1,671,714
                              ===========   ==========   =========   ==========   =========   ==========    ============
Operating margin plus
   other income, net.....     $     3,219   $    5,207   $  19,537   $   13,003   $     694   $    5,893    $     47,553
Interest expense, net of
   interest income.......                                                                                        (30,970)
                                                                                                            ------------
      Margin from continuing
        operations before
        income taxes                                                                                        $     16,583
                                                                                                            ============

Identifiable assets......     $   341,666   $  105,409   $ 166,132   $  470,699   $  53,845   $  162,510    $  1,300,261
Depreciation and
   amortization                     6,660       11,659       9,591          529          55        1,337          29,831
Capital expenditures.....           7,429       12,792       4,632          540           0          352          25,745

Year ended June 30, 1996      Agriculture     Retail       Energy      Leasing    Insurance     Other(a)    Consolidated
------------------------      -----------   ----------   ---------   ----------   ---------   ----------    ------------
Net sales and revenues to
   unaffiliated customers     $   787,815   $  253,299   $ 545,704   $   48,577   $  25,431   $    2,259    $  1,663,085
Intersegment sales and
   revenues..............          82,295       31,593         323           50           0     (114,261)              0
                              -----------   ----------   ---------   ----------   ---------   ----------    ------------
   Total sales and revenues   $   870,110   $  284,892   $ 546,027   $   48,627   $  25,431   $ (112,002)   $  1,663,085
                              ===========   ==========   =========   ==========   =========   ==========    ============
Operating margin (loss) plus
   other income, net.....     $    23,427   $    4,868   $  16,119   $   11,589   $  (5,310)  $    3,462    $     54,155
Interest expense, net of
   interest income.......                                                                                        (33,085)
                                                                                                            ------------
     Margin from continuing
      operations before
      income taxes                                                                                          $     21,070
                                                                                                            ============

Identifiable assets......     $   361,342   $  105,220   $ 170,063   $  394,470   $  53,971   $  160,825    $  1,245,891
Depreciation and
  amortization                     10,917        9,872      10,545          450         125        1,513          33,422
Capital expenditures.....           8,624       10,796       4,332          939          13        1,321          26,025

(a) Represents unallocated net corporate items and intersegment eliminations.

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


16.  Other Income (Expense)

The components of other income (expense) for the year ended June 30 are summarized below:

                                                                   1998               1997                1996
                                                              ------------        ------------       -------------
Patronage refund income.....................................  $      4,344        $      9,534       $       8,037
Rent and storage revenue....................................         4,636               4,063               3,552
Gain/(loss) on disposition of:
     Businesses.............................................             0                 360               3,799
     Other security investments.............................             0                   0               1,348
     Properties and equipment...............................         1,210               2,613                (891)
Other, net..................................................         3,171               2,193               2,577
                                                              ------------        ------------       -------------
                                                              $     13,361        $     18,763       $      18,422
                                                              ============        ============       =============

17.  Supplemental Disclosures about Cash Flows

                                                                   1998               1997                1996
                                                              ------------        ------------       -------------
Additional disclosure of operating cash flows:
   Cash paid during the year for:
         Interest...........................................  $     40,807        $     39,812       $      43,195
                                                              ============        ============       =============
         Income taxes.......................................  $      3,253        $      3,661       $       3,499
                                                              ============        ============       =============
Additional disclosure for non-cash investing
   and financing activities:

     Dividends declared but unpaid at June 30...............  $      1,840        $      2,149       $       2,210
                                                              ============        ============       =============

18.  Financial and Commodity Instruments

Financial Instruments

Fair Value
Carrying amounts of trade notes and accounts receivable, financial instruments included in other assets and other liabilities, notes payable, and accounts payable approximate their fair values because of the short-term maturities of these instruments. The fair value of the Company's long-term debt and subordinated debentures is estimated based on discounted cash computations using estimated borrowing rates available to the Company ranging from 5.89% to 8.77% in 1998 and 6.18% to 8.87% in 1997.

The carrying amounts and estimated fair values of the Company's significant financial instruments held for purposes other than trading at June 30 were as follows:

                                                              1998                               1997
                                                 -------------------------------    -------------------------------
                                                   Carrying            Fair           Carrying            Fair
                                                    Amount             Value           Amount             Value
                                                 -------------    --------------    -------------    --------------
Liabilities:
Long-term debt  (excluding capital leases).....  $     351,906    $      357,869    $     328,651    $      333,669
Subordinated debentures........................        462,196           469,789          438,127           433,736

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

The Company's leasing subsidiary, Telmark, is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its leasing customers. These financial instruments consist of commitments to extend credit not recognized in the balance sheet. In the event of nonperformance by the other party to the financial instrument, the Company's credit risk is limited to the contractual amount of Telmark's commitment to extend credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of the instrument. Telmark uses the same credit and collateral policies in making commitments as it does for on-balance-sheet instruments.

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

Commodity Instruments

The Company has exposure to adverse price fluctuations associated with certain commodity inventories, product gross margins, and certain anticipated transactions in its Agriculture and Energy segments. Commodities such as corn, soy complex, oats, wheat, gasoline, fuel oil, and propane are purchased at market prices which are subject to volatility. In order to manage the risk of market price fluctuations, the Company enters into various exchange-traded futures and option contracts and over-the-counter option contracts with third parties. The Company closely monitors and manages its exposure to market price risk on a daily basis in accordance with formal policies established for this activity. These policies limit the duration to maturity of contracts entered into as well as the level of exposure to be hedged. Since November 1997, the Company modified its practices relating to its feed business so that all transactions involving derivative financial instruments are required to have a direct relationship to the price risk associated with existing inventories or future purchase and sales of its products.

Agriculture commodity instrument contracts are entered into within the grain marketing and feed businesses. The grain marketing program enters into both forward purchase and sales commitments with farmers and others on a variety of grain products. At the same time, grain marketing enters into generally matched transactions (in both maturity and amount) using offsetting forward commitments and/or exchange-traded futures contracts to hedge against price fluctuations in the market price of grains. In the feed business, exchange-traded futures and option contracts are entered into to manage exposure to fluctuations in the prices for its present and anticipated needs of major ingredients for its feed business.

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Thousands of Dollars)


18.  Financial and Commodity Instruments (continued)

Commodity Instruments (continued)

Energy commodity instrument contracts are entered into as a hedge against the price risk associated with the Company's inventories or future purchases and sales of commodities used in the Company's operations.

The Company determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The fair value of the Company's over-the-counter contracts is determined based on obtaining quotes from brokers. The margin accounts for open commodity futures and option contracts, which reflect daily settlements as market values change, are recorded in advances and other receivables. The margin account represents the Company's basis in those contracts. As of June 30, 1998 and 1997, the carrying and fair value of the Company's investment in commodities futures and option contracts was $2,200 and $3,200, respectively, and the total net deferred gains and losses on open contracts were immaterial. At June 30, 1998, the actual open positions of these instruments and the potential near-term losses in earnings, fair value, and/or cash flows from changes in market rates or prices were not material.


19.  Discontinued Operations

On December 15, 1995, Agway Holdings Inc. (AHI) sold all of its common stock of Hood. In accordance with the Stock Purchase Agreement, AHI received total proceeds of $25,500 in the form of $15,900 in cash and $9,600 in a promissory note in consideration of the sale of its Hood common stock and recorded a gain on disposal of Hood of $2,110, net of income tax of $1,711. AHI assumed certain specified obligations of Hood and indemnified the buyer for specified obligations identified within two years of the closing date. The obligations and/or liabilities assumed and expenses incurred by AHI in the transaction were estimated at $7,000 at the closing date. Immediately after closing, AHI exchanged the note of $9,600 received as proceeds for certain specified assets of Hood, including stock of a Farm Credit System cooperative bank, certain accounts receivable and certain real estate and fixed assets. As of June 30, 1998, the estimates made as of the closing date of the sale are adequate to cover the indemnifications made.

Net sales and revenues from the discontinued operations of Hood for the period of time owned during the year ended June 30, 1996, were approximately $188,000. The loss from the operation of the discontinued operations for the year ended June 30, 1996, related to Hood was $595 (net of tax benefit of $120).

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors
The directors of the Company determine Company policy and are nominated on a district representation basis by committees representing members within each district. Each of the following directors is a full-time farmer and has been engaged in full-time farming during the past five years:

                                                                                          Year
                                                                                         Became
                                                                                            A
       Name                   Age   Office                    Name of Farm              Director    Term Expires
      ------                  ---   ------                    ------------              --------    ------------
Ralph H. Heffner(1)            60   Chairman of the           Jersey Acres Farms Inc.     1973      November 2000
                                    Board and Director
Gary K. Van Slyke              55   Vice Chairman of the      VanSlyke's Dairy Farm       1994      November 2000
                                    Board and Director
Kevin B. Barrett               42   Director                  Heavenly View Farm          1996      November 1999
Keith H. Carlisle              56   Director                  Carlisle Bros., Inc.        1995      November 1998
D. Gilbert Couser              57   Director                  Shawangunk View Farm        1995      November 1998
Andrew J. Gilbert              39   Director                  Adon Farms                  1995      November 1998
Peter D. Hanks                 50   Director                  Big Green Farms, Inc.       1984      November 1999
Robert L. Marshman             59   Director                  Marshman Farms              1989      November 1999
Jeffrey B. Martin              39   Director                  Martin Farms                1997      November 2000
Samuel F. Minor                60   Director                  The Spring House            1987      November 2000
Carl D. Smith                  63   Director                  Hillacre Farms              1984      November 1999
Thomas E. Smith                63   Director                  Lazy Acres Dairy            1986      November 1998
Joel L. Wenger                 67   Director                  Weng-Lea Farms              1987      November 1999
Edwin C. Whitehead             57   Director                  White Ayr Farms             1994      November 2000
William W. Young               45   Director                  Will-O-Crest Farm           1989      November 1998

Ralph H. Heffner, Chairman of the Board of Directors, was paid $56,600; Gary K. Van Slyke, Vice Chairman of the Board of Directors from October 22, 1997, through the present, was paid $32,400; and Robert L. Marshman, Vice Chairman from July 1, 1997 through October 21, 1997, was paid $7,200 for their services for the year ended June 30, 1998. All other directors of the Company earned an annual retainer fee of $12,000 for participation on the Agway Inc. Board. In addition, each Board Committee Chairman earned an additional annual retainer fee of $3,000 and each director of Agway Inc. who was also a member of the Agway Insurance Company or Telmark LLC Board earned an additional $400 or $1,000, respectively. A fee of $200 was also earned by such directors for each day that they were involved in business for the Company. Expenses of Board members incurred in connection with Company business are reimbursed by the Company.

Effective July 1, 1998, the Chairman will receive $60,000 and the Vice-Chairman will receive $45,000. All other directors will receive $25,000 per year, paid quarterly, for participation on the Agway Inc. Board; additionally, the fee of $200 for each day involved in business for the company will now only be earned on days where the full Board is not in session.

Any director of the Company may elect to defer compensation for distribution at a later date. Deferred amounts are invested in interest-bearing accounts and may be paid in a lump sum or in annual installments over a period of up to 20 years.

A retirement benefit plan for Board members requires annual payments to retired or permanently disabled directors who served a minimum of six full years. The benefit is computed at $250 for each full year of service and is paid to the director or surviving spouse for a period equal to the years served on the Board through December 31, 1995, the date the plan was terminated. All earned benefits as of December 31, 1995, will be paid when due. As of June 30, 1998, the present value of accumulated benefits under this plan was approximately $500,000.

(1) All correspondence in relation to operational matters should be addressed to D.P. Cardarelli, President and Chief Executive Officer, Agway Inc., P.O. Box 4933, Syracuse, New York 13221.

Executive Officers
The executive officers of the Company provide operating control to carry out the policies established by the Board of Directors and serve at the discretion of the Board with no guarantee of employment. There are no full-time executive officers of the Company who are members of the Board of Directors. The principal occupation of all executive officers of the Company for the past five years, except for Mr. Schalk and Ms. Smith, has been as an officer or employee of the Company. The following is a listing of these officers as of July 1, 1998:

                                                                                                  Years Served
       Name                         Age      Office                                                As Officer
       ----                         ---      ------                                               ------------
Donald P. Cardarelli                42       President and Chief Executive Officer                     7
Daniel J. Edinger                   47       President, Telmark LLC                                    -
Robert A. Fischer, Jr.              50       President, Agway Agricultural Products                    3
David M. Hayes                      54       Senior Vice President, General Counsel and Secretary     17
Stephen H. Hoefer                   43       Senior Vice President, Public Affairs                     4
Michael R. Hopsicker                33       President, Agway Energy Products LLC                      2
Dennis J. LaHood                    52       President, Country Products Group                         3
Peter J. O'Neill                    51       Senior Vice President, Finance & Control,
                                               Treasurer and Controller                                9
William L. Parker                   51       Vice President and Chief Information Officer              3
Donald F. Schalk                    47       President, Agway Retail Services                          3
Robert D. Sears                     57       Vice President, Membership                                4
Gerald R. Seeber                    51       Senior Vice President, Administrative Services and
                                             President, Agway Insurance Group                          -
G. Leslie Smith                     55       Vice President and Chief Investment Officer               1

Mr. Cardarelli served as Vice President, Treasurer of the Company from May 1992 to August 1994; as Executive Vice President and Chief Operating Officer from August 1994 to January 1995; and as General Manager and CEO from January 1995 and President from February 1995 to July 1, 1998.

Mr. Edinger served as President, Telmark LLC, from February 1988 to July 1,1998.

Mr. Fischer has served as President, Milford Fertilizer Company, since June 1970; as Executive Director, Crops from October 1994 to February 1995; as Vice President, Agway Agricultural Products, from February 1995 to July 1, 1997; and as President, Agway Agricultural Products, from July 1997 to July 1, 1998.

Mr. Hayes served as Senior Vice President, General Counsel and Secretary from July 1992 to July 1, 1998.

Mr. Hoefer served as Director of Government Affairs/Corporate Transportation Services from June 1992 through June 1994; as Vice President, Public Affairs, from June 1994 to July 1997; and as Senior Vice President, Public Affairs, from July 1997 to July 1, 1998.

Mr. Hopsicker served as Director, Planning & Operations, AEP, from November 1992 to December 1994; as Director, Financial Planning, Finance & Control, from December 1994 to October 1995; as Director, Business Development, ARS, from October 1995 to April 1996; as Vice President, Agway Energy Products, from April 1996 to July 1997; and as President, Agway Energy Products LLC, from July 1997 to July 1, 1998.

Mr. LaHood served as President, Country Foods, from October 1992 to October 1994; as Executive Director, Country Foods and Seed Operations, from October 1994 to February 1995; as Vice President, Country Products Group, from February 1995 to July 1997; and as President, Country Products Group, from July 1997 to July 1, 1998.

Mr. O'Neill served as Senior Vice President, Finance & Control, from October 1992 to November 1994; and as Senior Vice President, Finance & Control, Treasurer and Controller, from November 1994 to July 1, 1998.

Mr. Parker served as Director of New Project Management from January 1993 to September 1994; as Vice President, Information Services, from September 1994 to May 1996; and as Vice President, Chief Information Officer from May 1996 to July 1, 1998.

Mr. Schalk served as Director of Marketing-Agriculture from January 1990 to July 1993; as Executive Director, Feed, from October 1994 to February 1995; as Vice President, Agway Retail Services, from February 1995 to July 1997; and as President, Agway Retail Services, from July 1997 to July 1, 1998. For the period July 1993 to October 1994, Mr.
Schalk was a region manager of Harris Moran Seed Co.

Mr. Sears served as Director of Member Relations from June 1992 through June 1994; and as Vice President, Membership, from June 1994 to July 1, 1998.

Mr. Seeber served as Executive Vice President, Agway Insurance Group, from July 1992 to October 1993; as President, Agway Insurance Group, from October 1993 to July 1997; and as Senior Vice President, Administrative Services and President, Agway Insurance Group, from July 1997 to July 1, 1998.

Ms. Smith served as Director, Trust Investments, from September 1993 to April 1997; and as Vice President and Chief Investment Officer from May 1997 to July 1, 1998. For the period October 1989 to August 1993, Ms. Smith was Executive Administrator for TWA Pilots Trust Annuity Plan.

Item 11.  Executive Compensation

The following table sets forth information regarding annual and long-term compensation for services in all capacities to the Company for the fiscal years ended June 1998, 1997 and 1996 of those persons who served as (i) the chief executive officer (CEO) at any time during the fiscal year, and (ii) the other four most highly compensated executive officers of the Company (other than the CEO) who were serving in such capacity at June 30, 1998.

                                            SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------
                                             Annual Compensation (4)
                                             -----------------------
Name and                                                                                  All Other
Principal Position              Year            Salary(1)      Bonus(1)(2)             Compensation(3)
--------------------------------------------------------------------------------------------------------
Donald P. Cardarelli            1998             $425,390         $327,600                      $ 11,500
   President and CEO            1997              387,024           80,000                         3,925
                                1996              336,065          330,638                         3,038

Robert A. Fischer, Jr.          1998              294,423          124,000                       116,476
   President,                   1997              220,000           44,000                       118,411
   Agway Agricultural           1996              200,000          175,090                       105,212
   Products

Michael R. Hopsicker            1998              202,312          105,000                         2,987
   President,                   1997              170,014           34,001                         2,873
   Agway Energy                 1996              102,277                0                         1,623
   Products

Dennis J. LaHood                1998              220,407          175,515                         2,998
   President,                   1997              178,293           88,000                         2,877
   Country Products             1996              165,022          132,000                         2,780
   Group

Peter J. O'Neill                1998              266,165          130,000                         4,060
   Senior Vice President,       1997              250,016           50,000                         5,185
   Finance & Control,           1996              250,016          150,000                         6,137
   Treasurer and
   Controller

(1) Salary and bonus are used in determining the average annual compensation pursuant to the Company's Retirement Plan, effective July 1, 1998. This amount includes all deferred amounts under the Agway Inc. Employees' Thrift Investment Plan, Agway Inc. Employees' Benefit Equalization Plan, and the Milford Fertilizer Company Employees' Profit Sharing and Savings Plan.
(2) Members of the chief executive officer's staff and other executives designated by the Company's chief executive officer are eligible for participation in the Agway Inc. management incentive policy. Contingent upon each individual's performance as determined by the President and CEO, the Company's net margin, and other performance factors, each eligible executive may be paid a bonus. Bonuses are reflected in the fiscal year earned regardless of payment date.
(3) Amounts shown for all officers, except Mr. Fischer, include contributions made by the Company to the Agway Inc. Employees' Thrift Investment Plan, the Agway Inc. Employees' Benefit Equalization Plan, the Agway Inc. Employees' Deferred Compensation Program, and any other payments not appropriately characterized as salary or bonus. With respect to Mr. Fischer, amounts include non-compete payments, payments to the Milford Fertilizer Company Employees' Profit Sharing and Savings Plan, term life insurance premiums, and reportable savings interest.
(4) There were no perquisites paid by the Company in excess of the lesser of $50,000 or 10% of an executive's total salary and bonus for the years disclosed.

Employees' Retirement Plan

The Employees' Retirement Plan of Agway Inc. (the Retirement Plan) is a non-contributory defined benefit plan covering nearly all employees. The Retirement Plan was amended effective July 1, 1998, to include a pension equity formula, as well as to recognize incentive compensation as pensionable compensation for all employees. It provides for retirement benefits, based upon average annual compensation received during the highest 36 consecutive months in the last 10 years of service and credits earned for years of service with the Company. Full credits are earned for service on and after July 1, 1998, and credits equal to approximately 3/4 of the full credits are earned for service prior to July 1, 1998. The benefit is defined as an account balance and can be paid out as a lump sum or an annuity. An employee is 100% vested in his benefit after completing 5 years of service or attaining age 55 after completing one year of service.

The following table shows estimated annual benefits payable upon retirement using the credit formula in effect for service after June 30, 1998, based on certain 3-year average remuneration levels and years-of-service classifications. The table was developed assuming a normal retirement at age 65 and using current annuity conversion factors and current Social Security Wage Base.

                                                PENSION PLAN TABLE
                                                   (New Formula)
                                             Years of Credited Service
------------------------------------------------------------------------------------------------------------------------------
   3-Year Average
    Remuneration            5             10             15             20             25              30             35
------------------------------------------------------------------------------------------------------------------------------
      $300,000             $20,600        $ 39,200       $ 57,800       $ 75,000       $ 92,200        $107,900       $123,700
       350,000              24,100          45,900         67,600         87,800        107,900         126,300        144,800
       400,000              27,700          52,600         77,500        100,500        123,600         144,800        165,900
       450,000              31,200          59,300         87,300        113,300        139,300         163,200        187,000
       500,000              34,700          65,900         97,200        126,100        155,000         181,600        208,100
       550,000              38,200          72,600        107,000        138,900        170,700         200,000        229,200
       600,000              41,700          79,300        116,900        151,700        186,400         218,400        250,300
       650,000              45,200          86,000        126,700        164,400        202,100         236,800        271,400
       700,000              48,800          92,700        136,600        177,200        217,800         255,200        292,500
       750,000              52,300          99,300        146,400        190,000        233,500         273,600        313,600
       800,000              55,800         106,000        156,300        202,800        249,300         292,000        334,700
       850,000              59,300         112,700        166,100        215,500        265,000         310,400        355,800
       900,000              62,800         119,400        176,000        228,300        280,700         328,800        376,900
       950,000              66,300         126,100        185,800        241,100        296,400         347,200        398,000

Active participants are entitled to receive no less than the value of their benefits accrued under the old formula through June 30, 1998. In addition, most active participants whose age plus service totaled 55 years or more as of July 1, 1998, will receive the greater of the benefit determined under the new formula described above, or the benefit determined had the old formula remained in effect.

The old formula is based upon average annual compensation received during the highest 60 consecutive months in the last 10 years of service and credited years of service. Optional earlier retirement and other benefits are also provided. The old formula pays a monthly retirement benefit based on the greater amount calculated under two formulas. The benefit amount under one formula is subject to an offset for Social Security benefits.

The following table shows estimated annual benefits under the old formula upon retirement based on certain 5-year average remuneration levels and years-of-service classifications. The table was developed assuming a normal retirement at age 65 and does not reflect an offset for up to 50% of the Social Security benefit, subject to certain minimum benefits.

                                                PENSION PLAN TABLE
                                                   (Old Formula)
                                             Years of Credited Service
-----------------------------------------------------------------------------------------------------------------------------
   5-Year Average
    Remuneration           5             10             15              20             25             30             35
-----------------------------------------------------------------------------------------------------------------------------
     $300,000              $24,000       $ 48,000       $ 72,000        $ 96,000       $120,000       $144,000       $168,000
      350,000               28,000         56,000         84,000         112,000        140,000        168,000        196,000
      400,000               32,000         64,000         96,000         128,000        160,000        192,000        224,000
      450,000               36,000         72,000        108,000         144,000        180,000        216,000        252,000
      500,000               40,000         80,000        120,000         160,000        200,000        240,000        280,000
      550,000               44,000         88,000        132,000         176,000        220,000        264,000        308,000
      600,000               48,000         96,000        144,000         192,000        240,000        288,000        336,000
      650,000               52,000        104,000        156,000         208,000        260,000        312,000        364,000
      700,000               56,000        112,000        168,000         224,000        280,000        336,000        392,000
      750,000               60,000        120,000        180,000         240,000        300,000        360,000        420,000
      800,000               64,000        128,000        192,000         256,000        320,000        384,000        448,000
      850,000               68,000        136,000        204,000         272,000        340,000        408,000        476,000
      900,000               72,000        144,000        216,000         288,000        360,000        432,000        504,000
      950,000               76,000        152,000        228,000         304,000        380,000        456,000        532,000

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

The benefits shown are computed on a straight life basis and do not reflect an offset for up to 50% of the Social Security benefit, subject to certain minimum benefits. Also, the benefits are based on continuing the Plan's benefit formulas as in effect on June 30, 1998. As of June 30, 1998, the officers and their respective number of credited years of service under the Retirement Plan were as follows: Messrs. Cardarelli, 13; Hopsicker, 9; LaHood, 28; and O'Neill, 9. Mr.
Fischer does not participate in the Retirement Plan nor any other long-term incentive programs of the Company. However, he participates in the Milford Fertilizer Company Employees' Profit Sharing and Savings Plan. "Compensation" is defined as the regular salary or wages, as reported in the Salary column of the Summary Compensation Table, which is paid to an employee for services rendered to Agway Inc., including overtime and vacation pay but excluding bonuses or special pay.

Director Compensation

For a discussion of director compensation, see Directors and Executive Officers of the Registrant (Item 10) of this Form 10-K.


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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
                                                                                                             Page
     (a) Index to Document List                                                                            Location
                                                                                                           --------
         (1)  Financial Statements
              Among  the  responses  to this  Item  14(a)(1)  are the  following financial statements, which are included in Item 8 on page 28:

              (i)   Report of Independent Accountants..........................................................  30

              (ii)  Consolidated Balance Sheets, June 30, 1998 and 1997........................................  31

              (iii) Consolidated  Statements of Operations,  fiscal years ended
                    June 30, 1998, 1997 and 1996...............................................................  32

              (iv)  Consolidated Statements of Changes in Shareholders' Equity, fiscal years ended
                    June 30, 1998, 1997 and 1996...............................................................  33

              (v)   Consolidated Statements of Cash Flow, fiscal years ended June 30, 1998, 1997 and 1996......  34

              (vi)  Notes to Consolidated Financial Statements.................................................  35

         (2)  Financial Statement Schedules

              (i)   Report of Independent Accountants..........................................................  68

              (ii)  The following schedules are presented:

                    Schedule I       -     Condensed Financial Information of Registrant, each of the three years in the period ended June 30, 1998.......................  69

                    Schedule II      -     Valuation and Qualifying Accounts, fiscal years ended
                                           June 30, 1998, 1997 and 1996........................................  73


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




/s/ PRICEWATERHOUSE LLP
PricewaterhouseCoopers LLP

Syracuse, New York
August 21, 1998

Item 14(a)(2).  Financial Statement Schedules

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------
                          AGWAY INC. (PARENT CO. ONLY)
                            CONDENSED BALANCE SHEETS
                             June 30, 1998 and 1997
                             (Thousands of Dollars)

                                     ASSETS

                                                                                      1998                1997
                                                                                  ------------       -------------
Current assets:
     Cash.......................................................................  $      4,716       $           0
     Trade accounts receivable (including notes receivable of $38,630 and
         $34,251, respectively), less allowance for doubtful
         accounts of $4,432 and $4,156, respectively............................        87,371              92,262
     Inventories................................................................        47,260              50,072
     Other current assets.......................................................        58,478              53,231
                                                                                  ------------       -------------
         Total current assets...................................................       197,825             195,565

Investments in subsidiaries.....................................................       191,063             203,812

Properties and equipment, net...................................................        51,604              48,794

Net pension asset...............................................................       176,792             100,052

Other assets  ..................................................................         2,605               1,990
                                                                                  ------------      --------------
         Total assets...........................................................  $    619,889      $      550,213
                                                                                  ============      ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................................................  $     25,559      $       25,006
     Operating advances payable to subsidiaries, net............................       197,052             185,464
     Other current liabilities..................................................       121,370             119,970
                                                                                  ------------      --------------
         Total current liabilities..............................................       343,981             330,440

Other liabilities...............................................................        69,070              42,022

Shareholders' equity............................................................       206,838             177,751
                                                                                  ------------      --------------
         Total liabilities and shareholders' equity.............................  $    619,889      $      550,213
                                                                                  ============      ==============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------
                          AGWAY INC. (PARENT CO. ONLY)
             CONDENSED STATEMENTS of OPERATIONS and RETAINED MARGIN
                 fiscal years ended JUNE 30, 1998, 1997 and 1996
                             (Thousands of Dollars)


                                                                   1998               1997                1996
                                                               ------------       -----------        ------------
Net sales and revenues from:
     Product sales..........................................   $    498,363       $   506,886        $    594,188
     Other services.........................................         15,302            12,808               8,475
                                                               ------------       -----------        ------------
         Total net sales and revenues.......................        513,665           519,694             602,663
Cost and expenses from:
     Products and plant operations..........................        470,626           487,534             552,304
     Selling, general and administrative activities.........         48,938            49,611              49,512
     Restructuring credit...................................              0                 0              (1,301)
                                                               ------------       -----------        ------------
         Total operating costs and expenses.................        519,564           537,145             600,515
                                                               ------------       -----------        ------------
Operating income (loss).....................................         (5,899)          (17,451)              2,148
Interest expense, net.......................................           (723)             (876)               (786)
Other income, net...........................................         26,441            21,862              22,744
                                                               ------------       -----------        ------------
Margin from continuing operations before income taxes
     and equity in earnings of subsidiaries ................         19,819             3,535              24,106
Income tax benefit (expense)................................          6,563             7,904              (2,185)
                                                               ------------       -----------        ------------
Income (loss) before equity in earnings of subsidiaries.....         26,382            11,439              21,921
Equity in (loss) earnings of unconsolidated subsidiaries....        (13,584)             (769)            (10,774)
                                                               ------------       -----------        ------------
Margin from continuing operations...........................         12,798            10,670              11,147
Discontinued operations:
     Loss from operations, including tax benefit of $120....              0                 0                (595)
     Gain on disposal of Hood, net of tax expense of $1,711               0                 0               2,110
                                                               ------------       -----------        ------------
         Margin from discontinued operations................              0                 0               1,515

Margin before cumulative effect of an accounting change ....         12,798            10,670              12,662
Cumulative effect of accounting change, net of tax
     expense of $16,500.....................................         28,956                 0                   0
                                                               ------------       -----------        ------------
Net margin..................................................         41,754            10,670              12,662
Retained margin - beginning of year.........................        117,571           110,714             102,934
Dividends...................................................         (3,634)           (4,237)             (4,382)
Equity in net unrealized losses of marketable securities....            705               424                (500)
                                                               ------------       -----------        ------------
Retained margin - end of year...............................   $    156,396       $   117,571        $    110,714
                                                               ============       ===========        ============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------
                          AGWAY INC. (PARENT CO. ONLY)
                        CONDENSED STATEMENTS OF CASH FLOW
                 fiscal years ended JUNE 30, 1998, 1997 and 1996
                             (Thousands of Dollars)


                                                                   1998               1997                1996
                                                              -------------       ------------       -------------
Net cash flows from operating activities....................  $      29,260       $      9,633       $      13,162
Cash flows from investing activities:
     Purchases of property, plant and equipment.............        (11,785)               140              (4,588)
     Other..................................................          1,262             (3,765)              3,935
                                                              -------------       ------------       -------------
Net cash flows used in investing activities.................        (10,523)            (3,625)               (653)
Cash flows from financing activities:
     Payments on capitalized leases.........................           (441)              (830)               (529)
     Cash dividends paid....................................         (3,943)            (4,297)             (4,582)
     Other..................................................         (9,637)            (1,910)             (6,369)
                                                              -------------       ------------       -------------
Net cash flows used in financing activities.................        (14,021)            (7,037)            (11,480)
Net increase in cash and equivalents........................          4,716             (1,029)              1,029
Cash and equivalents at beginning of year...................              0              1,029                   0
                                                              -------------       ------------       -------------
Cash and equivalents at end of year.........................  $       4,716       $          0       $       1,029
                                                              =============       ============       =============

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


Reclassifications
Certain reclassifications have been made to conform prior year financial statements with the current year presentation.


Inventories

Inventories at June 30 consist of the following:

                                                                                      1998                1997
                                                                                  ------------       -------------
Finished goods..................................................................  $     47,225       $      50,011
Supplies........................................................................            35                  61
                                                                                  ------------       -------------
                                                                                  $     47,260       $      50,072
                                                                                  ============       =============

Debt

Debt capital for Agway is supplied by its wholly owned subsidiary, AFC, which secures financing through bank borrowings and issuance of corporate debt instruments. The payment of principal and interest on this debt is unconditionally guaranteed by Agway. This guarantee is full and unconditional, and joint and several. The total debt of AFC guaranteed by Agway is disclosed in
Note 11.



Related Party Transactions

Transactions between Agway Inc. and its unconsolidated subsidiaries are as follows:

                                                                            Fiscal Years Ended June 30
                                                              ----------------------------------------------------
                                                                   1998               1997                1996
                                                              -------------       ------------       -------------
Net sales and revenues......................................  $      50,051       $     28,800       $      69,436
Product and plant operation expenses........................         17,107              9,072              10,933
Recovery of selling, general and administrative expenses....         19,051             19,207              24,821
Interest expense, net.......................................          8,649              6,993               4,817

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of Dollars)

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


                   Col. A                              Col. B              Col. C               Col. D       Col. E
-------------------------------------------------------------------------------------------------------------------


                                                                           Additions
                                                                   ------------------------
                                                       Balance     Charged to    Charged to                  Balance
                                                    at Beginning    Costs and      Other                     at End
                 Description                          of Period     Expenses      Accounts     Deductions   of Period
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 30, 1998
-------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from
assets to which they apply:
     Allowance for doubtful notes and accounts
         receivable (current)....................    $   7,864    $   1,820     $      0     $1,758(a)    $   7,926
     Allowance for doubtful leases receivable....    $  24,014    $   9,570     $      0     $6,513(a)    $  27,071
     Inventory reserve...........................    $   2,362    $     100     $      0     $1,871(b)    $     591
     Surplus property reserve....................    $     856    $       0     $      0     $   67(c)    $     789
     Income tax valuation allowance..............    $       0    $       0     $      0     $    0       $       0
-------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 30, 1997
-------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from
assets to which they apply:
     Allowance for doubtful notes and accounts
         receivable (current)....................    $  10,062    $     623     $      0   $ 2,821(a)     $   7,864
     Allowance for doubtful leases receivable....    $  19,776    $   9,718     $      0   $ 5,480(a)     $  24,014
     Inventory reserve...........................    $   2,547    $     385     $      0   $   570(b)     $   2,362
     Surplus property reserve....................    $   1,428    $      66     $      0   $   638(c)     $     856
     Income tax valuation allowance..............    $     881    $       0     $      0   $  (881)       $       0
-------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 30, 1996
-------------------------------------------------------------------------------------------------------------------


Reserves deducted in the balance sheet from
assets to which they apply:
     Allowance for doubtful notes and accounts
         receivable (current)....................    $   9,716    $   3,993     $      0   $ 3,647(a)     $  10,062
     Allowance for doubtful leases receivable....    $  15,331    $   7,000     $      0   $ 2,555(a)     $  19,776
     Inventory reserve...........................    $   2,914    $       0     $      0   $   367(b)     $   2,547
      Surplus property reserve...................    $     660    $   1,024     $      0   $   256(c)     $   1,428
     Income tax valuation allowance..............    $     847    $      34     $      0   $     0        $     881



(a) Accounts charged off, net of recoveries.
(b) Difference between cost and market of applicable inventories.
(c) Locations sold.

Item 14(b).       Reports on Form 8-K
                  No reports on Form 8-K for the three months ended June 30, 1998, have been filed.

Item 14(c)(1). Exhibits Required by Securities and Exchange Commission Regulation S-K

                  (i) The following required exhibits are hereby incorporated by reference to previously filed Registration Statements on Forms S-1, S-2, S-3, or S-7 or on Form 10-Q filed on the dates as specified:

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

                      Instrument defining the rights of security holders, including indentures

                      4(a)    -   The  Indenture  dated  as of  October 1,  1974
                                  between Agway Inc. and First Trust and Deposit
                                  Company  of  Syracuse,  New  York,  Trustee,
                                  including  forms  of  Subordinated  Debentures
                                  (Minimum  8%  per annum) due July 1, 1999, and
                                  Subordinated   Debentures  (Minimum  8.5%  per
                                  annum) due July 1, 1999, filed by reference to
                                  Exhibit 4 of the Registration Statement (Form
                                  S-7),File No. 2-52179 dated November 21, 1974.

                      4(b)    -   The  Indenture  dated  as of September 1, 1976
                                  between Agway Inc. and First Trust and Deposit
                                  Company of Syracuse, New York, Trustee, including forms of Subordinated Debentures
                                  (Minimum  7% per  annum) due July 1, 2001, and
                                  Subordinated Debentures (Minimum 7.5% per annum) due July 1, 2001, filed by reference to
                                  Exhibit 4 of the  Registration Statement (Form
                                  S-1),File No. 2-57227,dated September 21,1976.

                      4(c)    -   The  Indenture  dated  as of September 1, 1978
                                  between Agway Inc. and First Trust and Deposit
                                  Company  of  Syracuse,  New  York,  Trustee,
                                  including  forms  of Subordinated   Debentures
                                  (Minimum 7.5% per annum) due July 1, 2003, and
                                  Subordinated Debentures (Minimum 8% per annum) due July 1,2003, filed by reference to Exhibit
                                  4  of  the  Registration Statement (Form S-1),
                                  File No. 2-62549 dated September 8, 1978.

                      4(d)    -   The  Indenture  dated as of September 1, 1985,
                                  between Agway and Key Bank of Central New York of Syracuse, New York, Trustee,including forms of Subordinated Money Market Certificates
                                  (Minimum 7.5% per annum) due October 31, 2005, and Subordinated Member Money Market
                                  Certificates  (Minimum  8%  per  annum)  due
                                  October 31,2005, filed by reference to Exhibit
                                  4 of  the  Registration  Statement (Form S-2),
                                  File No. 2-99905, dated August 27, 1985.

                      4(e)    -   The  Indenture  dated as of September 1, 1986,
                                  between AFC and Key Bank of Central New York of Syracuse, New York,Trustee, including forms of Subordinated Member Money Market
                                  Certificates(Minimum 6% per annum) due October
                                  31, 2006,  and  Subordinated  Money  Market
                                  Certificates  (Minimum  5.5%  per  annum)  due
                                  October 31,2006, filed by reference to Exhibit
                                  4 of  the  Registration  Statement (Form S-3),
                                  File No.33-8676, dated September 11, 1986.

Item 14(c)(1). Exhibits Required by Securities and Exchange Commission Regulation S-K - Continued

                      4(f)    -   The Supplemental Indenture dated as of October
                                  1, 1986, among AFC, Agway Inc. and Key Bank of
                                  Central New York of Syracuse,New York,Trustee,
                                  including   forms  of  subordinated  debt
                                  securities filed by reference to Exhibit 4 of the Registration Statement(Form S-3), File No.
                                  33-8676, dated September 11, 1986.

                      4(g)    -   The  Indenture  dated  as  of August 24, 1987,
                                  between AFC and Key Bank of Central New  York
                                  of Syracuse, New York,Trustee, including forms
                                  of  Subordinated  Member  Money   Market
                                  Certificates (Minimum 7% per annum)due October
                                  31, 1998, and Subordinated Member Money Market
                                  Certificates  (Minimum  6.5%  per  annum)  due
                                  October 31, 2008,and Subordinated Money Market
                                  Certificates  (Minimum  6.5%  per  annum)  due
                                  October 31,1998, and Subordinated Money Market
                                  Certificates (Minimum 6% per annum)due October
                                  31, 2008, filed by reference to Exhibit 4 of the Registration Statement (Form S-3),File No.
                                  33-16734, dated August 31, 1987.

                      4(h)    -   The  Indenture  dated  as  of August 23, 1988,
                                  between  AFC  and Key Bank of Central New York
                                  of Syracuse, New York, Trustee,including forms
                                  of   Subordinated   Member   Money    Market
                                  Certificates  (Minimum  9.5%  per  annum)  due
                                  October 31,2000, and Subordinated Member Money
                                  Market Certificates (Minimum 9% per annum) due
                                  October 31, 2008,and Subordinated Money Market
                                  Certificates (Minimum 9% per annum)due October
                                  31,  2000,  and  Subordinated  Money  Market
                                  Certificates  (Minimum  8.5%  per  annum)  due
                                  October 31,2008, filed by reference to Exhibit
                                  4 of  the  Registration  Statement (Form S-3),
                                  File No. 33-24093, dated August 31, 1988.

                      4(i)    -   The Supplemental Indenture dated as of October
                                  14, 1988, among AFC, Agway Inc. and   Key Bank
                                  of Central  New  York,  National  Association,
                                  Trustee, amending the Indentures dated as of August 23, 1988, and August 24, 1988, filed on
                                  October 18, 1988.

                      4(j)    -   The  Indenture  dated as  of  August 23, 1989,
                                  among AFC, Agway Inc. and Key Bank of  Central
                                  New  York  of  Syracuse,  New  York,  Trustee,
                                  including forms of Subordinated   Money Market
                                  Certificates  and  Subordinated  Member  Money
                                  Market  Certificates,  filed  by  reference to
                                  Exhibit  4 of the Registration Statement (Form
                                  S-3), File No. 33-30808,dated August 30, 1989.

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

                      4(l)    -   AFC   Board   of   Directors   resolutions
                                  authorizing  the  issuance  of  Money  Market
                                  Certificates   under  Indentures  dated  as of
                                  August  23,  1989,  filed herein.

                      4(m)    -   The Supplemental  Indenture dated as of August
                                  24, 1992, among AFC, Agway Inc. and Key Bank of New York, Trustee, amending the Indenture dated as of August 23, 1989,filed by reference to Exhibit 4 of the Registration Statement
                                  (Form S-3), File No. 33-52418, dated September
                                  25, 1992.

                      Letter on change in accounting principles

                      18      -   Letter  on  change  in  accounting principles,
                                  filed by reference to Form 10-Q filed for the first quarter ending September 30, 1997.

Item 14(c)(1). Exhibits Required by Securities and Exchange Commission Regulation S-K - Continued

                  (ii)The following exhibits are filed as a separate section of this report:

                       3     - Agway, Inc. By-laws as amended to April 28, 1998

                      10     - Material contracts
                               (a) Directors - Deferred Compensation Agreement
                               (b) Board  Officers  -  Deferred  Compensation
                                   Agreement

                      12     - Statement re computation of ratios

                      21     - Subsidiaries of the registrant

                      23     - Consents of experts and counsel

                      27     - Financial data schedule*

                      99     - Additional exhibits
                               The Annual Report on Form 11-K for the year ended June 30, 1998 of the Agway Inc. Employees' Thrift Investment Plan.





* Included with electronic filing only.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AGWAY INC.
                                    (Registrant)

                                    By   /s/ Donald P. Cardarelli
                                         -------------------------
                                             Donald P. Cardarelli
                                             President and Chief
                                              Executive Officer
                                        (Principal Executive Officer)

                                    Date     August 24, 1998
                                         -------------------------

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

                      Signature                        Title                                           Date
                      ---------                        -----                                           ----
           /s/ Donald P. Cardarelli                 President and Chief Executive Officer        August 24, 1998
            (Donald P. Cardarelli)                     (Principal Executive Officer)



           /s/ Peter J. O'Neill                     Senior Vice President,                       August 24, 1998
            (Peter J. O'Neill)                         Finance & Control,
                                                       Treasurer and Controller
                                                       (Principal Financial Officer
                                                       & Principal Accounting Officer)



           /s/ Ralph H. Heffner                     Chairman of the                              August 24, 1998
            (Ralph H. Heffner)                          Board and Director



           /s/ Gary K. Van Slyke                    Vice Chairman of the                         August 24, 1998
            (Gary K. Van Slyke)                         Board and Director



           /s/ Kevin B. Barrett                     Director                                     August 24, 1998
            (Kevin B. Barrett)



           /s/ Keith H. Carlisle                    Director                                     August 24, 1998
            (Keith H. Carlisle)



           /s/ D. Gilbert Couser                    Director                                     August 24, 1998
            (D. Gilbert Couser)


                   Signature                             Title                                       Date
                   ---------                             -----                                       ----

             /s/ Andrew J. Gilbert                     Director                                 August 24, 1998
              (Andrew J. Gilbert)



             /s/ Peter D. Hanks                        Director                                 August 24, 1998
               (Peter D. Hanks)



            /s/ Robert L. Marshman                     Director                                 August 24, 1998
             (Robert L. Marshman)



            /s/ Jeffrey B. Martin                      Director                                 August 24, 1998
              (Jeffrey B. Martin)



            /s/ Samuel F. Minor                        Director                                 August 24, 1998
              (Samuel F. Minor)



            /s/ Carl D. Smith                          Director                                 August 24, 1998
             (Carl D. Smith)



            /s/ Thomas E. Smith                        Director                                 August 24, 1998
             (Thomas E. Smith)



            /s/ Joel L. Wenger                         Director                                 August 24, 1998
              (Joel L. Wenger)



            /s/ Edwin C. Whitehead                     Director                                 August 24, 1998
             (Edwin C. Whitehead)



            /s/ William W. Young                       Director                                 August 24, 1998
              (William W. Young)


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

As of the date of this filing on Form 10-K, the Registrant has not had available to be sent to security holders the annual report for fiscal year ended June 30, 1998. Subsequent to the filing of the annual report on Form 10-K, the Registrant shall furnish security holders with annual reports.

                                    AGWAY INC.
                                    FORM 10-K
                                  JUNE 30, 1998
                                  EXHIBIT INDEX


Exhibit
Number       Title
-------      -----

( 3)         Agway, Inc. By-Laws as amended to April 28, 1998

(10)         Material contracts
             (a)  Directors - Deferred Compensation Agreement
             (b)  Board Officers - Deferred Compensation Agreement

(12)         Statements re computation of ratios

(21)         Subsidiaries of registrant

(23)         Consent of experts and counsel

(27)         Financial data schedule*

(99)         Additional exhibits
                  Annual report on Form 11-K for the year ended June 30, 1998 of the Agway Inc. Employees' Thrift Investment Plan


*Included with electronic filing only.