Form 10-Q
period 1998-09-30
AGWAY INC
filed 1998-11-10
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
 ACT OF 1934
For the quarterly period ended September 30, 1998
                               ------------------
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
EXCHANGE ACT OF 1934
For the transition period from                         to
                               ----------------------     ----------------------
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
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



       Class                              Outstanding at November 6, 1998
------------------------                  -------------------------------
Membership Common Stock,                          101,576 shares
$25 par value per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                                                            PAGE NO.
                                                                                                            --------
PART I.    FINANCIAL INFORMATION
-------    ---------------------
           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 1998 and June 30, 1998....................   3

           Condensed Consolidated Statements of Operations and Retained Earnings for the three months
           ended September 30, 1998 and September 30, 1997.....................................................   4

           Consolidated Statements of Comprehensive Income for the three months ended
           September 30, 1998 and September 30, 1997...........................................................   5

           Condensed Consolidated Cash Flow Statements for the three months ended September 30, 1998
           and September 30, 1997..............................................................................   6

           Notes to Condensed Consolidated Financial Statements................................................   7

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......  13


PART II.   OTHER INFORMATION
--------   -----------------
           Item 1.  Legal Proceedings..........................................................................  18

           Item 6.  Exhibits and Reports on Form 8-K...........................................................  19


           SIGNATURES..........................................................................................  20



                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                  September 30,          June 30,
                                                                                      1998                 1998
                                                                                  -------------      --------------
ASSETS                                                                             (Unaudited)
------
Current Assets:
     Trade accounts  receivable  (including  notes  receivable  of  $45,725  and
         $49,394, respectively), less allowance for doubtful accounts of
         $7,782 and $7,926, respectively........................................  $     169,819      $      203,637
     Leases receivable, less unearned income of $61,350 and
         $65,048, respectively..................................................        153,066             137,493
     Advances and other receivables.............................................         30,072              26,417
     Inventories:
         Raw materials..........................................................          2,623               7,576
         Finished goods.........................................................        128,851             139,861
         Goods in transit and supplies..........................................          3,319               1,777
                                                                                  -------------      --------------
              Total inventories.................................................        134,793             149,214
     Prepaid expenses...........................................................         52,451              52,774
                                                                                  -------------      --------------
         Total current assets...................................................        540,201             569,535

Marketable securities available for sale........................................         36,751              36,412
Other security investments......................................................         51,189              51,761
Properties and equipment, net...................................................        214,683             213,795
Long-term leases receivable, less unearned income of $116,714 and
     $110,721, respectively.....................................................        356,350             357,777
Net pension asset...............................................................        181,692             176,792
Other assets  ..................................................................         19,457              12,159
                                                                                  -------------      --------------
              Total assets......................................................  $   1,400,323      $    1,418,231
                                                                                  =============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable..............................................................  $     51,000       $      65,100
     Current installments of long-term debt.....................................        95,284              99,173
     Current installments of subordinated debt..................................        76,507              75,589
     Accounts payable...........................................................       123,288             114,548
     Other current liabilities..................................................       105,787             114,452
                                                                                  ------------       -------------
         Total current liabilities..............................................       451,866             468,862

Long-term debt..................................................................       246,209             255,356
Subordinated debt...............................................................       395,404             386,607
Other liabilities...............................................................       102,943             100,568
                                                                                  ------------       -------------
         Total liabilities......................................................     1,196,422           1,211,393
Commitments and contingencies...................................................
Shareholders' equity:
     Preferred stock, net.......................................................        46,941              47,871
     Common stock, net..........................................................         2,548               2,571
     Retained earnings..........................................................       153,121             155,691
     Accumulated other comprehensive income.....................................         1,291                 705
                                                                                  ------------       -------------
         Total shareholders' equity.............................................       203,901             206,838
                                                                                  ------------       -------------
              Total liabilities and shareholders' equity........................  $  1,400,323       $   1,418,231
                                                                                  ============       =============




     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                    ------------------------------
                                                                                        1998              1997
                                                                                    ------------     -------------
Net sales and revenues from:
     Product sales (including excise taxes).....................................    $    278,960     $     314,409
     Leasing operations.........................................................          16,913            15,762
     Insurance operations.......................................................           6,966             6,858
                                                                                    ------------     -------------
         Total net sales and revenues...........................................         302,839           337,029

Cost and expenses from:
     Products and plant operations..............................................         265,354           299,167
     Leasing operations.........................................................           7,366             7,049
     Insurance operations.......................................................           4,633             4,200
     Selling, general and administrative activities.............................          35,074            31,565
                                                                                    ------------     -------------
         Total operating costs and expenses.....................................         312,427           341,981

Operating earnings (loss).......................................................          (9,588)           (4,952)
Interest expense, net...........................................................          (7,523)           (6,874)
Other income, net...............................................................          13,254             2,124
                                                                                    ------------     -------------
Loss from operations before income taxes........................................          (3,857)           (9,702)
Income tax benefit .............................................................           1,287             2,078
                                                                                    ------------     -------------
Loss from operations before cumulative effect of an accounting change...........          (2,570)           (7,624)

Cumulative effect on prior years (to June 30, 1997) of an accounting
     change, net of tax expense of $16,500......................................               0            28,956
                                                                                    ------------     -------------
Net earnings (loss).............................................................          (2,570)           21,332

Retained earnings balance, beginning of period..................................         155,691           117,571
                                                                                    ------------     -------------
Retained earnings, end of period................................................    $    153,121     $     138,903
                                                                                    ============     =============





















     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                         Three Months Ended
                                                                                             September 30,
                                                                                    ------------------------------
                                                                                        1998              1997
                                                                                    -------------    -------------
Net earnings (loss)...............................................................  $      (2,570)   $      21,332

Other comprehensive income, net of tax:
     Unrealized gains (losses) on available-for-sale securities:
         Unrealized holding gains (losses) arising during period..................            540              447
         Less:  Reclassification adjustment for gains (losses) included
                 in net income....................................................            (46)             (22)
                                                                                    -------------    -------------

Other comprehensive income........................................................            586              469

Comprehensive (loss) income.......................................................  $      (1,984)   $      21,801
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                ----------------------------------
                                                                                    1998                  1997
                                                                                ------------         -------------
Net cash flows provided by operating activities..............................   $     34,780         $       6,671

Cash flows provided by (used in) investing activities:
     Purchases of property, plant and equipment..............................         (8,210)               (8,004)
     Proceeds from disposal of property, plant and equipment.................          1,468                 3,867
     Proceeds from sale of business..........................................         14,150                     0
     Cash paid for acquisitions of businesses................................         (6,720)               (1,458)
     Leases originated.......................................................        (58,593)              (60,869)
     Leases repaid...........................................................         42,743                37,864
     Proceeds from sale of marketable securities.............................            247                 5,676
     Purchases of marketable securities......................................              0                (4,694)
     Net redemption of investments in cooperatives...........................            572                   739
                                                                                ------------         -------------

Net cash flows used in investing activities..................................        (14,343)              (26,879)


Cash flows provided by (used in) financing activities:
     Net change in short-term borrowings.....................................        (14,320)               32,610
     Proceeds from long-term debt............................................          1,921                   354
     Repayment of long-term debt.............................................        (14,945)              (21,789)
     Proceeds from sale of subordinated debt.................................         18,812                30,416
     Maturity and redemption of subordinated debt............................         (9,098)              (12,339)
     Payments on capital leases..............................................            (12)                  (51)
     Redemption of stock, net ...............................................           (954)               (6,844)
     Cash dividends paid.....................................................         (1,841)               (2,149)
                                                                                ------------         -------------

Net cash flows (used in) provided by financing activities....................        (20,437)               20,208
                                                                                ------------         -------------

Net decrease in cash and equivalents.........................................              0                     0
Cash and equivalents at beginning of period..................................              0                     0
                                                                                ------------         -------------

Cash and equivalents at end of period........................................   $          0         $           0
                                                                                ============         =============















     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999, due to the seasonal nature of certain major segments of the Company's business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1998.

     Accounting for Derivative Instruments and Hedging Activities
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives would be dependent on the use of the derivative and the type of risk being hedged. The statement is effective for all quarters of fiscal years beginning after June 15, 1999. At the present time, the Company has not fully analyzed the effect or timing of the adoption of SFAS No. 133 on the Company's consolidated financial statements.

     Comprehensive Income
     Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This pronouncement requires the Company to report, among other things, the effects of unrealized investment holding gains or losses for available-for-sale securities as "comprehensive income" for all periods presented.

     Reclassifications
     Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


2.   AGWAY FINANCIAL CORPORATION
     ---------------------------
     Agway Financial Corporation (AFC) is a wholly owned subsidiary of the Company whose principal business activity is securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for the Company, its subsidiaries, and AFC's sole wholly owned subsidiary, Agway Holdings Inc. (AHI), and AHI's subsidiaries, for general corporate purposes. The payment of principal and interest on this debt is guaranteed by the Company. This guarantee is full and unconditional, and joint and several. In an exemptive relief granted pursuant to a "no action letter" issued by the staff of the Securities and Exchange Commission, AFC, as a separate company, is not required to file periodic reports with respect to these debt securities. However, as required by the 1934 Act, the summarized financial information concerning AFC and consolidated subsidiaries is as follows:

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                              ------------------------------
                                                                                  1998             1997
                                                                              -------------    -------------
         Net sales and revenues............................................   $     209,835    $     232,535
         Operating earnings (loss).........................................          (2,882)             246
         Net loss..........................................................         (12,432)          (7,371)

                                                                              September 30,       June 30,
                                                                                  1998             1998
                                                                             --------------    -------------
         Current assets....................................................  $      513,304    $     524,800
         Properties and equipment, net.....................................         149,311          150,618
         Noncurrent assets.................................................         449,043          451,303
                                                                             --------------    -------------
         Total assets......................................................  $    1,111,658    $   1,126,721
                                                                             ==============    =============

         Current liabilities...............................................  $       29,879    $      15,173
         Short-term notes payable..........................................          51,000           65,100
         Current portion of long-term debt.................................         169,921          170,836
         Long-term debt....................................................         235,983          248,128
         Subordinated debt.................................................         395,404          386,607
         Noncurrent liabilities............................................          26,914           26,474
         Shareholder's equity..............................................         202,557          214,403
                                                                             --------------    -------------
         Total liabilities and shareholder's equity........................  $    1,111,658    $   1,126,721
                                                                             ==============    =============


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)

3.   BORROWING ARRANGEMENTS
     ----------------------
     As of September 30, 1998, the Company had certain facilities available with banking institutions whereby lenders have agreed to provide funds up to $377,000 to separately financed units of the Company as follows: AFC - $75,000 and Telmark - $302,000. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank standby letter of credit.

     AFC
     As of September 30, 1998, AFC had bank facilities available which included a $50,000 short-term line of credit and a $25,000 long-term revolver. These facilities and AFC's ability to issue $50,000 of commercial paper require collateralization using certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). Amounts which can be drawn under these AFC agreements are limited to a specific calculation based upon the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the
     Company and is expected to continue to do so. The line of credit and long-term revolver additionally require the Company's investment in bank stock as additional collateral. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained earnings. There were no amounts outstanding as of September 30, 1998, under AFC's short-term line of credit and commercial paper program, respectively, as compared to $0 and $30,100, respectively, at June 30, 1998. AFC's short-term line of credit facility of $50,000 continues through December 31, 1998, but provides for an increase to $75,000, which became available on October 1, 1998, to assist in paying maturing subordinated debt. AFC's current commercial paper program continues through December 31, 1998. The Company's $25,000 long-term revolving line of credit is available through January 1, 2000, of which $0 was outstanding at September 30, 1998, and at June 30, 1998. AFC annually renews its line of credit and commercial paper program in the quarter ended December 31. The Company is currently negotiating with its lenders and expects to continue to have appropriate and adequate financing to meet its ongoing needs.

     In addition, Agway, through AFC, offers subordinated money market certificates (and previously offered subordinated debentures) to the public. AFC's subordinated debt is not redeemable by the holder. However, AFC does have a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase. The foregoing debt bears interest payable semi-annually on January l and July 1 of each year. The money market certificates bear interest at a rate that is the greater of the stated rate or a rate based upon the average discount rate for U.S. Treasury Bills, with maturities of 26 weeks. In October 1998, $76,500 of subordinated money market certificates issued by AFC matured. The Company is refinancing this debt either through a new issuance of subordinated debt, through short-term bank borrowings, or a combination of both. An increase in the short-term credit facilities providing this liquidity is described above. Subordinated money market certificates due between October 1998 and October 2008 bear a weighted average interest rate of 8.2%, while subordinated debentures due between July 1999 and July 2003 bear a weighted average interest rate of 8.1%.

     Telmark
     As of September 30, 1998, Telmark had several credit facilities available from banks which allow Telmark to borrow up to an aggregate of $302,000. The uncommitted short-term line of credit agreements permit Telmark to borrow up to $52,000 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of September 30, 1998, under the short-term lines of credit was $42,000 and under the revolving term loan facility was $146,000, of which $137,000 was long-term. As of June 30, 1998, the total amount outstanding was $20,000 under the short-term lines of credit and under the revolving term loan facility was $165,000, of which $150,000 was long-term. The uncommitted lines of credit expire within the next 12 months, and the $250,000 revolving term loan facility is available through February 1, 2000.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWING ARRANGEMENTS (continued)
     ----------------------------------
     Telmark (continued)
     Telmark had balances outstanding on unsecured senior notes from private placements totaling $169,000 at September 30 and at June 30, 1998. The principal bears interest at fixed rates ranging from 5.90% to 8.88%. The payments commence November 1998 with final installment due in May 2004. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contains several specific financial covenants.

     Telmark, through a wholly owned special purpose subsidiary, has two classes of lease-backed notes outstanding totaling $16,300 and $17,700 at September 30, 1998, and June 30, 1998, respectively, payable to insurance companies. Interest rates on these classes of notes are 6.58% and 7.01%, respectively. The notes are collateralized by leases, which Telmark sold to this subsidiary, having an aggregate present value of contractual lease payments equal to the principal balance of the notes. Final scheduled maturity of these notes is December 2004.

     Telmark offers subordinated debentures to the public. The debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1 and is allowed to be reinvested.

     Long-term and subordinated debt outstanding at September 30, 1998, as compared to June 30, 1998, is as follows:

                                                             AFC
                                     Agway            (excluding Telmark)         Telmark                   Total
                             ---------------------   --------------------   ---------------------   ---------------------
                               9/98       6/98         9/98       6/98        9/98        6/98        9/98       6/98
                             ----------  ---------   ---------  ---------   ---------   ---------   ----------  ---------
     Long-term debt........  $   12,096  $  11,154   $   7,074  $   6,698   $ 322,323   $ 336,677   $  341,493  $ 354,529
     Currently payable.....       1,870      3,926       1,424      1,661      91,990      93,586       95,284     99,173
                             ----------  ---------   ---------  ---------   ---------   ---------   ----------  ---------
     Net long-term debt....  $   10,226  $   7,228   $   5,650  $   5,037   $ 230,333   $ 243,091   $  246,209  $ 255,356
                             ==========  =========   =========  =========   =========   =========   ==========  =========

     Subordinated debt.....  $        0  $       0   $ 437,572  $ 428,190   $  34,339   $  34,006   $  471,911  $ 462,196
     Currently payable.....           0          0      76,507     75,589           0           0       76,507     75,589
                             ----------  ---------   ---------  ---------   ---------   ---------   ----------  ---------
     Net subordinated debt.  $        0  $       0   $ 361,065  $ 352,601   $  34,339   $  34,006   $  395,404  $ 386,607
                             ==========  =========   =========  =========   =========   =========   ==========  =========

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

     The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of the Company's degree of responsibility relating to a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. At September 30, 1998, the Company had been designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company is not indemnified for existing environmental cleanup liability. The Company's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the Company's determination of its estimated liability. The Company believes that its past experience provides a reasonable basis for estimating its liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the reserves established will cause future cash outlays over approximately five years based upon current estimates, and it is not expected that such outlays will materially impact the Company's liquidity position.

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

     Agway utilizes a number of computers and computer software ("systems") in the conduct of its business. Many systems are for specific business segments and others have broader corporate-wide use. Systems are principally involved in the flow of information rather than in the processing, manufacturing, and distributing operations. Agway initiated its year 2000 compliance efforts in January 1996. The initial focus of the Company's compliance efforts was on the Company's information systems, including assessment of the issue, planning the conversion to compliance, plan implementation, and testing. All systems have been inventoried. Those systems determined to be at risk were prioritized, and plans were put in place to upgrade systems by remediation, replacements, outsourcing, or doing without these systems. Through September 1998, the assessment and planning phases, as well as certain portions of the implementation, have been completed. The remaining portion of these plans are in process of implementation, with a completion for specific systems scheduled throughout this fiscal year and the final implementations scheduled to be completed in September 1999. Testing of systems is being conducted for each system as implemented. The interaction of updated systems will be tested in the enterprise-wide testing environment.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)

4.   COMMITMENTS AND CONTINGENCIES (continued)
     ----------------------------------------
     Year 2000 (continued)
     In addition to the information technology systems review noted above, the Company has also initiated processes to review and to modify, where appropriate, other areas impacted by year 2000. These areas include, but are not limited to, hardware and software associated with end-user computing functions, vendor and supplier relationships, external interfaces to internal IT systems, remote location access to IT systems, facility management, and certain non-information technology issues, such as the extent to which embedded chips are used in machinery and equipment used in business operations. The Company has completed significant assessments in its major business operations, continues to assess all of these areas, and has developed or, in some cases, is in the process of developing the implementation plans to address the issues identified. The Company anticipates that solutions to all year 2000 areas above will be implemented and tested no later than December 1999.

     The Company engaged an international consulting firm in March 1998 to evaluate the Company's approach to year 2000 plans and implementation compared to industry "best practices." Based on this review, the Company has increased the involvement of higher-level management to assure a focus on the implementation timetable and the development of specific contingency plans, and has initiated development of a more comprehensive enterprise-wide testing environment to be in place by December 1998. The business continuity plans are expected to be completed by January 1999.

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

     The Company expects to incur significant internal staff costs as well as consulting and other expenses related to its year 2000 efforts. Due to the level of effort required to complete remediation for the year 2000, non-business critical system enhancements have been deferred until the year 2000 efforts have been completed. The conversion and testing of existing systems and the replacement of systems are expected to cost the Company approximately $19,000, of which $11,100 has been incurred and $7,900 is expected to be incurred from October 1998 through December 1999. Approximately 75% of these estimated costs represent replacement costs and will be capitalized. Additionally, the Company estimates the costs to remediate all other areas may approximate $6,000. However, these costs will vary as the Company continues to assess and implement its plans or if the Company is required to invoke contingency plans. The Company treats non-capital costs associated with year 2000 as period costs and they are expensed when incurred.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


RESULTS OF OPERATIONS
---------------------
The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward- looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," and "anticipate" and similar expressions identify forward-looking statements.

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

                                                                               Results by Operating Segment
                                                                       ---------------------------------------------
                                                                                      Three Months Ended
                                                                       ---------------------------------------------
                                                                                                         $ Increase
                                                                          9/30/98         9/30/97        (Decrease)
                                                                       -------------   -------------   -------------
Net Sales and Revenues
----------------------
Agriculture..........................................................  $     146,275   $     159,588   $    (13,313)
Retail...............................................................         58,149          61,515         (3,366)
Energy...............................................................         85,850         103,538        (17,688)
Leasing..............................................................         16,913          15,762          1,151
Insurance............................................................          6,966           6,858            108
Other (a)............................................................        (11,314)        (10,232)        (1,082)
                                                                       -------------   -------------   ------------
                                                                       $     302,839   $     337,029   $    (34,190)
                                                                       =============   =============   ============

Earnings (Loss) from Operations before Income Taxes
---------------------------------------------------
Agriculture..........................................................  $       4,513   $     (5,599)   $     10,112
Retail...............................................................         (2,369)            70          (2,439)
Energy...............................................................         (3,966)        (4,829)            863
Leasing..............................................................          3,421          3,158             263
Insurance............................................................              9              6               3
Other (a)............................................................          2,058          4,366          (2,308)
                                                                       -------------   ------------    ------------
Operating earnings (loss), plus other income, net....................          3,666         (2,828)          6,494
Interest (expense), net of interest income...........................         (7,523)        (6,874)           (649)
                                                                       -------------   ------------    ------------
                                                                       $      (3,857)  $     (9,702)   $      5,845
                                                                       =============   ============    ============

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

Consolidated Results
--------------------
Consolidated net sales and revenues of $302,800 for the three months ended September 30, 1998, decreased $34,200 (10%) as compared to the same period in the prior year. The decrease is the result of a decline in sales in Energy and Agriculture, principally due to decreases in volume and pricing level of petroleum products and pricing levels of Agriculture feed products.

Net loss from operations before taxes of $3,900 for the three months ended September 30, 1998, improved $5,800 (60%) as compared to the same period in the prior year. This improvement can be attributed to a gain on sale of a business in the Agriculture segment and improved operating results in Energy and Leasing. These improvements were partially offset by declines in Retail operating results and lower pension credits in the first quarter of 1999 as compared to the same period in the prior year.

Agriculture
-----------
Agriculture consists of Agway Agricultural Products (AAP) and the Country Products Group (CPG). Total Agriculture net sales and revenues of $146,300 for the three months ended September 30, 1998, decreased $13,300 (8%) as compared to the same period in the prior year.

AAP net sales and revenues of $108,300 for the three months ended September 30, 1998, decreased $9,600 (8%) as compared to the same period in the prior year. The AAP sales decrease resulted principally from the feed and crops businesses. Despite increased feed volume (11%) and a $3,000 sales increase due to the acquisition of new business during the first quarter of 1999 over the prior year, the decrease in pricing levels of feed products in the global markets resulted in an overall decrease in the feed sales for the three months ended September 30, 1998, as compared to the same period in the prior year. Crop sales for the three months ended September 30, 1998, were lower than crop sales during the same period in the prior year due to decreases in the price of fertilizer products. Additionally, the low market price of agricultural commodities has negatively impacted the direct marketing sales of feed and crop products. The decline in price during the first quarter continues to show a downward trend, which is in line with global market conditions.

CPG net sales and revenues of $38,000 for the three months ended September 30, 1998, decreased $3,700 (9%) as compared to the same period in the prior year. The CPG sales decrease in the first quarter of this year as compared to the same period in the prior year resulted mainly from lower prices in the produce market ($1,300), particularly potatoes, and stronger sales from the seed business in the prior year as compared to the first quarter of this year ($1,500).

The Agriculture operating earnings of $4,500 for the three months ended September 30, 1998, improved $10,100 (181%) as compared to the same period in the prior year.

AAP's operating loss of $7,700 for the three months ended September 30, 1998, increased $400 (5%) as compared to the same period in the prior year. AAP gross margins improved $900 (3%) during the three months ended September 30, 1998, as compared to the same period in the prior year, principally due to lower unfavorable experience with exchange-traded futures in the current year. The margin improvement was more than offset by increased variable costs associated with the increased feed volume.

CPG's operating earnings plus other income of $12,200 for the three months ended September 30, 1998, increased $10,500 (623%) as compared to the same period in the prior year. The increase is attributable to the net gain on the sale of a seed business ($11,100) during the first quarter. This gain was partially offset by lower sunflower earnings, due to higher cost of product, and new costs associated with the start-up of new operating activities during the first quarter of 1999 as compared to the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Retail
------
Total net sales and revenues of $58,100 for the first quarter ended September 30, 1998, decreased $3,400 (6%) as compared to the same period in the prior year. The decline is substantially due to a reduction in wholesale sales ($3,100) due, in part, to the reaction to the implementation of a new franchise program. This decline was slightly offset by sales growth from new locations and growth in the nursery and related products business being greater than lost sales from discontinued store locations during the first quarter of 1998 as compared to the prior year.

Retail's operating loss of $2,300 for the first quarter ended September 30, 1998, represents a decrease in earnings of $2,400 from net earnings of $100 as compared to the first quarter in the prior year. Overall gross margins were down $1,700 and operating expenses increased $500 in the first quarter ended September 30, 1998, as compared to the first quarter of the prior year. The reduced sales level contributed to the lower margins. Operating expenses were driven up by new locations that were not in operation during the first quarter of the prior year. Finally, other revenue was lower by $200, due mainly to lower gains on sale of fixed assets in the first quarter of this year as compared to the same period in the prior year.

Energy
------
Net sales and revenues of $85,900 for the three months ended September 30, 1998, decreased $17,700 (17%) as compared to the same period in the prior year. Energy commodity costs continued to be lower than in the prior year, driving competitive prices lower during the first quarter of this year. The lower selling price decreased sales by $14,900 during the first quarter. Additionally, sales decreases of $3,500 were experienced from volume reductions, particularly in heating oil, during the three months ended September 30, 1998, as compared to the same period in the prior year. The volume reductions resulted principally from warmer weather in the first quarter than in the same period in the prior year. These sales reductions were partially offset by a $700 sales increase in the natural gas and electricity marketing businesses as compared to the same period in the prior year.

Operating loss of $4,000 improved by $900 (18%) as compared to the operating loss in the same period in the prior year. Even though overall sales volume declined, gross margin rates were stronger in the first quarter as compared to the prior year, which increased gross margin dollars by $500. Operating expenses decreased $400 in the first quarter as compared to the first quarter of the prior year, mainly due to lower distribution expense.

Leasing
-------
Total revenue of $16,900 for the first quarter of 1999 increased by $1,200 (7%) as compared to the first quarter of the prior year. This increase is due primarily to higher investment in leases and notes. The Company's net investment in leases and notes increased by $15,700 (3%) to $538,400 in the first quarter of 1999 as compared to a $22,900 (5%) increase in net investment in leases to $492,700 for the corresponding period in the prior year.

Income from operations before income taxes for the first quarter of 1999 was $3,400, which was an increase of $300 (8%) over the first quarter of the prior year. The increase in total revenues was partially offset by increases in expenses and provision for credit losses.

Total expenses increased $900 (7%) to $13,500 for the first quarter of 1999 as compared to $12,600 in the corresponding period in the prior year. The increase in expenses is primarily attributable to increases in interest expense and selling, general and administrative expenses. Interest expense increased $300 (5%) to $7,400 for the first quarter of 1999 as compared to the corresponding period in the prior year. The Company's higher average levels of interest bearing debt in the first quarter as compared to the corresponding period in the previous year, partly offset by slightly lower interest rates, is the primary reason for this increase in interest expense. Selling, general and administrative expenses increased $500 (13%) to $4,600 for the first quarter of 1999 as compared to the corresponding period of the prior year. These increases are attributable to increased sales and other payroll costs required to manage the larger portfolio as compared to the corresponding period in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Leasing (continued)
-------------------
The provision for credit losses increased slightly to $1,600 in the first quarter as compared to $1,500 in the corresponding period in the prior year, due to an increase in the lease volume in the first quarter as compared to the prior year.

Insurance
---------
Insurance consists of Agway Insurance Company, a property and casualty insurance subsidiary, and Agway General Agency, a subsidiary which markets products designed by non-affiliated companies for the agricultural marketplace and provides administrative management services to Agway business units.

Insurance net revenues of $7,000 for the three months ended September 30, 1998, increased $100 (2%) as compared to the same period in the prior year. The increase for the three-month period is the result of higher earned premiums and higher investment income of the Insurance Company.

Operating earnings broke even for the three months ended September 30, 1998, which was no change as compared to the same period in the prior year. Claim losses increased $400 in the first quarter as compared to the same period in the prior year due to the effects of a wind storm in Upstate New York. This claim loss increase was totally offset by lower expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash generated from operations and external borrowings continues to be the Company's major ongoing source of funds to finance capital improvements, business acquisitions, shareholder dividends, and a growing lease portfolio at Telmark. The following is a summary of net cash flows for the three months ended September 30:

                                                                                           1998           1997
                                                                                      -------------   -------------
Net cash flows provided by (used in)
   Operating activities.............................................................  $      34,780   $       6,671
   Investing activities.............................................................        (14,343)        (26,879)
   Financing activities.............................................................        (20,437)         20,208
                                                                                      -------------   -------------
Net increase (decrease) in cash and equivalents.....................................  $           0   $           0
                                                                                      =============   =============

Cash Flows Provided By Operating Activities
For the three months ended September 30, 1998, changes in working capital generated cash of $36,700 compared to requiring cash of $2,700 for the same period in the prior year. The biggest contributors to this were from a larger decline in receivables and inventories during this year (cash provided) as compared to last year, and increased payables during the first quarter of this year as compared to a decrease in the first quarter of the prior year.

Cash Flows Used In Investing Activities
The cash flows required for investing activities decreased in the first quarter of 1999 by $12,500 as compared to the first quarter of the prior year. The reasons for the decrease in cash used were from cash generated from the sale of business (Allied Seed in the Agriculture segment) and larger lease repayments with a smaller amount of leases originated for the quarter than in the prior year. Cash paid for acquisition of businesses increased $5,300 for the quarter as compared to the prior year and partially offset the overall decline in cash required.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------

Cash Flows Provided By (Used In) Financing Activities
Financing activities for the quarter ended September 30, 1998, created a net cash use of $20,400 compared to cash provided of $20,200 for the same period in the prior year. This $40,600 change in cash flows was substantially due to a $14,000 paydown of short-term borrowings in the first quarter as compared to additional short-term borrowings of $32,600 during the same period in the prior year. Cash generated from the sale of businesses in the first quarter of 1999 and cash flow from operations were the biggest reasons for this change.

The Company finances it operations and the operations of all its continuing business and subsidiaries, except Telmark and Insurance, through Agway Financial Corporation (AFC). External sources of short-term financing for the Company and all its other continuing operations include revolving credit lines, letters of credit, and a commercial paper program. Telmark and Insurance finance themselves through operations or with a combination of short- and long-term credit facilities.

Sources of longer-term financing include the following as of September 30, 1998:

                                                                                 AFC
                                                                  Agway      (excluding
Source of debt                                                     Inc.       Telmark)      Telmark       Total
--------------                                                  ----------   -----------   -----------   ----------
Banks - due 10/98 to 2/01, interest at a weighted average
   rate of 7.2% with a range of 6.6% - 8.4%...................  $        0   $     1,750   $   137,000   $  138,750
Insurance companies - due 10/98 to 5/04, interest at a
   weighted average rate of 7.2% with a range of
   5.9% - 8.9%................................................           0             0       185,323      185,323
Capital leases and other - due 1998 to 2008, interest at a
   weighted average rate of 9.3% with a range of 6% to 12%....      12,096         5,324             0       17,420
                                                                ----------   -----------   -----------   ----------
     Long-term debt...........................................      12,096         7,074       322,323      341,493
Subordinated  money  market  certificates  -
 due 10/98 to 10/08,  interest  at a weighted average rate of
 8.2% with a range of  4.5% - 9.5%............................           0       417,116             0      417,116
Subordinated debentures - due 7/99 to 7/03, interest at a
   weighted average rate of 8.1% with a range of 7.0%
   to 8.5%....................................................           0        20,456        34,339       54,795
                                                                ----------   -----------   -----------   ----------
     Total debt...............................................  $   12,096   $   444,646   $   356,662   $  813,404
                                                                ==========   ===========   ===========   ==========

For a complete description of the Company's credit facilities available at September 30, 1998, see Footnote 3 to the condensed consolidated financial statements.

OTHER MATTERS
-------------
Year 2000
See Footnote 4 to the condensed consolidated financial statements.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 1.  Legal Proceedings
--------------------------
The Company and its subsidiaries are not involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business except the following:

In August 1994, the Environmental Protection Agency (EPA) notified Motor Transportation Services, Inc. (MTS), a dissolved wholly owned subsidiary of AHI, that the EPA has reason to believe that MTS is a potentially responsible party
(PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) at the Rosen Site, Cortland, New York. The EPA requested that MTS and other PRPs participate in the ongoing Remedial Investigation/Feasibility Study (RI/FS) for the Rosen Site. MTS believes that its involvement at the Rosen Site, if any, is minimal and responded accordingly to the EPA's request. In a related matter, other PRPs at the Rosen Site, Cooper Industries, Inc., et al., filed a complaint under CERCLA against the Company, MTS and other alleged PRPs at the Rosen Site in the U.S. District Court, Northern District of New York, in June 1992, seeking reimbursement for the cost of the ongoing RI/FS. The Company and MTS believe the relief sought by Cooper Industries, Inc., et al. is unjustified and are contesting the allegations in the lawsuit. In March 1998, the EPA issued a unilateral administrative order to the PRPs, including the Company and MTS, for a removal action at the Rosen Site. The Company and MTS have notified the EPA that they will comply with the order by cooperating with the other PRPs to assure that the removal action is performed. In addition, the Company and MTS have offered to cooperate with the other PRPs in performing a Remedial Design/Remedial Action (RD/RA) for the site in accordance with the Record of Decision (ROD) issued by the EPA. The Company currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

In December 1985, it was asserted by the Massachusetts Department of Environmental Protection (MDEP) that certain real property located in Acton, Massachusetts, previously owned by Agway is contaminated and that Agway and the current owner of the property are responsible for the cost of investigating and cleaning up environmental contamination at the property. In September 1993, Agway entered into an Administrative Consent Order with the MDEP pursuant to which Agway performed a phase II comprehensive site assessment. In March 1995, Agway and the current owner entered into a settlement agreement whereby Agway agreed, at Agway's expense, to complete any additional assessment, containment, removal or remediation actions at the property. The current owner agreed to cooperate with Agway in achieving a permanent solution satisfactory to the MDEP and in compliance with the MDEP's requirements. Agway prepared a risk assessment scope of work that was approved by the MDEP, and the MDEP also approved reclassification of the site. Agway finalized, in April 1998, its risk characterization and remedial action plan reports and, in July 1998, its remedy implementation plan report. Pursuant to the remedy implementation plan, Agway completed activities associated with the installation of an impermeable vegetated surface cover system in October 1998, will continue a ground water monitoring program and is implementing an activity and use limitation. The Company currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

In August 1995, the EPA notified Agway that the EPA has reason to believe that Agway is a PRP under CERCLA at the Tri-Cities Barrel site, Port Crane, New York. The EPA requested that Agway and other PRPs participate in the ongoing RI/FS for the Tri-Cities Barrel site. Agway continues to participate with other PRPs in the ongoing RI/FS. In June 1997, the cooperating PRPs agreed upon an allocation of responsibility for past and future investigation and remediation costs. Based on this allocation and the cost estimates for the site, Agway has accrued its best estimate for any additional costs at the site.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 1.  Legal Proceedings (continued)
--------------------------------------
In April 1997, the EPA notified Agway Petroleum Corporation (APC--predecessor to Agway Energy Products LLC) that the EPA has reason to believe that APC is a PRP under CERCLA at the Friedrichsohn's Cooperage, Inc. Superfund Site, Waterford, NY. In August 1997, the EPA demanded that APC and other PRPs reimburse it for payment of approximately $1,800 in cleanup costs. APC and other PRPs are in the process of negotiating a Consent Decree with the EPA which will require APC to reimburse the EPA a proportionate share of the cleanup costs. The Company does not believe that adjustments will be material in relation to the consolidated financial position of Agway.

While the Company is not depending on contributions from insurance or third parties in determining its reserves for environmental clean-up liability, the Company will determine on a site-by-site basis whether such a contribution claim is warranted.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
There were no reports on Form 8-K required to be filed during the three months ended September 30, 1998.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    AGWAY INC.
                                    --------------------------------------------
                                                   (Registrant)





Date       November 9, 1998                   /s/ PETER J. O'NEILL
       -----------------------      ----------------------------------------
                                                 Peter J. O'Neill
                                              Senior Vice President,
                                                Finance & Control,
                                        (Principal Financial Officer and
                                            Chief Accounting Officer)