Form 10-Q
period 1998-12-30
AGWAY INC
filed 1999-02-08
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934
For the quarterly period ended DECEMBER 31, 1998
                               -----------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934
For the transition period from                          to
                                -----------------------    ---------------------
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
Yes  X   No
    ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



        CLASS                                    OUTSTANDING AT FEBRUARY 5, 1999
------------------------                         -------------------------------
Membership Common Stock,                                101,169 shares
$25 par value per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.    FINANCIAL INFORMATION
------     ---------------------

           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of December 31, 1998 and June 30, 1998.....................   3

           Condensed Consolidated Statements of Operations and Retained Earnings for the three months
           and six months ended December 31, 1998 and December 31, 1997........................................   4

           Consolidated Statements of Comprehensive Income for the three months and six months ended
           December 31, 1998 and December 31, 1997.............................................................   5

           Condensed Consolidated Cash Flow Statements for the six months ended December 31, 1998
           and December 31, 1997...............................................................................   6

           Notes to Condensed Consolidated Financial Statements................................................   7

           Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................................................  12


PART II.   OTHER INFORMATION
-------    -----------------

           Item 4.  Submission of Matters to a Vote of Security Holders........................................  20

           Item 6.  Exhibits and Reports on Form 8-K...........................................................  20


           SIGNATURES..........................................................................................  21



                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                  December 31,           June 30,
                                                                                     1998                 1998
                                                                                  ------------         ------------
ASSETS                                                                            (Unaudited)
------
Current Assets:
     Trade accounts  receivable  (including  notes  receivable  of  $33,449  and
         $49,394, respectively), less allowance for doubtful accounts of
         $7,595 and $7,926, respectively........................................  $    144,261        $    203,637
     Leases receivable, less unearned income of $63,561 and
         $65,048, respectively..................................................       130,689             137,493
     Advances and other receivables.............................................        23,779              26,417
     Inventories:
         Raw materials..........................................................         9,346               7,576
         Finished goods.........................................................       142,264             139,861
         Goods in transit and supplies..........................................         5,995               1,777
                                                                                  ------------        -------------
              Total inventories.................................................       157,605             149,214
     Prepaid expenses...........................................................        45,151              52,774
                                                                                  ------------        -------------
         Total current assets...................................................       501,485             569,535

Marketable securities available for sale........................................        36,854              36,412
Other security investments......................................................        52,050              51,761
Properties and equipment, net...................................................       214,396             213,795
Long-term leases receivable, less unearned income of $119,874 and
     $110,721, respectively.....................................................       382,363             357,777
Net pension asset...............................................................       186,592             176,792
Other assets....................................................................        17,346              12,159
                                                                                  ------------        -------------
              Total assets......................................................  $  1,391,086        $  1,418,231
                                                                                  ============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable..............................................................  $     76,700        $     65,100
     Current installments of long-term debt.....................................       120,694              99,173
     Current installments of subordinated debt..................................        59,621              75,589
     Accounts payable...........................................................       113,653             114,548
     Other current liabilities..................................................       106,788             114,452
                                                                                  ------------        -------------
         Total current liabilities..............................................       477,456             468,862

Long-term debt..................................................................       204,154             255,356
Subordinated debt...............................................................       411,378             386,607
Other liabilities...............................................................       104,788             100,568
                                                                                  ------------        -------------
         Total liabilities......................................................     1,197,776           1,211,393
Commitments and contingencies...................................................
Shareholders' equity:
     Preferred stock, net.......................................................        45,668              47,871
     Common stock, net..........................................................         2,532               2,571
     Retained earnings..........................................................       144,093             155,691
     Accumulated other comprehensive income.....................................         1,017                 705
                                                                                  ------------        -------------
         Total shareholders' equity.............................................       193,310             206,838
                                                                                  ------------        -------------
              Total liabilities and shareholders' equity........................  $  1,391,086        $   1,418,231
                                                                                  ============        ==============

     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                    Three Months Ended                     Six Months Ended
                                                        December 31,                         December 31,
                                               ------------------------------       -----------------------------
                                                   1998              1997               1998             1997
                                               -------------    -------------       -------------    ------------
Net sales and revenues from:
     Product sales (including excise taxes)    $     292,398    $     333,602       $     571,359    $    648,011
     Leasing operations......................         17,583           16,346              34,496          32,108
     Insurance operations....................          7,597            6,966              14,563          13,823
                                               -------------    -------------       -------------    ------------
         Total net sales and revenues........        317,578          356,914             620,418         693,942

Cost and expenses from:
     Products and plant operations                   273,611          315,759             538,630         614,926
     Leasing operations......................          7,188            7,098              14,554          14,147
     Insurance operations....................          4,824            4,467               9,457           8,667
     Selling, general and administrative
       activities............................         38,473           31,251              73,882          62,815
                                               -------------    -------------       -------------    ------------
         Total operating costs and expenses..        324,096          358,575             636,523         700,555

Operating earnings (loss)....................         (6,518)          (1,661)            (16,105)         (6,613)
Interest expense, net........................         (8,214)          (7,136)            (15,737)        (14,011)
Other income, net............................          4,037            2,629              17,290           4,754
                                               -------------    -------------       -------------    ------------
Loss from operations before income taxes             (10,695)          (6,168)            (14,552)        (15,870)
Income tax benefit ..........................          3,359            2,506               4,646           4,584
                                               -------------    -------------       -------------    ------------

Loss from operations before cumulative
     effect of an accounting change..........         (7,336)          (3,662)             (9,906)        (11,286)

Cumulative effect on prior years of an
     accounting change, net of tax
     expense of $16,500......................              0                0                   0          28,956
                                               -------------    -------------       -------------    ------------
Net earnings (loss)..........................         (7,336)          (3,662)             (9,906)         17,670

Retained earnings balance, beginning of
     period..................................        153,121          138,903             155,691         117,571
Dividends....................................         (1,692)          (1,791)             (1,692)         (1,791)
                                               -------------    -------------       -------------    ------------
Retained earnings, end of period.............  $     144,093    $     133,450       $     144,093    $    133,450
                                               =============    =============       =============    ============













     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                     Three Months Ended                     Six Months Ended
                                                        December 31,                         December 31,
                                               ------------------------------       -----------------------------
                                                   1998              1997               1998             1997
                                               -------------    -------------       -------------    ------------
Net earnings (loss).........................   $     (7,336)    $      (3,662)      $     (9,906)    $     17,670

Other comprehensive income, net of tax:
     Unrealized gains (losses) on
         available-for-sale securities:
         Unrealized holding gains (losses)
         arising during period..............           (243)               53                297              500
         Less:  Reclassification adjustment
         for gains (losses) included in
         net income.........................             31                23                (15)               1
                                               -------------    -------------       -------------    ------------

Other comprehensive income..................           (274)               30                312              499

Comprehensive (loss) income.................   $     (7,610)    $      (3,632)      $     (9,594)    $     18,169
                                               =============    =============       ============     ============































     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                          Six Months Ended
                                                                                             December 31,
                                                                                -----------------------------------
                                                                                    1998                  1997
                                                                                -------------        --------------
Net cash flows provided by operating activities..............................   $     37,664         $         215

Cash flows provided by (used in) investing activities:
     Purchases of property, plant and equipment..............................        (10,394)              (17,473)
     Proceeds from disposal of property, plant and equipment                           1,544                 5,881
     Proceeds from sale of business..........................................         14,150                     0
     Cash paid for acquisitions of businesses................................         (6,720)               (1,458)
     Leases originated.......................................................       (119,754)             (116,557)
     Leases repaid...........................................................         98,362                95,262
     Proceeds from sale of marketable securities.............................          2,693                 8,427
     Purchases of marketable securities......................................         (2,822)               (8,790)
     Net redemption of investments in cooperatives...........................           (522)                1,378
                                                                                -------------        --------------

Net cash flows used in investing activities..................................        (23,463)              (33,330)


Cash flows provided by (used in) financing activities:
     Net change in short-term borrowings.....................................         11,380                36,690
     Proceeds from long-term debt............................................         11,880                60,225
     Repayment of long-term debt.............................................        (42,065)              (56,444)
     Proceeds from sale of subordinated debt.................................        102,680                74,946
     Maturity and redemption of subordinated debt............................        (93,879)              (71,932)
     Payments on capital leases..............................................           (113)                 (471)
     Redemption of stock, net ...............................................         (2,243)               (7,750)
     Cash dividends paid.....................................................         (1,841)               (2,149)
                                                                                -------------        --------------

Net cash flows (used in) provided by financing activities....................        (14,201)               33,115
                                                                                -------------        --------------

Net decrease in cash and equivalents.........................................              0                     0
Cash and equivalents at beginning of period..................................              0                     0
                                                                                -------------        --------------

Cash and equivalents at end of period........................................   $          0         $           0
                                                                                =============        ==============












     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999, due to the seasonal nature of certain major segments of the Company's business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1998.

     Accounting for Derivative Instruments and Hedging Activities
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and the type of risk being hedged. The statement is effective for all quarters of fiscal years beginning after June 15, 1999. At the present time, the Company has not fully analyzed the effect or timing of the adoption of SFAS No. 133 on the Company's consolidated financial statements.

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

                                                 Three Months Ended                       Six Months
                                                    December 31,                         December 31,
                                           -------------------------------    --------------------------------
                                                1998             1997              1998             1997
                                           -------------     -------------    -------------     --------------
         Net sales and revenues.........   $     235,094     $     265,839    $     444,928     $     498,375
         Operating earnings.............           3,326            10,896            3,192            13,423
         Net loss.......................          (7,373)           (2,280)         (19,805)           (9,651)


                                                                              December 31,          June 30,
                                                                                  1998               1998
                                                                              -------------     --------------
         Current assets....................................................   $     463,482     $     524,800
         Properties and equipment, net.....................................         147,748           150,618
         Noncurrent assets.................................................         475,604           451,303
                                                                              -------------     --------------
         Total assets......................................................   $   1,086,834     $   1,126,721
                                                                              =============     ==============

         Current liabilities...............................................   $       5,757     $      15,173
         Short-term notes payable..........................................          76,700            65,100
         Current portion of long-term debt.................................         178,557           170,836
         Long-term debt....................................................         192,807           248,128
         Subordinated debt.................................................         411,378           386,607
         Noncurrent liabilities............................................          26,724            26,474
         Shareholder's equity..............................................         194,911           214,403
                                                                              -------------     -------------
         Total liabilities and shareholder's equity........................   $   1,086,834     $   1,126,721
                                                                              =============     =============


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWING ARRANGEMENTS
     ----------------------
     As of December 31, 1998, the Company had certain facilities available with banking institutions whereby lenders have agreed to provide funds up to $377,000 to separately financed units of the Company as follows: AFC - $75,000 and Telmark - $302,000. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank standby letter of credit.

     AFC
     As of December 31, 1998, AFC had bank facilities available which included a $50,000 short-term line of credit and a $25,000 long-term revolving line of credit. These facilities and AFC's ability to issue $50,000 of commercial paper require collateralization using certain of the Company's accounts receivable and non- petroleum inventories ("collateral"). The maximum amounts which can be drawn under these AFC agreements are subject to a limitation based on a specific calculation relating to the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. The line of credit and long-term revolving line of credit additionally require the Company's investment in bank stock as additional collateral. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained earnings. There was $0 and $16,700 outstanding as of December 31, 1998, under AFC's short-term line of credit and commercial paper program, respectively, as compared to $0 and $30,100, respectively, at June 30, 1998. AFC's short-term line of credit facility of $50,000 continues through December 31, 1999, but provides for an increase to $75,000, which will become available on October 1, 1999, to assist in refinancing maturing subordinated debt. AFC's current commercial paper program continues through December 31, 1999. The Company's $25,000 long-term revolving line of credit is available through January 1, 2001. At December 31, 1998, and at June 30, 1998, $0 was outstanding under that revolving line of credit. AFC annually renews its line of credit and commercial paper program in the quarter ended December 31. The Company expects to continue to have appropriate and adequate financing to meet its ongoing needs.

     In addition, Agway, through AFC, offers subordinated money market certificates (and previously offered subordinated debentures) to the public. AFC's subordinated debt is not redeemable by the holder. However, AFC does have a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase. The foregoing debt bears interest payable semi-annually on January l and July 1 of each year. The money market certificates bear interest at a rate that is the greater of the stated rate or a rate based upon the average discount rate for U.S. Treasury Bills, with maturities of 26 weeks. Subordinated money market certificates due between October 1999 and October 2013 bear a weighted average interest rate of 8.0%, while subordinated debentures due between July 1999 and July 2003 bear a weighted average interest rate of 8.1%.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWING ARRANGEMENTS (CONTINUED)
     ---------------------------------
     Telmark
     As of December 31, 1998, Telmark had credit facilities available from banks which allow Telmark to borrow up to an aggregate of $302,000. Uncommitted short-term line of credit agreements permit Telmark to borrow up to $52,000 on an uncollateralized basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized revolving line of credit permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of December 31, 1998, under the short-term lines of credit was $10,000 and under the revolving term loan facility was $178,000, of which $128,000 was long-term. As of June 30, 1998, the total amount outstanding was $20,000 under the short-term lines of credit and under the revolving term loan facility was $165,000, of which $150,000 was long-term. The uncommitted lines of credit expire within the next 12 months, and the $250,000 revolving term loan facility is available through February 1, 2000.

     Telmark had balances outstanding on uncollateralized senior notes from private placements totaling $162,000 and $169,000 at December 31 and at June 30, 1998, respectively. The principal bears interest at fixed rates ranging from 6.5% to 8.88%. The payments commence March 1999 with final installment due in May 2004. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contains several specific financial covenants.

     Telmark, through a wholly owned special purpose subsidiary, has two classes of lease-backed notes outstanding totaling $14,700 and $17,700 at December 31, 1998, and June 30, 1998, respectively, payable to insurance companies. Interest rates on these classes of notes are 6.58% and 7.01%, respectively. The notes are collateralized by leases, which Telmark sold to this subsidiary, having an aggregate present value of contractual lease payments equal to the principal balance of the notes. Final scheduled maturity of these notes is December 2004.

     Telmark offers subordinated debentures to the public. The debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1 and is allowed to be reinvested.

     Long-term and subordinated debt outstanding at December 31, 1998, as compared to June 30, 1998, is as follows:

                                                            AFC
                                     Agway             (Excluding Telmark)        Telmark                  Total
                             ---------------------   ---------------------   --------------------   --------------------
                               12/98       6/98        12/98        6/98       12/98       6/98       12/98      6/98
                             ---------  ----------   ----------  ---------   ---------  ---------   ---------  ---------
     Long-term debt........  $  13,105  $   11,154   $    7,030  $   6,698   $ 304,713  $ 336,677   $ 324,848  $ 354,529
     Currently payable.....      1,758       3,926        1,120      1,661     117,816     93,586     120,694     99,173
                             ---------  ----------   ----------  ---------   ---------  ---------   ---------  ---------
     Net long-term debt....  $  11,347  $    7,228   $    5,910  $   5,037   $ 186,897  $ 243,091   $ 204,154  $ 255,356
                             =========  ==========   ==========  =========   =========  =========   =========  =========

     Subordinated debt.....  $       0  $        0   $  434,558  $ 428,190   $  36,441  $  34,006   $ 470,999  $ 462,196
     Currently payable.....          0           0       59,621     75,589           0          0      59,621     75,589
                             ---------  ----------   ----------  ---------   ---------  ---------   ---------  ---------
     Net subordinated debt.  $       0  $        0   $  374,937  $ 352,601   $  36,441  $  34,006   $ 411,378  $ 386,607
                             =========  ==========   ==========  =========   =========  =========   =========  =========



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

     The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of the Company's degree of responsibility relating to a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. At December 31, 1998, the Company had been designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company is not indemnified for existing environmental cleanup liability. The Company's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the Company's determination of its estimated liability. The Company believes that its past experience provides a reasonable basis for estimating its liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the reserves established will cause future cash outlays over approximately five years based upon current estimates, and it is not expected that such outlays will materially impact the Company's liquidity position.

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

                                                          RESULTS BY OPERATING SEGMENT
                                -----------------------------------------------------------------------------
                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                ------------------------------------   --------------------------------------
                                                          $ Increase                              $ Increase
                                 12/31/98     12/31/97    (Decrease)     12/31/98    12/31/97     (Decrease)
                                ----------   ---------   -----------   ----------   ---------   -------------
NET SALES AND REVENUES
----------------------
Agriculture..................   $  137,851   $ 144,736   $    (6,885)  $  284,127   $ 304,324   $    (20,197)
Energy.......................      118,576     151,306       (32,730)     204,427     254,845        (50,418)
Retail.......................       47,779      52,257        (4,478)     105,928     113,772         (7,844)
Leasing......................       17,583      16,346         1,237       34,496      32,108          2,388
Insurance....................        7,597       6,966           631       14,563      13,823            740
Other (a)....................      (11,808)    (14,698)        2,890      (23,123)    (24,930)         1,807
                                ----------   ---------   -----------   ----------    --------   ------------
                                $  317,578   $ 356,913   $   (39,335)  $  620,418   $ 693,942   $    (73,524)
                                ==========   =========   ===========   ==========   =========   ============

EARNINGS (LOSS) FROM
  OPERATIONS BEFORE
    INCOME TAXES
---------------------
Agriculture..................   $   (3,978)  $ (10,236)  $     6,258   $      534   $ (15,835)  $    16,369
Energy.......................        3,801       7,205        (3,404)        (164)      2,376        (2,540)
Retail.......................       (7,212)     (3,626)       (3,586)      (9,581)     (3,556)       (6,025)
Leasing......................        4,022       3,505           517        7,442       6,663           779
Insurance....................         (190)        162          (352)        (181)        168          (349)
Other (a)....................        1,076       3,958        (2,882)       3,135       8,325        (5,190)
                                ----------   ---------   -----------   ----------   ---------   -----------
Operating earnings (loss),
   plus other income, net....       (2,481)        968        (3,449)       1,185      (1,859)        3,044
Interest (expense), net of
   interest income...........       (8,214)     (7,136)       (1,078)     (15,737)    (14,011)       (1,726)
                                ----------   ---------   -----------   ----------   ---------   -----------
                                $  (10,695)  $  (6,168)  $    (4,527)  $  (14,552)  $ (15,870)  $     1,318
                                ==========   =========   ===========   ==========   =========   ===========

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

CONSOLIDATED RESULTS
--------------------
Consolidated net sales and revenues of $317,600 and $620,400 for the three and six months ended December 31, 1998 decreased $39,300 (11%) and $73,500 (11%), respectively, as compared to the same periods in the prior year. The decreases were substantially the result of a decline in sales in Energy and Agriculture, principally due to decreases in volume and pricing level of petroleum products and the pricing level of agricultural feed products.
See the detailed business segment discussion below.

Net loss of $7,300 and $9,900 for the three- and six-month periods ended December 31, 1998, is higher than the comparable periods last year by $3,700 (100%) and $27,600 (156%), respectively. Last year's results included $29,000 of net income from the cumulative effect of an accounting change in pension accounting. Net loss from operations before income taxes of $10,700 and $14,600 for the three and six months ended December 31, 1998, represents an increased loss of $4,500 (73%) for the three-month period and a $1,300 (8%) reduced loss for the six-month period ended December 31, 1998, as compared to the prior year.

The increase in net loss from operations before income taxes from the prior year for the three-month period ended December 31, 1998, resulted from a combination of items including: a decline in net business unit operating results of $600 (20%) (discussed by business segment below), a $1,700 (27%) reduction in the level of pension income, a $1,100 (45%) increase in corporate costs and a $1,100 (15%) increase in net interest expense. The Company amended its defined benefit pension plan effective July 1, 1998. The amendment increased the cost of benefits, the plan benefit obligations and related interest costs which reduced net pension income recognized by the Company in the first six months of 1999 compared to the same period in the prior year. The increase in total corporate costs was a result of new systems costs and professional services associated with several projects including year 2000 readiness. The increase in net interest expense was due to a decline in interest revenue earned from receivable balances combined with an increase in interest expense from a slightly higher average interest rate on outstanding debt.

The reduction in the pre-tax operating loss for the six months ended December 31, 1998, as compared to the same period in the prior year, reflects a net increase in earnings of $10,400 from the sale of a seed business offset by net reduction in business unit operating results of $2,200 (see below), a decline in pension credits of $3,400 (27%), increased corporate costs of $1,800 (37%) and increased net interest expense of $1,700 (12%) during the six-month period as compared to the same period in the prior year. The explanation for these unfavorable non- operational variances in the six-month period as compared to the prior year is the same as the explanation for the variances in the three-month period note above.

AGRICULTURE
-----------
Agriculture consists of Agway Agricultural Products (AAP) and the Country Products Group (CPG). Total Agriculture net sales and revenues of $137,900 and $284,100 for the three and six months ended December 31, 1998, decreased $6,900 (5%) and $20,200 (7%), respectively, as compared to the same periods in the prior year. The Agriculture loss from operations of $4,000 for the second quarter and earnings from operations of $500 for the six months ended December 31, 1998, are improvements of $6,300 (61%) and $16,300 (103%), respectively, as compared to the same periods in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


AGRICULTURE (CONTINUED)
----------------------
AAP net sales and revenues of $96,800 and $205,100 for the three and six months ended December 31, 1998, decreased $4,800 (5%) and $14,400 (7%), respectively, as compared to the same periods in the prior year. The AAP sales decrease results principally from the AAP Enterprise feed business as sales for the three- and six-month periods ended December 31, 1998, decreased $6,300 and $11,900, respectively, as compared to the same periods in the prior year. A decline in the pricing levels of feed products in the global markets caused the overall decrease in feed sales. The declining price level of feed products was partially offset by volume improvements. AAP experienced an increase in feed unit volume of 12% and 11% during the three and six months ended December 31,1998, respectively, as compared to the same periods in the prior year. The increase in volume was from the acquisition of a new business during the first quarter of this year combined with improved feed sales volume in the AAP enterprises.

AAP Direct marketing has also been negatively impacted by the low market price of agricultural commodities in feed and crop products. Sales in Direct marketing improved $200 for the three months ended December 31, 1998 and declined $3,100 for the six months ended December 31, 1998, as compared to the same period in the prior year. The three-month period reflects an improvement in commercial vegetable seed sales, which more than offset the decline due to commodity pricing during the quarter. AAP Enterprise agronomy sales for the three- and six-month periods ended December 31, 1998 improved $2,100 and $2,200, respectively, as compared to the same periods in the prior year. Favorable weather conditions during the second quarter of this year allowed for increased sales of crop-related products.

CPG net sales and revenues of $41,000 and $79,000 for the three and six months ended December 31, 1998 decreased $2,100 (5%) and $5,800 (7%), respectively, as compared to the same periods in the prior year. The decrease in both periods is substantially due to the sale of a seed business in the first quarter of this year. Sales were $3,900 and $5,400 lower in the three- and six-month periods as compared to the same periods in the prior year due to the sold business. The lost sales from sold business were partially offset by increased sales in ongoing operations of $1,800 for the three months ended December 31, 1998, while for the six-month period ended December 31, 1998, sales in ongoing operations declined $400 as compared to the prior year. The improvement to ongoing operations in the second quarter was principally due to CPG's sunflower operations whose sales increased $1,900 over last year with the help of increased capacity from a new processing plant that was not operational in the first six months of the prior year. For the six-month period, sales in produce declined due to lower market pricing, and sales in flour declined due to lower market pricing and lower unit volume as compared to last year. These sales declines were more than offset by the improvement in sunflower operations.

AAP's operating loss of $6,200 and $13,900 for the three- and six-month periods ended December 31, 1998 improved $6,600 (52%) and $6,200 (31%), respectively, as compared to the same periods in the prior year. The improvement in operating results is substantially due to gross margin improvements of $7,500 (41%) and $8,400 (20%) for the three- and six-month periods ended December 31, 1998, respectively, as compared to the same periods in the prior year. The improvement in gross margins over the prior year periods is principally due to lower unfavorable experience with exchange-traded futures in the current year. Additionally, gross margin improvement resulted from the combination of increased feed volumes and improved pricing strategies during the second quarter of the current year in comparison to the same period in the prior year. Also contributing to the improvement in operating results in the current year for both the three- and six-month period were higher other revenues of $1,300 which included higher product rebates and a gain on asset sales. These improvements were partially offset by increased expenses of $2,500 and $3,800 for the three and six months ended December 31, 1998 mainly related to the increased cost of distributing and selling a greater volume of feed products than in the same periods in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


AGRICULTURE (CONTINUED)
----------------------
CPG's operating earnings plus other income of $2,200 and $14,400 for the three and six months ended December 31, 1998, decreased $400 (14%) and increased $10,100 (237%), respectively, as compared to the same periods in the prior year. The decrease in the three-month period is due to an increase in costs associated with developing and marketing new products, which is partially offset by a $1,100 improvement in the ongoing operations, principally sunflower. The increase in operating earnings during the six-month period as compared to the prior year is attributable to the net improvement in results of $10,400 from the sale of a seed business during the first quarter.

ENERGY
------
Net sales and revenues of $118,600 and $204,400 for the three and six months ended December 31, 1998, decreased $32,700 (22%) and $50,400 (20%) as compared to the same periods in the prior year. Energy commodity costs continue to be lower than in the prior year, driving competitive prices lower during the first half of this year. The lower selling prices decreased sales as compared to last year by $19,500 during the second quarter and $34,400 for the six months ended December 31, 1998. Sales decreases compared to the prior year were also due to volume reductions, particularly in heating oil and propane. During the second quarter and six months ended December 31, 1998, sales reductions due to volume were $13,300 and $16,800, respectively. The volume reductions resulted principally from warmer weather in the second quarter of this year as compared to the second quarter of last year.

Energy earnings (loss) from operations of $3,800 and ($200) for the three and six months ended December 31, 1998 represents an earnings decrease of $3,400 (47%) and $2,500 (105%), respectively, as compared to the same periods in the prior year. The lower sales dollars decreased overall gross margins on all products by $800 for the second quarter and $300 for the six months ended
December 31, 1998, as compared to the same periods in the prior year. Distribution expense increases, principally labor costs, represent the majority of the operating expense increase.

RETAIL
------
Total net sales and revenues of $47,800 and $105,900 for the three and six months ended December 31, 1998, decreased $4,500 (9%) and $7,800 (7%), respectively, as compared to the same periods in the prior year. The decrease in sales and revenues for the three- and six-month periods ended December 31, 1998, were substantially all in wholesale sales due principally to the conversion of the historical Agway representative retail store system to a new system including Agway franchisees and Agway wholesale dealer relationships. Many of the wholesale dealers are presently purchasing non-Agway-branded products from other sources of supply which they had in the prior year purchased from Agway. A loss in sales volume due to this change is likely to continue at some level at least through this fiscal year as this new system is implemented. This change in buying pattern has changed the mix of products purchased, resulting in a lower average gross margin.

Retail operating loss of $7,200 and $9,600 for the three and six months ended December 31, 1998, increased $3,600 (99%) and $ 6,000 (169%), respectively, as compared to the same periods in the prior year. The decline in operating results was from reduced gross margins dollars which declined $1,800 (13%) and $3,500 (11%) and increased operating expenses of $2,200 (13%) and $2,700 (8%) for the three- and six-month periods ended December 31, 1998 as compared to the same periods in the prior year. The reduction in wholesale sales lowered margin dollars while operating expense increased from new locations which were not operational in the first six months of the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

LEASING
-------
Total revenue of $17,600 and $34,500 for the three and six months ended December 31, 1998 increased $1,200 (8%) and $2,400 (7%), respectively, as compared to the same periods in the prior year. These increases are primarily due to higher investment in leases partly offset by a lower income rate on new and replacement leases. The company's average net investment in leases increased $49,300 (10%) and $50,500 (10%) in the second quarter and six months ended December 31, 1998 as compared to the same periods in the prior year.

Earnings from operations of $4,000 and $7,400 for the second quarter and six months ended December 31, 1998 increased $500 (15%) and $800 (12%), respectively, as compared to the same periods in the prior year. Total revenue increases noted above were partially offset by an increase in total of expenses of $700 (6%) and $1,600 (6%) for the three and six-month periods ended December 31, 1998. These increases were substantially due to increased salaries and payroll costs required managing the larger portfolio as compared to the prior year.

INSURANCE
---------
Insurance net revenues of $7,600 and $14,600 for the three and six months ended December 31, 1998, increased $600 (9%) and $700 (5%), respectively, as compared to the same periods in the prior year. The increase for the three- and six-month periods is the result of higher earned premiums of Agway Insurance Company.

The operating loss of $200 for the three and six months ended December 31, 1998 represents a decrease in earnings of $400 (217%) and $300 (208%), respectively, as compared to the same periods in the prior year. Claims losses increased $300 and $800 in the second quarter and six months as compared to the prior year due to the effects of a windstorm in Upstate New York. Increased expenses of $600 and $300 in the second quarter and six months as compared to the prior year were both due to increased labor costs and lower ceded commission income. These increased costs more than offset the higher earned premiums.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash generated from operations and external borrowings continues to be the Company's major ongoing source of funds to finance capital improvements, business acquisitions, shareholder dividends, and a growing lease portfolio at Telmark. The following is a summary of net cash flows for the six months ended December 31:

                                                                                           1998           1997
                                                                                      -------------   ------------
Net cash flows provided by (used in)
   Operating activities.............................................................  $      37,664   $        215
   Investing activities.............................................................        (23,463)       (33,330)
   Financing activities.............................................................        (14,201)        33,115
                                                                                      -------------   -------------
Net increase (decrease) in cash and equivalents.....................................  $           0   $          0
                                                                                      =============   =============

Cash Flows Provided By Operating Activities
For the six months ended December 31, 1998, changes in working capital generated cash of $38,600 compared to requiring cash of $5,100 for the same period in the prior year. The biggest contributors to this were from a larger decline in receivables and a smaller increase in inventories during this year (cash provided) as compared to last year due principally to the lower prices of feed and petroleum products in the current market environment.

Cash Flows Used In Investing Activities
The cash flows required for investing activities decreased in the first six months of 1999 by $9,900 as compared to the first six months of the prior year. The reason for the decrease in cash used during the first six months of 1999 as compared to the prior year was from the generation of cash of $14,200 on the sale of a seed business in the Agriculture segment, which was partially offset by cash paid for the acquisition of businesses which increased $5,300 for the six-month period in 1999 as compared to the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
------------------------------------------
Cash Flows Provided By (Used In) Financing Activities
Financing activities for the six months ended December 31, 1998, created a net cash use of $14,200 compared to cash provided of $33,100 for the same period in the prior year. This $47,300 change in cash flows was substantially due to $25,300 lower short-term borrowings in the first six months of this year as compared to the same period in the prior year. The increased level of cash generated from the sale of businesses in the first six months of 1999 and from operations were the biggest reasons for this decline in borrowings.

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

Sources of longer-term financing include the following as of December 31, 1998:

                                                                                       AFC
                                                                        Agway       (excluding
SOURCE OF DEBT                                                           Inc.        Telmark)          Telmark          Total
--------------                                                       ---------     ------------     ------------     -----------
Banks - due 1/99 to 8/01, interest at a weighted average
   rate of 6.9% with a range of 5.6% - 8.6%...................       $       0     $      1,600     $    128,000     $   129,600
Insurance companies - due 1/99 to 5/04, interest at a
   weighted average rate of 7.1% with a range of
   6.5% - 8.9%................................................               0                0          176,713         176,713
Capital leases and other - due 1999 to 2008, interest at a
   weighted average rate of 9.3% with a range of 6% to 12%....          13,105            5,430                0          18,535
                                                                     ----------    ------------     ------------     -----------
     Long-term debt...........................................          13,105            7,030          304,713         324,848
Subordinated  money  market  certificates  - due 10/99
  to 10/13, interest  at a weighted average rate of 8.0% with
  a range of 4.5% - 9.5%......................................               0          414,510                0         414,510
Subordinated debentures - due 7/99 to 7/03, interest at a
   weighted average rate of 8.1% with a range of 6.5%
   to 8.5%....................................................               0           20,048           36,441          56,489
                                                                     ----------    ------------     ------------     -----------
     Total debt...............................................       $  13,105     $    441,588     $    341,154     $   795,847
                                                                     ==========    ============     ============     ============

For a further description of the Company's credit facilities available at December 31, 1998, see Footnote 3 to the condensed consolidated financial statements.

OTHER MATTERS
-------------
Year 2000
The approach of the year 2000 presents potential issues to all organizations who use computers in the conduct of their business or depend on business partners who use computers. To the extent computer use is date-sensitive, hardware or software that recognizes the year by the last two digits may erroneously recognize "00" as 1900 rather than 2000, which could result in errors or system failures.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


OTHER MATTERS (CONTINUED)
------------------------
Year 2000 (continued)
Agway utilizes a number of computers and computer software ("systems") in the conduct of its business. Many systems are for specific business segments and others have broader corporate-wide use. Systems are principally involved in the flow of information rather than in the processing, manufacturing, and distributing operations. Agway initiated its year 2000 compliance efforts in January 1996. The initial focus of the Company's compliance efforts was on the Company's information systems, including assessment of the issue, planning the conversion to compliance, plan implementation, and testing. All critical systems have been inventoried. Those systems determined to be at risk are prioritized, and plans are in place to upgrade systems by remediation, replacements, outsourcing, or doing without these systems. Through December 1998, the assessment and planning phases, as well as certain portions of the implementation, have been completed. The remaining portion of these plans are in process of implementation, with a completion for specific systems scheduled throughout this fiscal year in a manner that coordinates implementation around the busy operational seasons for the respective business units and targets completion in September 1999. Testing of systems is being conducted for each system as implemented. The interaction of updated systems will be tested in the enterprise-wide testing environment, which is planned to be ready and start testing by March 1999.

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

The Company engaged an international consulting firm in March 1998 to evaluate the Company's approach to year 2000 plans and implementation compared to industry "best practices." Based on this review, the Company has increased the involvement of higher-level management to assure a focus on the implementation timetable and the development of specific contingency plans, and has initiated development of a more comprehensive enterprise-wide testing environment to be in place by February 1999. The business continuity plans are expected to be completed by February 1999.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


OTHER MATTERS (CONTINUED)
-------------------------
Year 2000 (continued)
The Company expects to incur significant internal staff costs as well as consulting and other expenses related to its year 2000 efforts. Due to the level of effort required to complete remediation for the year 2000, non-business critical system enhancements have been deferred until the year 2000 efforts have been completed. The conversion and testing of existing systems and the replacement of systems are expected to cost the Company approximately $18,900, of which $13,600 has been incurred and $5,300 is expected to be incurred from December 1998 through December 1999. Approximately 75% of these estimated costs represent replacement costs and will be capitalized. Additionally, the Company estimates the costs to remediate all other areas may approximate $4,200, of which $600 has been incurred and $3,600 is expected to be incurred from December 1998 through December 1999. However, these costs will vary as the Company continues to assess and implement its plans or if the Company is required to invoke contingency plans. The Company treats non-capital costs associated with year 2000 as period costs and they are expensed when incurred.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
The Company held its annual meeting of shareholders on November 12, 1998, at which a quorum was present in person or by proxy. The following Directors were elected to three-year terms through December 2001:



         Nominee                  In Favor                      Opposed
--------------------------   -------------------      -------------------------
Keith H. Carlisle                  55,491                        2,132
D. Gilbert Couser                  55,491                        2,132
Andrew J. Gilbert                  55,491                        2,132
Thomas E. Smith                    55,491                        2,132
William W. Young                   55,491                        2,132

Eligible additional votes totaling 15,610 were not received at the time of the annual meeting and are not included as either votes in favor or opposed. Additionally, these 15,610 eligible additional votes may be considered abstentions and were not included for purposes of determining a quorum at the annual meeting.

The following is a list of Directors whose terms as Directors continued after the November 12, 1998, Annual Meeting:

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
There were no reports on Form 8-K required to be filed during the three months ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     AGWAY INC.
                                        ---------------------------------------
                                                    (Registrant)





Date        FEBRUARY 8, 1999                   /S/ PETER J. O'NEILL
         --------------------           ---------------------------------------
                                                 Peter J. O'Neill
                                              Senior Vice President,
                                               Finance & Control,
                                          (Principal Financial Officer and
                                             Chief Accounting Officer)