Form 10-Q
period 1999-03-31
AGWAY INC
filed 1999-05-04
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934
For the quarterly period ended March 31, 1999
                               --------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934
For the transition period from                          to
                                ----------------------     ---------------------
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
Yes   X    No
    ----      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



       Class                                       Outstanding at April 30, 1999
------------------------                           -----------------------------
Membership Common Stock,                                  100,510 shares
$25 par value per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                                                             PAGE NO.
                                                                                                             --------
PART I.    FINANCIAL INFORMATION
-------    ---------------------

           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 1999 and June 30, 1998.........................   3

           Condensed Consolidated Statements of Operations and Retained Earnings for the three months
           and nine months ended March 31, 1999 and March 31, 1998..............................................   4

           Consolidated Statements of Comprehensive Income for the three months and nine months ended
           March 31, 1999 and March 31, 1998....................................................................   5

           Condensed Consolidated Cash Flow Statements for the nine months ended March 31, 1999
           and March 31, 1998...................................................................................   6

           Notes to Condensed Consolidated Financial Statements.................................................   7

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......  12

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................  20

PART II.   OTHER INFORMATION
--------   -----------------

           Item 1.  Legal Proceedings...........................................................................  21

           Item 6.  Exhibits and Reports on Form 8-K............................................................  22

           SIGNATURES...........................................................................................  23





                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                  Item 1. CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                    March 31,         June 30,
                                                                                      1999              1998
                                                                                  ------------      ------------
ASSETS                                                                             (Unaudited)
------
Current Assets:
     Trade accounts  receivable  (including  notes  receivable  of  $15,587  and
         $49,394, respectively), less allowance for doubtful accounts of
         $7,807 and $7,926, respectively.......................................   $   132,815       $   203,637
     Leases receivable, less unearned income of $61,637 and
         $65,048, respectively..................................................      139,851           137,493
     Advances and other receivables.............................................       15,857            26,417
     Inventories:
         Raw materials..........................................................       11,483             7,576
         Finished goods.........................................................      195,367           139,861
         Goods in transit and supplies..........................................        7,001             1,777
                                                                                  -----------       -----------
              Total inventories.................................................      213,851           149,214
     Prepaid expenses ..........................................................       40,631            52,774
                                                                                  -----------       -----------
         Total current assets...................................................      543,005           569,535

Marketable securities available for sale........................................       36,880            36,412
Other security investments......................................................       51,673            51,761
Properties and equipment, net...................................................      214,280           213,795
Long-term leases receivable, less unearned income of $126,545 and
     $110,721, respectively.....................................................      381,366           357,777
Net pension asset...............................................................      192,542           176,792
Other assets  ..................................................................       24,403            12,159
                                                                                  -----------       -----------
              Total assets......................................................  $ 1,444,149       $ 1,418,231
                                                                                  ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable.............................................................   $    96,400       $    65,100
     Current installments of long-term debt.....................................      102,090            99,173
     Current installments of subordinated debt..................................       79,309            75,589
     Accounts payable...........................................................      155,940           114,548
     Other current liabilities..................................................      104,647           114,452
                                                                                  -----------       -----------
         Total current liabilities..............................................      538,386           468,862

Long-term debt..................................................................      199,040           255,356
Subordinated debt...............................................................      408,963           386,607
Other liabilities...............................................................      104,228           100,568
                                                                                  -----------       -----------
         Total liabilities......................................................    1,250,617         1,211,393
Commitments and contingencies
Shareholders' equity:
     Preferred stock, net.......................................................       43,047            47,871
     Common stock, net..........................................................        2,520             2,571
     Retained earnings..........................................................      147,348           155,691
     Accumulated other comprehensive income.....................................          617               705
                                                                                  -----------       -----------
         Total shareholders' equity.............................................      193,532           206,838
                                                                                  -----------       -----------
              Total liabilities and shareholders' equity........................  $ 1,444,149       $ 1,418,231
                                                                                  ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

Item 1.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                      Three Months Ended                 Nine Months Ended
                                                            March 31,                         March 31,
                                               ------------------------------       -----------------------------
                                                   1999              1998               1999              1998
                                               -------------    -------------       -------------    ------------
Net sales and revenues from:
     Product sales (including excise taxes)    $     333,247    $     356,898       $     904,606    $  1,004,908
     Leasing operations......................         17,269           16,210              51,765          48,318
     Insurance operations....................          6,505            6,658              21,068          20,482
                                               -------------    -------------       -------------    ------------
         Total net sales and revenues........        357,021          379,766             977,439       1,073,708

Cost and expenses from:
     Products and plant operations...........        296,081          322,992             834,710         937,918
     Leasing operations......................          5,610            5,654              20,164          19,801
     Insurance operations....................          4,082            4,174              13,539          12,840
     Selling, general and admin. activities..         37,217           34,164             111,100          96,979
                                               -------------    -------------       -------------    ------------
         Total operating costs and expenses..        342,990          366,984             979,513       1,067,538

Operating earnings (loss)....................         14,031           12,782              (2,074)          6,170

Interest expense, net........................         (8,155)          (8,824)            (23,892)        (22,835)
Other income, net............................          l,904            5,522              19,194          10,276
                                               -------------   --------------       -------------    ------------
Earnings (loss) before income taxes..........          7,780            9,480              (6,772)         (6,389)
Income tax benefit (expense) ................         (4,525)          (5,430)                121            (847)
                                               -------------   --------------       -------------    -------------

Earnings (loss) before cumulative effect
     of an accounting change.................          3,255            4,050              (6,651)         (7,236)

Cumulative effect on prior years of an
     accounting change, net of tax
     expense of $16,500......................              0                0                   0          28,956
                                               -------------   --------------       -------------    ------------
Net earnings (loss)..........................          3,255            4,050              (6,651)         21,720

Retained earnings balance, beginning of
     period..................................        144,093          133,450             155,691         117,571
Dividends....................................              0               (3)             (1,692)         (1,794)
                                               -------------   --------------       -------------    ------------
Retained earnings, end of period.............  $     147,348   $      137,497      $      147,348    $    137,497
                                               =============   ==============       =============    ============












     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

             Item 1. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                   Three Months Ended                    Nine Months Ended
                                                         March 31,                            March 31,
                                               ------------------------------       -----------------------------
                                                   1999              1998               1999              1998
                                               -------------   --------------       -------------   -------------
Net earnings (loss)........................    $       3,255   $        4,050       $      (6,651)  $      21,720

Other comprehensive income, net of tax:
     Unrealized gains (losses) on
       available-for-sale securities:
         Unrealized holding gains (losses)
           arising during period............            (405)              62                (108)            562
         Reclassification adjustment
           for (gains) losses included in
           net income.......................               5               46                  20              45
                                               -------------   --------------       -------------   -------------

Other comprehensive income..................            (400)             108                 (88)            607

Comprehensive (loss) income................    $       2,855   $        4,158       $      (6,739)  $      22,327
                                               =============   ==============       =============   =============





























     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

               Item 1. CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                        Nine Months Ended
                                                                                             March 31,
                                                                                   -----------------------------
                                                                                      1999              1998
                                                                                   ----------        -----------
Net cash flows provided by operating activities.............................       $   46,664        $    27,370

Cash flows provided by (used in) investing activities:
     Purchases of property, plant and equipment..............................         (17,486)           (23,026)
     Proceeds from disposal of property, plant and equipment.................           1,977              6,879
     Proceeds from sale of business..........................................          14,150                298
     Cash paid for acquisitions of business..................................          (7,090)            (2,631)
     Leases originated.......................................................        (176,672)          (165,272)
     Leases repaid...........................................................         145,232            131,707
     Proceeds from sale of marketable securities.............................           5,790             11,742
     Purchases of marketable securities......................................          (6,345)           (12,537)
     Net purchase of investments in cooperatives.............................            (950)            (2,980)
                                                                                   ----------         ----------

Net cash flows used in investing activities..................................         (41,394)           (55,820)


Cash flows provided by (used in) financing activities:
     Net change in short-term borrowings.....................................          31,080             38,510
     Proceeds from long-term debt............................................          13,273             62,857
     Repayment of long-term debt.............................................         (67,106)           (82,181)
     Proceeds from sale of subordinated debt.................................         128,629            106,288
     Maturity and redemption of subordinated debt............................        (102,553)           (83,210)
     Payments on capital leases..............................................            (186)              (520)
     Redemption of stock, net ...............................................          (4,875)            (9,351)
     Cash dividends paid.....................................................          (3,532)            (3,943)
                                                                                   ----------         ----------

Net cash flows (used in) provided by financing activities....................          (5,270)            28,450
                                                                                   ----------         ----------

Net decrease in cash and equivalents.........................................               0                  0
Cash and equivalents at beginning of period..................................               0                  0
                                                                                   ----------         ----------

Cash and equivalents at end of period.......................................       $        0         $        0
                                                                                   ==========         ==========











     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999, due to the seasonal nature of certain major segments of the Company's business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1998.

     Future Accounting Requirements
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and the type of risk being hedged. The statement is effective for all quarters of fiscal years beginning after June 15, 1999. At the present time, the Company is currently evaluating the impact that the adoption of SFAS No. 133 will have on its consolidated financial statements.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


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

                                                 Three Months Ended                Nine Months Ended
                                                     March 31,                         March 31,
                                          -------------------------------    -------------------------------
                                               1999             1998              1999             1998
                                          -------------     -------------    -------------     -------------
         Net sales and revenues.........  $     260,382     $     268,572    $     705,310     $     766,947
         Operating earnings.............         22,163            20,225           25,478            33,649
         Net earnings (loss)............          1,297               399          (18,386)           (9,335)


                                                                               March 31,          June 30,
                                                                                  1999              1998
                                                                             -------------     -------------
         Current assets....................................................  $     473,964     $     524,800
         Properties and equipment, net.....................................        145,659           150,618
         Noncurrent assets.................................................        475,913           451,303
                                                                             -------------     -------------
         Total assets......................................................  $   1,095,536     $   1,126,721
                                                                             =============     =============

         Current liabilities...............................................  $       2,727     $      15,173
         Short-term notes payable..........................................         96,400            65,100
         Current installments of long-term debt............................        100,013            95,247
         Current installments of subordinated debt.........................         79,309            75,589
         Long-term debt....................................................        186,615           248,128
         Subordinated debt.................................................        408,963           386,607
         Noncurrent liabilities............................................         25,580            26,474
         Shareholder's equity..............................................        195,929           214,403
                                                                             -------------     -------------
         Total liabilities and shareholder's equity........................  $   1,095,536     $   1,126,721
                                                                             =============     =============


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWING ARRANGEMENTS
     ----------------------
     As of March 31, 1999, the Company had certain facilities available with banking institutions whereby lenders have agreed to provide funds up to $377,000 to separately financed units of the Company as follows: AFC - $75,000 and Telmark - $302,000. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank standby letter of credit.

     AFC
     As of March 31, 1999, AFC's available bank facilities included a short-term line of credit and a long-term revolving line of credit. These facilities and AFC's ability to issue commercial paper require collateralization using certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). The maximum amounts which can be drawn under these AFC agreements are subject to a limitation based on a specific calculation relating to the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. The line of credit and long-term revolving line of credit additionally require the Company's investment in bank stock as additional collateral. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained earnings. AFC annually renews its line of credit and commercial paper program in the quarter ended December 31. The Company expects to continue to have appropriate and adequate financing to meet its ongoing needs.

     The specifics of these arrangements are as follows:

                                                                       Outstanding
                                                   Available    ---------------------------
                                                    3/31/99       3/31/99          6/30/98     Term Expires
                                                  ----------    ----------      -----------    ------------
     Short-term line of credit*................   $ 50,000      $        0      $         0        12/31/99
     Long-term revolving line of credit........   $ 25,000      $        0      $         0        01/01/01
     Commercial paper..........................   $ 50,000      $    1,400      $    30,100        12/31/99


     *AFC's short-term line of credit facility provides for an increase to $75,000, which will become available on October 1, 1999, to assist in refinancing maturing subordinated debt.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWING ARRANGEMENTS (continued)
     ----------------------------------
     Telmark
     As of March 31, 1999, Telmark's available credit facilities from banks allow Telmark to borrow up to an aggregate of $302,000. Uncommitted short-term line of credit agreements permit Telmark to borrow up to $52,000 on an uncollateralized basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized revolving line of credit permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of March 31, 1999, under the short-term lines of credit was $52,000 and under the revolving term loan facility was $151,000, of which $108,000 was long-term. As of June 30, 1998, the total amount outstanding was $20,000 under the short-term lines of credit and under the revolving term loan facility was $165,000, of which $150,000 was long-term. The uncommitted lines of credit expire within the next 12 months, and the $250,000 revolving term loan facility is available through August 1, 2000.

     Telmark had balances outstanding on uncollateralized senior notes from private placements totaling $160,000 and $169,000 at March 31, 1999, and at June 30, 1998, respectively. The principal bears interest at fixed rates ranging from 6.5% to 8.9%. The principal payments commence May 1999 with final installment due in May 2004. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contains several specific financial covenants.

     Telmark, through a wholly owned special purpose subsidiary, has two classes of lease-backed notes outstanding totaling $11,800 and $17,700 at March 31, 1999, and June 30, 1998, respectively, payable to insurance companies. Interest rates on these classes of notes are 6.58% and 7.01%, respectively. The notes are collateralized by leases, which Telmark sold to this subsidiary, having an aggregate present value of contractual lease payments equal to the principal balance of the notes. The final scheduled maturity of these notes is December 2004.

     Telmark offers subordinated debentures to the public. The debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1 and is allowed to be reinvested.


     The Company's long-term and subordinated debt outstanding at March 31, 1999, as compared to June 30, 1998, is as follows:

                                                               AFC
                                     Agway             (excluding Telmark)               Telmark                   Total
                             ----------------------   ----------------------   -----------------------   -----------------------
                                3/99         6/98        3/99        6/98          3/99        6/98          3/99         6/98
                             ---------   ----------   ----------   ---------   ----------   ----------   ----------   ----------
     Long-term debt ......   $  14,502   $   11,154   $    6,818   $   6,698   $  279,810   $  336,677   $  301,130   $  354,529
     Currently payable.....      2,077        3,926        1,167       1,661       98,846       93,586      102,090       99,173
                             ---------   ----------   ----------   ---------   ----------   ----------   ----------   ----------
     Net long-term debt...   $  12,425   $    7,228   $    5,651   $   5,037   $  180,964   $  243,091   $  199,040   $  255,356
                             =========   ==========   ==========   =========   ==========   ==========   ==========   ==========

     Subordinated debt....   $       0   $        0   $  451,147   $ 428,190   $   37,125   $   34,006   $  488,272   $  462,196
     Currently payable.....          0            0       61,109      75,589       18,200            0       79,309       75,589
                             ---------   ----------   ----------   ---------   ----------   ----------   ----------   ----------
     Net subordinated debt   $       0   $        0   $  390,038   $ 352,601   $   18,925   $   34,006   $  408,963   $  386,607
                             =========   ==========   ==========   =========   ==========   ==========   ==========   ==========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


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

     The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of the Company's degree of responsibility relating to a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. The Company is designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company is not indemnified for existing environmental cleanup liability. The Company's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the Company's determination of its estimated liability. The Company believes that its past experience provides a reasonable basis for estimating its liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the reserves established will cause future cash outlays over approximately five years based upon current estimates, and it is not expected that such outlays will materially impact the Company's liquidity position.

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

5.   SUBSEQUENT EVENT
     ----------------
     On April 8, 1999, the Company announced that it is combining its agricultural products and retail services businesses. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

                                                                Results by Operating Segment
                                  -------------------------------------------------------------------------------
                                            Three Months Ended                        Nine Months Ended
                                  ------------------------------------    ---------------------------------------
                                                            $ Increase                                 $ Increase
                                    3/31/99      3/31/98    (Decrease)      3/31/99      3/31/98        (Decrease)
                                  ---------    ---------    ----------    ---------    -----------    ------------
Net Sales and Revenues
----------------------
Agriculture..................     $ 154,023    $ 166,471    $  (12,448)   $ 438,150    $   470,795    $    (32,645)
Energy ......................       147,851      155,632        (7,781)     352,277        410,477         (58,200)
Retail ......................        43,755       48,285        (4,530)     149,684        162,057         (12,373)
Leasing......................        17,269       16,210         1,059       51,765         48,318           3,447
Insurance....................         6,505        6,658          (153)      21,068         20,482             586
Other (a)....................       (12,382)     (13,490)        1,108      (35,505)       (38,421)          2,916
                                  ---------   ----------    ----------    ---------    -----------    ------------
                                  $ 357,021   $  379,766    $  (22,745)   $ 977,439    $ 1,073,708    $    (96,269)
                                  =========   ==========    ==========    =========    ===========    ============

Earnings (Loss) from
--------------------
 Operations before Income Taxes
 ------------------------------
Agriculture.................      $  (5,765)  $   (1,245)   $   (4,520)   $  (5,231)   $   (17,080)   $     11,849
Energy.......................        23,006       15,514         7,492       22,841         17,890           4,951
Retail.......................        (9,036)      (4,688)       (4,348)     (18,617)        (8,243)        (10,374)
Leasing......................         5,757        4,568         1,189       13,199         11,231           1,968
Insurance....................            37         (107)          144         (144)            60            (204)
Other (a)....................         l,936        4,262        (2,326)       5,072         12,588          (7,516)
                                  ---------   ----------    ----------    ---------     ----------    ------------
Operating earnings (loss),
   plus other income, net....        15,935       18,304        (2,369)      17,120         16,446             674
Interest (expense), net of
   interest income...........        (8,155)      (8,824)          669      (23,892)       (22,835)         (1,057)
                                  ---------   ----------    ----------    ---------     ----------    ------------
     ........................     $   7,780   $    9,480    $   (1,700)   $  (6,772)    $   (6,389)   $       (383)
                                  =========   ==========    ==========    =========     ==========    ============

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

Consolidated Results
--------------------
Consolidated net sales and revenues of $357,000 and $977,400 for the three and nine months ended March 31, 1999, decreased $22,700 (6%) and $96,300 (9%), respectively, as compared to the same periods in the prior year. The decreases were substantially the result of a decline in sales in the Agriculture, Energy, and Retail segments. The decrease in Energy was principally due to decreases in volume and pricing level of petroleum products. The decrease in Agriculture was principally due to the pricing level of agricultural feed products. The decline in Retail was due to reduced sales to wholesale dealers. See the detailed business segment discussion below.

Consolidated net earnings from operations before income taxes of $7,800 for the three months ended March 31, 1999, decreased $1,700 (18%) as compared to the same period in the prior year. Consolidated net loss from operations before income taxes of $6,800 for the nine months ended March 31, 1999, was $400 (6%) higher as compared to the same period in the prior year.

The decrease in the consolidated pre-tax operating earnings of $1,700 from the prior year for the three-month period ended March 31, 1999, resulted principally from offsetting improvements and declines in business segment results and a $2,500 (49%) reduction in the level of pension income offset by a $700 (8%) decrease in net interest expense. The Company amended its defined benefit pension plan effective July 1, 1998. The amendment increased the cost of benefits, the plan benefit obligations, and the related interest costs which reduced net pension income recognized by the Company in the third quarter of 1999 as compared to the same period in the prior year.

The increase in the consolidated pre-tax operating loss of $400 for the nine months ended March 31, 1999, as compared to the same period in the prior year, reflects a net increase in earnings of $9,200 from the sale of a seed business, which amount was substantially offset by a net reduction in business unit operating results of $2,200 (discussed by business segment below), a decline in pension credits of $7,100 (32%), increased net corporate costs of $400 (37%), and increased net interest expense of $1,100 (5%) during the nine-month period as compared to the same period in the prior year. The increase in total corporate costs was a result of new systems costs and professional services associated with several projects, including year 2000 readiness. The increase in net interest expense was due to a decline in interest revenue earned from receivable balances combined with an increase in interest expense from a slightly higher average interest rate on outstanding debt.

Agriculture
-----------
Agriculture consists of Agway Agricultural Products (AAP) and the Country Products Group (CPG). Total Agriculture net sales and revenues of $154,000 and $438,200 for the three and nine months ended March 31, 1999, decreased $12,400 (8%) and $32,600 (7%), respectively, as compared to the same periods in the prior year. The Agriculture loss from operations of $5,800 for the third quarter ended March 31, 1999, increased $4,500 (363%) as compared to the same period in the prior year. The Agriculture loss from operations of $5,200 for the nine months ended March 31, 1999, is an improvement of $11,800 (69%) as compared to the same period in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Agriculture (continued)
-----------------------
AAP net sales and revenues of $112,300 and $317,400 for the three and nine months ended March 31, 1999, decreased $5,100 (4%) and $19,500 (6%), respectively, as compared to the same periods in the prior year. The AAP sales decrease results principally from the AAP enterprise feed business as sales for the three- and nine-month periods ended March 31, 1999, decreased $1,000 and $12,900, respectively. A decline in the pricing levels of feed products in the global markets caused the overall decrease in feed sales. The declining price level of feed products was partially offset by volume improvements. AAP experienced an increase in feed unit volume of 8% and 11% during the three months and the nine months ended March 31, 1999, as compared to the same periods in the prior year. The increase in volume was from the acquisition of a new business during the first quarter of this year combined with improved feed sales volume in the AAP enterprises.

In addition to the sales declines in the feed business, direct marketing sales declined $1,100 and $4,100 and AAP enterprise agronomy sales decreased $2,700 and $600 for the three months and nine months ended March 31, 1999, respectively, as compared to the same periods in the prior year. These sales declines are principally due to these operations being negatively impacted by the low market price of agricultural commodities in feed and crops products. The sales declines noted above were partially offset by sales improvements of $1,100 and $2,100 in both the three and nine months in the commercial vegetable seed business.

CPG net sales and revenues of $41,700 and $120,700 for the three and nine months ended March 31, 1999, decreased $7,400 (15%) and $13,100 (10%), respectively, as compared to the same periods in the prior year. The decrease in both periods is substantially due to the sale of a seed business in the first quarter of this year. Sales were $10,100 and $14,700 lower in the three- and nine-month periods, respectively, as compared to the same periods in the prior year, due primarily to the sold business. The lost sales from sold business were partially offset by increased sales in ongoing operations of $2,700 and $1,600 for the three and nine months ended March 31, 1999, as compared to the prior year. The improvement to ongoing operations in the third quarter was principally due to CPG's sunflower operations. Sales in the sunflower operations increased $2,100 over last year from increased bird food sales and with the help of increased human food capacity from a new processing plant that was not operational in the first nine months of the prior year.

AAP's operating loss of $5,900 and $19,800 for the three- and nine-month periods ended March 31, 1999, increased $2,400 (66%) for the three months and improved $3,900 (16%) for the nine months, respectively, as compared to the same periods in the prior year. The increase in operating loss for the third quarter resulted principally from lower patronage income partially offset by improved gross margins. The lower patronage income of $4,200, as compared to the prior year, was due principally to lower patronageable earnings at the Company's primary fertilizer supplier. The gross margin improvement in the third quarter resulted from a combination of increased feed volume and improved pricing strategies as compared to the same period in the prior year.

The improvement of operating results over the nine-month period, as compared to the same period in the prior year, is substantially due to gross margin improvements of $10,600 (16%) partially offset by increased operating expenses of $4,300 and lower other revenues of $2,400. The gross margin improvement over the prior year is partly due to unfavorable experience with exchange-traded futures in the prior year and partly due to the feed volume increases and improved pricing over the first nine months of the current year as compared to the prior year. Increased operating expenses related mainly to increased cost of distributing and selling a greater volume of feed products. The decrease in other revenues, as compared to the prior year, resulted from lower patronage income in the third quarter of this year, as noted above. The decline was partially offset by increases in other rebates received by AAP.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Agriculture (continued)
----------------------
CPG's operating earnings plus other income of $200 and $14,600 for the three and nine months ended March 31, 1999, decreased $2,200 (93%) and increased $8,000 (121%), respectively, as compared to the same periods in the prior year. The decrease in the three-month period, as compared to the prior year, is due mainly to increased costs associated with developing and marketing new products and lost revenues from the sale of a seed business in the first quarter.

The increase in operating earnings during the nine-month period, as compared to the prior year, is attributable to the net improvements in results of $9,200 from the sale of a seed business and a $1,200 improvement in ongoing operations, principally produce. These improvements were partially offset by increased costs associated with new product development.

Energy
------
Energy earnings from operations of $23,000 and $22,800 for the three and nine months ended March 31, 1999, represent an earnings increase of $7,500 (48%) and $5,000 (28%), respectively, as compared to the same periods in the prior year. In the three months ended March 31, 1999, sales volume increased, particularly in heating oil and propane, a total of $10,700 as compared to the same period in the prior year and was partially offset by the sales decline due to pricing. In the nine months ended March 31, 1999, overall sales volume declined $6,000, substantially due to lower heating oil volumes. The above fluctuations in volume result from a combination of the changes in heating degree-days and the non-renewal of an annual commercial contract over the three- and nine-month periods as compared to the same periods in the prior year. The imbalance of supply and demand has driven competitive prices lower during the first three quarters of this year and is expected to continue for the remainder of this year. The lower selling prices decreased sales as compared to last year by $20,100 during the third quarter and $56,800 for the nine months ended March 31, 1999. Finally, greater emphasis on heating, ventilation and air conditioning
(HVAC) installation and service increased these sales $1,800 and $4,000 for the three- and nine-month periods ended March 31, 1999, as compared to the same periods in the prior year.

Energy commodity costs continue to be lower than in the prior year and have helped overall gross margins on all products increase by $10,600 for the third quarter and $10,300 for the nine months ended March 31, 1999, as compared to the same periods in the prior year. The improvements in gross margins were partially offset by increases in distribution expense, principally labor costs, and increases in administrative expenses, principally information systems cost related to year 2000 readiness.

Retail
------
Total net sales and revenues of $43,800 and $149,700 for the three and nine months ended March 31, 1999, decreased $4,500 (9%) and $12,400 (8%), respectively, as compared to the same periods in the prior year. The decreases in sales and revenues for the three- and nine-month periods ended March 31, 1999, were primarily in wholesale sales due principally to the conversion of the historical Agway representative retail store system to a new system including Agway franchisees and Agway wholesale dealer relationships. Many of the wholesale dealers are presently purchasing non-Agway-branded products from other sources of supply which they had in the prior year purchased from Agway. A loss in sales volume due to this change is expected to continue at some level at least through this fiscal year. This change in buying pattern has changed the mix of products purchased, resulting in a lower average gross margin.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Retail (continued)
-----------------
Retail operating loss of $9,000 and $18,600 for the three and nine months ended March 31, 1999, increased $4,300 (93%) and $10,400 (126%), respectively, as compared to the same periods in the prior year. The decline in operating results was primarily from reduced gross margin dollars, which declined $1,900 (15%) and $5,400 (12%), and increased operating expenses of $2,500 (14%) and $5,200 (10%) for the three- and nine-month periods ended March 31, 1999, as compared to the same periods in the prior year. The reduction in wholesale sales and the change in the mix of products purchased have lowered margin dollars. Operating expenses increased from new locations which were not operational in the first nine months of the prior year and from an increase in administrative expenses attributable to higher labor costs and accrued costs for the unification of the retail business into the agriculture business*.

*See Subsequent Event section of the MD&A for further description.

Leasing
-------
Total revenue of $17,300 and $51,800 for the three and nine months ended March 31, 1999, increased $1,100 (7%) and $3,400 (7%), respectively, as compared to the same periods in the prior year. These increases, which were partly offset by a lower income rate on new and replacement leases, are primarily due to higher investment in leases. The company's average net investment in leases increased $51,700 (10%) and $50,500 (10%) in the third quarter and nine months ended March 31, 1999, as compared to the same periods in the prior year.

Pre-tax earnings from operations of $5,800 and $13,200 for the third quarter and nine months ended March 31, 1999, increased $1,200 (26%) and $2,000 (18%), respectively, as compared to the same periods in the prior year. Total revenue increases noted above were supplemented by a decrease in total expenses of $100 (1%) for the third quarter and partially offset by an increase in total expenses of $1,500 (4%) for the nine-month period ended March 31, 1999, as compared to the same period in the prior year. These increases in total expenses were substantially due to increased payroll costs which were partly offset by lower professional services, as some information technology services are being provided internally rather than being outsourced, and by higher levels of deferred initial costs associated with the new lease volume.

Insurance
---------
Insurance net revenues of $6,500 and $21,100 for the three and nine months ended March 31, 1999, decreased $200 (2%) and increased $600 (3%), respectively, as compared to the same periods in the prior year. Net earned premiums of Agway Insurance Company in the third quarter decreased $200 as compared to the same period during last year, while for the nine-month period, net earned premiums increased by $500 as compared to the same period in the prior year.

The operating results were unchanged for the three months and an operating loss of $100 for the nine months ended March 31, 1999. This represents an increase in earnings of $100 (135%) for the three months and a decrease in earnings of $200 (340%) for the nine months ended March 31, 1999, as compared to the same periods in the prior year. Claims losses during the third quarter were unchanged as compared to the same period last year, but increased $500 in the nine months as compared to the prior year due to the effects of a windstorm in Upstate New York. Operating expenses decreased $200 in the third quarter and increased $100 for the nine months as compared to the prior year due to fluctuations in direct commissions and increases in data processing costs.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash generated from operations and external borrowings continues to be the Company's major ongoing source of funds to finance capital improvements, business acquisitions, shareholder dividends, and a growing lease portfolio at Telmark. The following is a summary of net cash flows for the nine months ended March 31:

                                                                                           1999            1998
                                                                                      -------------    ------------
Net cash flows provided by (used in):
   Operating activities............................................................   $      46,664    $     27,370
   Investing activities.............................................................        (41,394)        (55,820)
   Financing activities.............................................................         (5,270)         28,450
                                                                                      -------------    ------------
Net increase (decrease) in cash and equivalents....................................   $           0    $          0
                                                                                      =============    ============

Cash Flows Provided By Operating Activities
For the nine months ended March 31, 1999, net earnings decreased $28,400 as compared to the same period in the prior year and changes in working capital generated cash of $60,200 compared to generating cash of $20,800 for the same period in the prior year. The biggest contributors to the change in working capital were from a larger decline in receivables and a smaller increase in inventories during this year (cash provided) as compared to last year due principally to the lower prices of feed and petroleum products in the current market environment.

Cash Flows Used In Investing Activities
The cash flows required for investing activities decreased in the first nine months of 1999 by $14,400 as compared to the first nine months of the prior year. The principal reason for the decrease in cash used during the first nine months of 1999 as compared to the prior year was from the receipt of proceeds of $14,200 on the sale of a seed business in the Agriculture segment, which amount was partially offset by a $4,500 increase in cash paid for the acquisition of businesses for the first nine months of 1999 as compared to the prior year.

Cash Flows Provided By (Used In) Financing Activities
Financing activities for the nine months ended March 31, 1999, resulted in a net cash use of $5,300 compared to cash provided by financing activities of $28,500 for the same period in the prior year. This $33,800 reduction in cash provided from financing was substantially due to a higher net repayment of long-term debt of $34,500 in the first nine months of 1999 as compared to the same period in the prior year. The increased level of cash generated from the sale of businesses as compared to the same period in the prior year and the large decline in working capital requirements in Company operations as compared to the same period in the prior year were the biggest reasons for this decline in borrowings.

The Company finances its operations and the operations of all its continuing business and subsidiaries, except Telmark and Insurance, through Agway Financial Corporation (AFC). External sources of short-term financing for the Company and all its other continuing operations include revolving credit lines, letters of credit, and a commercial paper program. Telmark and Insurance finance themselves through operations or with a combination of short- and long-term credit facilities.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------
Sources of longer-term financing include the following as of March 31, 1999:

                                                                                AFC
                                                                   Agway     (excluding
Source of debt                                                      Inc.      Telmark)      Telmark       Total
--------------                                                  --------      ---------    ---------    ---------
Banks - due 5/99 to 8/01, interest at a weighted average
   rate of 6.9% with a range of 5.6% - 8.6%..................   $      0      $   1,400    $ 108,000    $ 109,400
Insurance companies - due 4/99 to 5/04, interest at a
   weighted average rate of 7.1% with a range of
   6.5% - 8.9%...............................................          0              0      171,810      171,810
Capital leases and other - due 1999 to 2008, interest at a
   weighted average rate of 9.3% with a range of 6% to 12%        14,502          5,418            0       19,920
                                                                --------      ---------    ---------    ---------
     Long-term debt..........................................     14,502          6,818      279,810      301,130
Subordinated  money  market  certificates  -
  due 10/99 to 10/13, interest at a weighted average rate of
  8.0% with a range of 4.5% - 9.5%...........................          0        431,320            0      431,320
Subordinated debentures - due 7/99 to 7/03, interest at a
   weighted average rate of 8.1% with a range of 6.5%
   to 8.5%...................................................          0         19,827       37,125       56,952
                                                                --------      ---------    ---------    ---------
     Total debt..............................................   $ 14,502      $ 457,965    $ 316,935    $ 789,402
                                                                ========      =========    =========    =========

For a further description of the Company's credit facilities available at March 31, 1999, see Footnote 3 to the condensed consolidated financial statements.

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

Agway utilizes a number of computers and computer software ("systems") in the conduct of its business. Many systems are for specific business segments and others have broader corporate-wide use. Systems are principally involved in the flow of information rather than in the processing, manufacturing, and distributing operations. Agway initiated its year 2000 compliance efforts in January 1996. The initial focus of the Company's compliance efforts was on the Company's information systems, including assessment of the issue, planning the conversion to compliance, plan implementation, and testing. All critical systems have been inventoried. Those systems determined to be at risk are prioritized, and plans are in place to upgrade systems by remediation, replacements, outsourcing, or doing without these systems. Through March 1999, the assessment and planning phases, as well as large portions of the implementation, have been completed. The remaining portions of these plans are in process of implementation, with a completion for specific systems scheduled throughout this fiscal year in a manner that coordinates implementation around the busy operational seasons for the respective business units and targets completion in September 1999. Testing of systems is being conducted for each system as implemented. The interaction of updated systems will be tested in an enterprise-wide testing environment. Creation of a year 2000 enterprise-wide test environment has been completed, and system testing within that environment commenced in March 1999.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


OTHER MATTERS (continued)
-------------------------
Year 2000 (continued)
In addition to the information technology systems review noted above, the Company has also initiated processes to review and to modify, where appropriate, other areas impacted by year 2000. These areas include, but are not limited to, hardware and software associated with end-user computing functions, vendor and supplier relationships, external interfaces to internal IT systems, remote location access to IT systems, facility management, and certain non-information technology issues, such as the extent to which embedded chips are used in machinery and equipment used in business operations. The Company has completed significant assessments in its major business operations, continues to assess all of these areas, and has developed or, in some cases, is in the process of developing the implementation plans to address the issues identified. The Company anticipates that solutions to all year 2000 areas above will be implemented and tested no later than December 1999.

The Company engaged an international consulting firm in March 1998 to evaluate the Company's approach to year 2000 plans and implementation compared to industry "best practices." Year 2000 readiness responsibility has been assigned to high-level management within each business segment and for the Company as a whole. This includes periodic reports to the Board of Directors regarding the implementation timetable and the development of contingency plans. The Company has been developing business continuity plans since October of 1998 and expects to complete them by June 1999.

The year 2000 compliance issue is an uncertainty that is continuously being monitored as the Company implements its plans. Based on the work performed to date, the Company presently believes that the likelihood of the year 2000 having a material effect on the results of operations, liquidity, or financial condition is remote. Notwithstanding the foregoing, it is not presently clear that all parts of the country's infrastructure, including such things as the national banking systems, electrical power, transportation of goods, communications, and governmental activities, will be fully functioning as the year 2000 approaches. Our research to date gives us increased confidence in many of these infrastructure components but also persuades us that absolute certainty regarding their performance will not likely be possible prior to passing into the year 2000. To the extent failure occurs in such activities, which are outside the Company's control, it could affect the Company's sources of supply and the Company's ability to service its customers with the same degree of effectiveness with which they are served presently. The Company has identified elements of the infrastructure that are of greater significance to its operations, is obtaining information on an ongoing basis as to their expected year 2000 readiness, and will determine alternative solutions if required.

The Company expects to incur significant internal staff costs as well as consulting and other expenses related to its year 2000 efforts. Due to the level of effort required to complete remediation for the year 2000, non-business critical system enhancements have been deferred until the year 2000 efforts have been completed. The conversion and testing of existing systems and the replacement of systems are expected to cost the Company approximately $18,400, of which $14,900 has been incurred and $3,500 is expected to be incurred from March 1999 through December 1999. Approximately 75% of these estimated costs represent replacement costs and will be capitalized. Additionally, the Company estimates the costs to remediate all other areas may approximate $4,200, of which $600 has been incurred and $3,600 is expected to be incurred from March 1999 through December 1999. However, these costs will vary as the Company continues to assess and implement its plans or if the Company is required to invoke contingency plans. The Company treats non-capital costs associated with year 2000 as period costs and they are expensed when incurred.

The year 2000 statements set forth above are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


OTHER MATTERS (continued)
------------------------
Subsequent Event
On April 8, 1999, the Company announced that it is combining its agricultural products and retail services businesses to better leverage the Company's talent in serving the needs of existing and new customers. As a result, the retail store system will be managed through the Company's six geographically based agricultural enterprises. Additionally, as a result of this unification, the recent conversion of the historical Agway representative retail store system to a new franchisee and wholesale dealer relationship will be modified. Management anticipates the adverse trend in earnings in Retail will continue through the fourth quarter of this year. The cost savings anticipated in the current year from this unification will be partly or fully offset by one-time costs to implement this change.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
Agway is exposed to market risk in the areas of interest rates and commodity prices. These exposures are directly related to its normal funding and investing activities and to its use of agricultural and energy commodities in its operations. Agway's quantitative and qualitative disclosures about market risk have not materially changed since June 30, 1998. The Company's disclosures about market risk are contained in Item 7a. of the annual report on Form 10-K for the year ended June 30, 1998.

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

In August 1994, the Environmental Protection Agency (EPA) notified Motor Transportation Services, Inc. (MTS), a dissolved wholly owned subsidiary of AHI, that the EPA has reason to believe that MTS is a potentially responsible party
(PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) at the Rosen Site, Cortland, New York. The EPA requested that MTS and other PRPs participate in the ongoing Remedial Investigation/Feasibility Study (RI/FS) for the Rosen Site. In a related matter, other PRPs at the Rosen Site, Cooper Industries, Inc., et al., filed a complaint under CERCLA against the Company, MTS and other alleged PRPs at the Rosen Site in the U.S. District Court, Northern District of New York, in June 1992, seeking reimbursement for the cost of the ongoing RI/FS. The Company and MTS believe the relief sought by Cooper Industries, Inc., et al. is unjustified and are contesting the allegations in the lawsuit. In March 1998, the EPA issued a unilateral administrative order to the PRPs, including the Company and MTS, for a removal action at the Rosen Site. The Company and MTS have notified the EPA that they will comply with the order by cooperating with the other PRPs to assure that the removal action is performed. In addition, the Company and MTS have offered to cooperate with the other PRPs in performing a Remedial Design/Remedial Action (RD/RA) for the site in accordance with the Record of Decision (ROD) issued by the EPA and a proposed Consent Decree has been lodged before the Court. The Company currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

In December 1985, it was asserted by the Massachusetts Department of Environmental Protection (MDEP) that certain real property located in Acton, Massachusetts, previously owned by Agway is contaminated and that Agway and the current owner of the property are responsible for the cost of investigating and cleaning up environmental contamination at the property. In September 1993, Agway entered into an Administrative Consent Order with the MDEP pursuant to which Agway performed a phase II comprehensive site assessment. In March 1995, Agway and the current owner entered into a settlement agreement whereby Agway agreed, at Agway's expense, to complete any additional assessment, containment, removal or remediation actions at the property. The current owner agreed to cooperate with Agway in achieving a permanent solution satisfactory to the MDEP and in compliance with the MDEP's requirements. Agway prepared a risk assessment scope of work that was approved by the MDEP, and the MDEP also approved reclassification of the site. Agway finalized, in April 1998, its risk characterization and remedial action plan reports and, in July 1998, its remedy implementation plan report. Pursuant to the remedy implementation plan, Agway completed activities associated with the installation of an impermeable vegetated surface cover system in October 1998, will continue a ground water monitoring program and has implemented an activity and use limitation. In addition, Agway is attempting to negotiate a resolution of MDEP's claim for past response/oversight costs and interest related to the site. The Company currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 1.  Legal Proceedings (continued)
-------------------------------------
In April 1997, the EPA notified Agway Petroleum Corporation (APC--predecessor to Agway Energy Products LLC) that the EPA has reason to believe that APC is a PRP under CERCLA at the Friedrichsohn's Cooperage, Inc. Superfund Site, Waterford, NY. In August 1997, the EPA demanded that APC and other PRPs reimburse it for payment of approximately $1,800 in cleanup costs. APC and other PRPs have negotiated a partial Consent Decree with the EPA which will require APC to reimburse the EPA a proportionate share of the cleanup costs. The Company does not believe that adjustments will be material in relation to the consolidated financial position of Agway.

While the Company is not depending on contributions from insurance or third parties in determining its reserves for environmental cleanup liability, the Company will determine on a site-by-site basis whether such a contribution claim is warranted.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
There were no reports on Form 8-K required to be filed during the three months ended March 31, 1999.

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





Date           April 30, 1999                    /s/ PETER J. O'NEILL
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