Form 10-K405/A
period 1998-06-30
AGWAY INC
filed 1999-09-16
CIK 2852

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A

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
                                                   X
                                                  ---         ---
                                                  Yes         No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                               ---

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 10, 1999.

               Membership Common Stock, $25 Par Value - $2,493,200

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


        Class                                  Outstanding at September 10, 1999
       -------                                 ---------------------------------
Membership Common Stock, $25 Par Value                   99,728 Shares



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FORM 10-K/A ANNUAL REPORT - 1998
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                              CROSS REFERENCE SHEET

                                                                                                                Page

                                                     PART II
Item 6.          Selected Financial Data.......................................................................    3
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.........    4
Item 7a.         Quantitative and Qualitative Disclosures about Market Risk....................................   18
Item 8.          Financial Statements and Supplementary Data...................................................   21
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........   21

                                                      PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................   54

                 Signatures....................................................................................   64

                                     PART II
Item 6.  Selected Financial Data

The following Selected Financial Data of the Company and Consolidated Subsidiaries has been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, whose report for the years ended June 30, 1998, 1997 and 1996 is included elsewhere in the Form 10-K/A, and should be read in conjunction with the full consolidated financial statements of the Company and Notes thereto.

                                                     (In Thousands of Dollars Except Per Share Amounts)
                                  -----------------------------------------------------------------------------------
                                                                     Years Ended June 30
                                  -----------------------------------------------------------------------------------
                                    Restated
                                      1998              1997              1996             1995              1994
                                  ------------      ------------     -------------     ------------     -------------
Net sales and revenues (2).....   $  1,562,943      $  1,671,714     $   1,663,085     $  1,592,857     $   1,695,129

Margin (loss) from
   continuing operations(1)(3).   $     12,189      $     10,670     $      11,147     $     (7,800)    $         555

Net margin(loss)(1)(3)(4)(5)...   $     41,145      $     10,670     $      12,662     $    (15,730)    $      (3,445)

Total assets (1)(2)............   $  1,417,294      $  1,300,261     $   1,245,891     $  1,225,193     $   1,273,958

Total long-term debt ..........   $    354,529      $    330,371     $     291,666     $    268,310     $     253,104

Total long-term subordinated
   debt........................   $    462,196      $    438,127     $     414,927     $    399,064     $     407,144

Cash dividends per share
   of common stock ............   $       1.50      $       1.50     $        1.50     $       1.50     $        1.50

(1) The 1998 data is restated to correct information regarding Agriculture's grain marketing activities as previously reported. As a result of recently disclosed losses in connection with these activities, margins from continuing operations, net margins, and total assets as currently reported for 1998 are lower than originally reported by $600, $600 and $900, respectively. See Management's Discussion and Analysis on pages 4 and 6 and
    Note 20 to the financial statements.
(2) Certain amounts reported in fiscal years ended June 30, 1994-1997, have been reclassified to conform to the current year presentation.
(3) The  1994  data   reflects  a  $6,065  credit  before  taxes  from  business restructuring; 1995 data reflects a credit before taxes from business restructuring of $3,248; and 1996 data reflects a $1,943 credit before taxes from business restructuring.
(4) The 1994 data reflects an after-tax operating loss of $4,000 from discontinued operations; 1995 data reflects an after-tax loss of $12,360 in discontinued operations related to H.P. Hood Inc. (Hood) and an after-tax gain on the sale of Curtice Burns Foods, Inc. of $4,430; and 1996 data reflects an after-tax gain on the sale of Hood of $1,515, net of operating losses until the time of sale.
(5) Effective July 1, 1997, the Company changed its method of determining the market-related value of its plan assets under Statement of Financial Accounting Standards (SFAS) No. 87, "Accounting for Pensions." A cumulative effect adjustment, net of tax, of $28,956 increased net margin in 1998.

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


RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

CONSOLIDATED RESULTS

On July 8, 1999, Agway announced that it had become aware of accounting irregularities in its grain marketing department and that Agway had initiated an investigation. It has been determined that unauthorized speculative positions in commodity instruments were taken within the department in violation of express policies, which resulted in losses to Agway. After-tax losses of $600 related to grain marketing in 1998 were concealed within the department through improper accounting for premiums on options sold. To reflect these losses and their effect on the Company, the following Management Discussion and Analysis has been restated.

The Company's restated net margin of $41,100 for 1998 is a $30,400 (284%) increase from a net margin of $10,700 in 1997. (See Agriculture Management Discussion and Analysis for details of events requiring restatement.) The $30,400 increase includes a net cumulative effect adjustment for a pension accounting change of $29,000 (see Note 14 to the consolidated financial statements) and a $1,500 (14%) increase from continuing operations as compared to 1997. The continuing operations margin increase represents a $7,700 pre-tax increase from 1997 offset by a $6,200 increase in tax expense as compared to 1997.

The net business unit restated pre-tax operating results decreased by $7,300 and are discussed below by business segment. Additionally, net corporate expenses increased $1,200 as compared to the prior year. The net corporate expense increase was principally due to a net $2,000 increase in corporate self-insurance costs based on liability claims outstanding and actuarial estimates of reserve development. These declines in restated pre-tax operating results were more than offset by the growth of the net pension asset recognized in the income statement during 1998, which was higher by $16,200 as compared to 1997. Of the pension-related increase, $15,000 was due to the change in accounting noted previously. It is anticipated that, due to a pension plan amendment effective July 1, 1998 (see Note 14 to the consolidated financial statements), the pension income in future years would be at historical levels.

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

Consolidated restated operating costs and expenses of $1,521,200 decreased $121,700 (7%) compared to $1,642,900 in 1997. The decrease is primarily due to the decreased product costs and the reduced variable operational costs associated with the lower sales levels noted above. These decreases were partially offset by additional costs associated with volume growth in the lease portfolio in 1998. Selling, general and administrative expenses were consistent with the prior year.

Other income, net, of $13,400 decreased $5,400 (29%) compared to $18,800 in 1997. The decline was substantially due to receiving less patronage refund from a cooperative supplier in 1998 as compared to 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


CONSOLIDATED RESULTS (CONTINUED)

Income tax expense of $12,100 as restated for 1998 and $5,900 in 1997, respectively, resulted in effective tax rates of 49.8% and 35.7%, respectively. The increase in the effective rate is mainly attributable to the change in adjustments made in the prior years' tax liabilities (see Note 9 to the consolidated financial statements). Tax expense associated with the cumulative effect adjustment totaled $16,500 and is reflective in the net adjustment amount.

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

The Agriculture segment's restated operating margin of $6,700 increased $3,500 as compared to $3,200 in 1997. AAP operating margin decreased $300 (16%) and CPG increased $3,700 (71%) in 1998 compared to 1997.

AAP's restated operating loss of $2,300 in 1998 represents an increased loss of $300 (15%) from an operating loss of $2,000 in 1997. The increased loss as compared to the prior year resulted partly from increased losses of $1,100 in the grain marketing department. Improved operating margins in all other Direct Marketing operations of $8,100 resulted due to lower unfavorable experience with exchange-traded futures ($5,600) in the feed business and improved margins in the seed business ($2,400) as the result of growth in the commercial vegetable seed business. These improved margins were mostly offset by (1) increased losses in Enterprise operations of $4,900 due principally to reduced margins in feed and crop sales and (2) increased net support costs of $3,400. Increased net support costs are due to reduced patronage income ($5,100), largely due to lower CF Industries Inc. earnings, offset by a non-recurring charge ($1,500) incurred in the first quarter last year for the adoption of a new accounting policy regarding the improvement of long-lived assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


AGRICULTURE (CONTINUED)

On June 28, 1999, it was disclosed to Agway's management by personnel within Agriculture's grain marketing department (the department) that records within the department had been falsified to conceal losses from unauthorized activity. An investigation, under guidance from external legal counsel and including internal legal counsel, internal financial staff, external auditors, and private investigators, has been conducted. Reports on the investigation findings have been made directly to the Board of Directors. The investigation has determined that unauthorized speculative positions in commodity instruments were taken within the department in violation of express policies, which resulted in losses to Agway. Through falsification of market values on inventory held and on forward contracts and improper accounting for premiums on options sold, losses were concealed within the department, resulting in misreported earnings by Agway for the fourth quarter of the year ended June 30, 1998, and the first three quarters of fiscal 1999. To reflect these losses and their effect on the Company, this report is an amendment to the previously filed annual report on Form 10-K for the year ended June 30, 1998. To assure adherence to policies on use of commodity instruments, Agway has since reorganized the operating, control, and reporting structures of the department, reassigned management responsibility, and reduced the scope of its business activity.


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

Energy's operating margin of $15,200 in 1998 represents a decrease of $4,300 (22%) from an operating margin of $19,500 in 1997. The lower sales dollars, noted above, partially offset by stronger gross margin rates, reduced overall gross margin dollars on all products by $6,900 as compared to 1997. Operating expenses declined by $1,700 in 1998 as compared to 1997. Total distribution costs were lower in part due to the decline in volume and in part due to initiatives to lower its delivery costs of products and to reorganize how Energy manages the markets it serves.

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

INSURANCE

Total net revenues of $27,300, in 1998 increased $300(1%) compared to $27,000 in 1997. From 1997 to 1998, sales of the Insurance Company's core product offerings increased 3%, while depopulation of mandatory assigned risk automobile pools resulted in a 27% decrease in premiums allocated to the Insurance Company. In Agency, 1998 sales of long-term care and other insurance products continued to increase, while revenue related to medical products continued to decrease. Ongoing healthcare regulatory activity and rising medical costs are expected to depress future medical product sales.

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
                                                                   ============      ===========      ============

Cash Flows From Operations


The increase in cash flow from operating activities in 1998 as compared to 1997 is due in part ($9,900) to a lesser demand for cash to fund working capital and in part ($9,700) due to increased cash from earnings. The biggest contributor to the lower demand was from a decline in receivables during 1998 (cash provided) as compared to increased receivable balances in the prior two years. The increase in cash flow from operations in 1997 reflects a substantially lesser demand for cash to fund working capital increases offset by a somewhat lower amount of cash generated from earnings as compared to 1996.


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                             (Thousands of Dollars)


Cash Flows From Investing(continued)
Cash flow used in investing was partially funded by cash generated from investing activities, principally the sale of businesses and the sale of discontinued operations, which amounted to a total of $0, $21,958 and $42,367 in 1998, 1997 and 1996, respectively.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk (Thousands of Dollars)


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

Commodity Price Exposure

In its normal course of operations, Agway has exposure to market risk from price fluctuations associated with commodity inventories, product gross margins, and anticipated transactions in its Agriculture and Energy businesses. To manage the risk of market price fluctuations, Agway uses commodity derivative instruments,
including   exchange-traded  futures  and  option  contracts  and,  in  limited circumstances, over - the - counter contracts with third parties (commodity instruments). Agway has policies with respect to the use of these commodity instruments that specify what they are to be used for and set limits on the maturity of contracts entered into and the level of exposure to be hedged.

In the Energy segment, exchange-traded commodity instruments and, in certain circumstances, over-the-counter contracts with third parties are used principally for gasoline, distillate, and propane. They are entered into as a hedge against the price risk associated with Energy's inventories or future purchases and sales of the commodities used in its operations. Generally, the price risk extends for a period of one year or less. A sensitivity analysis has been prepared to estimate Energy's exposure to market risk of its exchange-traded and over-the-counter commodity instrument position as of June 30, 1998. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities that the commodity instruments are hedging. As of June 30, 1998, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of Energy's commodity instruments was $500.

In the Agriculture segment's feed business, exchange-traded commodity instruments are used principally to hedge corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products. Since November 1997, all transactions involving derivative financial instruments in the feed business are required to have a direct relationship to the price risk associated with existing inventories or future purchase or sale of its products. A sensitivity analysis has been prepared to estimate Agriculture's feed business exposure to market risk of its exchange-traded instrument position as of June 30, 1998. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities that the commodity instruments are hedging. As of June 30, 1998, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of Agriculture's feed business commodity instruments was not material.

In the Agriculture segment's grain marketing business, exchange-traded commodity instruments are used to hedge inventory and forward purchase and sales contracts for grains, principally corn, soy complex, oats, and wheat, which are purchased and sold by the grain marketing department (the department). The department historically entered into both forward purchase contracts and forward sales contracts (forward contracts) with farmers and others on a variety of grain products. Agway's policy requires that the department enter into generally matched transactions (in both maturity and amount) using offsetting forward contracts or commodity instruments to hedge against price fluctuations in the market price of grains. Agway records the grain marketing program on a mark-to-market basis by adjusting all outstanding forward contracts, commodity instruments, and inventory values to market value.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (THOUSANDS OF DOLLARS)


COMMODITY PRICE EXPOSURE (CONTINUED)

A sensitivity analysis has been prepared to estimate the department's exposure to market risk of its exchange-traded commodity instrument position as of June 30, 1998. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. As noted above, grain marketing historically enters into generally matched transactions to hedge against price fluctuations. However, as previously discussed, during the fourth quarter of 1998 and throughout 1999, unauthorized speculative positions were taken so that the commodity instrument activity of the department was not effectively hedging the underlying commodities and forward contracts. As of June 30, 1998, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of the department's commodity instruments was $700.

Item 8.  Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              Pages
                                                                                                              -----

AGWAY INC. AND CONSOLIDATED SUBSIDIARIES:
      Agway Inc. Report on Financial Statements............................................................      22

      Report of Independent Accountants......................................................................    23

      Consolidated Balance Sheets, June 30, 1998 and 1997....................................................    24

      Consolidated Statements of Operations, fiscal years ended June 30, 1998, 1997 and 1996.................    25

      Consolidated Statements of Changes in Shareholders' Equity, fiscal years ended June 30,
           1998, 1997 and 1996...............................................................................    26

      Consolidated Statements of Cash Flow, fiscal years ended June 30, 1998, 1997 and 1996..................    27

      Notes to Consolidated Financial Statements.............................................................    28


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

As discussed in Management's Discussion and Analysis and in the Notes to the Consolidated Financial Statements, on June 28, 1999, Agway discovered it had incurred losses from unauthorized speculative activities in commodity instruments, which were concealed within Agway's grain marketing department. As a result, the previously reported financial information as of June 1998 and for the quarters ended September 1998, December 1998, and March 1999 did not take into account such losses. We have amended reports filed with the SEC for these periods, and the restated financial information has been included in this report. An investigation, under guidance from external legal counsel and including internal legal counsel, internal financial staff, external auditors, and private investigators, has been conducted. Individuals identified as involved in the unauthorized speculative activity or concealment have been terminated from employment. The responsibilities of the department have been reassigned, the operating, control, and reporting structures have been reorganized, and the scope of its business activity has been reduced. The results of the investigation of the grain marketing activities were reported to the entire Board of Directors.




                                            AGWAY INC.

                                            /s/ DONALD P.CARDARELLI
                                            By DONALD P. CARDARELLI
                                            President and CEO
                                            September 2, 1999





                                            /s/ PETER J. O'NEILL
                                            By PETER J. O'NEILL
                                            Senior Vice President
                                            Finance & Control
                                            September 2, 1999

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


The previously issued 1998 financial statements have been restated to correct for the accounting effect of the irregularities as described in Note 20.




/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP


Syracuse, New York
August 21, 1998, except as to
Note 20, as to which the date
is September 2, 1999

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1998 and 1997
                             (Thousands of Dollars)


                                     ASSETS
                                                                                    Restated
                                                                                      1998                1997
                                                                                  -------------      --------------
Current assets:
     Trade accounts receivable (including notes receivable of
         $49,394 and $44,074, respectively), less allowance for
         doubtful accounts of $7,926 and $7,864, respectively...................  $     203,637      $      209,868
     Leases receivable, less unearned income of $65,048 and $58,225,
         respectively...........................................................        137,493             124,552
     Advances and other receivables.............................................         25,480              29,922
     Inventories................................................................        149,214             150,640
     Prepaid expenses and other assets..........................................         52,774              52,714
                                                                                  -------------      --------------
         Total current assets...................................................        568,598             567,696
Marketable securities...........................................................         36,412              35,586
Other security investments......................................................         51,761              49,668
Properties and equipment, net...................................................        213,795             215,095
Long-term leases receivable, less unearned income of $110,721 and
     $94,178, respectively......................................................        357,777             320,809
Net pension asset...............................................................        176,792             100,052
Other assets....................................................................         12,159              11,355
                                                                                  -------------      --------------
         Total assets...........................................................  $   1,417,294      $    1,300,261
                                                                                  =============      ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                    Restated
                                                                                      1998                1997
                                                                                  -------------       -------------
Current liabilities:
     Notes payable..............................................................  $      65,100       $      59,200
     Current installments of long-term debt.....................................         99,173             114,396
     Subordinated debt, current.................................................         75,589              62,999
     Accounts payable...........................................................        114,548             112,391
     Other current liabilities..................................................        114,311             113,927
                                                                                  -------------       -------------
         Total current liabilities..............................................        468,721             462,913
Long-term debt..................................................................        255,356             215,975
Subordinated debt...............................................................        386,607             375,128
Other liabilities...............................................................        100,381              68,494
                                                                                  -------------       -------------
         Total liabilities......................................................      1,211,065           1,122,510
Commitments and contingencies...................................................
Shareholders' equity:
     Preferred stock, less amount held in Treasury..............................         47,871              57,541
     Common stock ($25 par--300,000 shares authorized; 172,265 and 171,792
         shares issued, less amount held in Treasury)...........................          2,571               2,639
     Retained margin............................................................        155,787             117,571
                                                                                  -------------       -------------
         Total shareholders' equity.............................................        206,229             177,751
              Total liabilities and shareholders' equity........................  $   1,417,294       $   1,300,261
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

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of OPERATIONS
                 fiscal years ended June 30, 1998, 1997 and 1996
                             (Thousands of Dollars)


                                                                 Restated
                                                                   1998               1997                1996
                                                              -------------       ------------       -------------
Net sales and revenues from:
     Product sales (including excise taxes).................  $   1,470,132       $  1,587,751       $   1,589,027
     Leasing operations.....................................         65,476             56,943              48,627
     Insurance operations...................................         27,335             27,020              25,431
                                                              -------------       ------------       -------------
         Total net sales and revenues.......................      1,562,943          1,671,714           1,663,085
                                                              -------------       ------------       -------------
Cost and expenses from:
     Products and plant operations..........................      1,346,276          1,471,885           1,451,574
     Leasing operations.....................................         26,871             23,486              20,305
     Insurance operations...................................         16,653             16,437              21,176
     Selling, general and administrative activities.........        131,413            131,116             136,240
     Restructuring credit...................................              0                  0              (1,943)
                                                              -------------       ------------       -------------
         Total operating costs and expenses.................      1,521,213          1,642,924           1,627,352
                                                              -------------       ------------       -------------
Operating margin............................................         41,730             28,790              35,733
Interest expense, net of interest income of $10,032,
     $9,976 and $10,330, respectively.......................        (30,825)           (30,970)            (33,085)
Other income, net...........................................         13,361             18,763              18,422
                                                              -------------       ------------       -------------
Margin from continuing operations before income taxes.......         24,266             16,583              21,070
Income tax expense..........................................        (12,077)            (5,913)             (9,923)
                                                              -------------       ------------       -------------

Margin from continuing operations...........................         12,189             10,670              11,147

Discontinued operations:
     Loss from operations, including tax benefit of $120....              0                  0                (595)
     Gain on disposal of Hood, net of tax expense of $1,711               0                  0               2,110
                                                              -------------       ------------       -------------
         Margin from discontinued operations................              0                  0               1,515
                                                              -------------       ------------       -------------
Margin before cumulative effect of an accounting change.....         12,189             10,670              12,662
                                                              -------------       ------------       -------------
Cumulative effect of accounting change, net of tax expense
     of $16,500.............................................         28,956                  0                   0
                                                              -------------       ------------       -------------
Net margin..................................................  $      41,145       $     10,670       $      12,662
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


                                                Common Stock
                                             -------------------
                                               (Par Value $25)     Preferred    Paid-In     Retained
                                              Shares     Amount      Stock      Capital      Margin       Total
                                             -------   ---------   ---------   ---------   ---------   ----------
Balance June 30, 1995.....................   109,119   $   2,728   $  65,635   $   1,470   $ 102,934   $  172,767

      Net margin..........................                                                    12,662       12,662
      Dividends declared..................                                                    (4,382)      (4,382)
      Redeemed, net.......................    (1,545)        (39)     (6,316)                              (6,355)
      Adjustment to unrealized losses
       on available-for-sale securities,
       net of tax.........................                                                      (500)        (500)
     Sale of stock of Hood................                                        (1,470)                  (1,470)
                                             -------   ---------   ---------   ---------   ---------   ----------
Balance June 30, 1996.....................   107,574       2,689      59,319           0     110,714      172,722

     Net margin...........................                                                    10,670       10,670
     Dividends declared...................                                                    (4,237)      (4,237)
     Redeemed, net........................    (2,022)        (50)     (1,778)                              (1,828)
     Adjustment to unrealized gains
       on available-for-sale securities,
       net of tax.........................                                                       424          424
                                             -------   ---------   ---------   ---------   ---------   ----------
Balance June 30, 1997.....................   105,552       2,639      57,541           0     117,571      177,751

     Net margin, as restated..............                                                    41,145       41,145
     Dividends declared...................                                                    (3,634)      (3,634)
     Redeemed, net........................    (2,714)        (68)     (9,670)                              (9,738)
     Adjustment to unrealized gains
       on available-for-sale securities,
       net of tax.........................                                                       705          705
                                             -------   ---------   ---------   ---------   ---------   ----------
Balance June 30, 1998.....................   102,838   $   2,571   $  47,871   $       0   $ 155,787   $  206,229
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

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 fiscal years ended June 30, 1998, 1997 and 1996
                             (Thousands of Dollars)

                                                                 Restated
                                                                   1998               1997                1996
                                                              -------------       ------------       -------------
Cash flows from operating activities:
   Net margin ..............................................  $      41,145       $     10,670       $      12,662
   Adjustments to reconcile margins to net cash:
       Depreciation and amortization........................         28,797             29,831              33,422
       Restructuring credit.................................              0                  0              (1,943)
       Receivables and other asset provisions...............         11,390             10,341              10,993
       Net pension income...................................        (31,909)           (14,871)            (11,338)
       Cumulative effect of accounting change, net of tax...        (28,956)                 0                   0
       Patronage refund received in stock...................         (2,494)            (4,984)             (3,264)
       Deferred income tax expense..........................         25,768              4,795              11,474
       (Gain) loss on disposition of:
           Businesses.......................................              0               (360)             (3,799)
           Other security investments.......................              0                  0              (1,348)
           Properties and equipment.........................         (1,210)            (2,613)                891
       Changes in assets and liabilities,  net of effects of
           businesses acquired or sold:
           Receivables......................................          7,962               (210)            (14,982)
           Inventory........................................          2,042              6,048             (12,527)
           Payables.........................................            814             (3,278)            (21,802)
           Other............................................         (9,493)           (11,135)             10,910
                                                              -------------       ------------       -------------
Net cash flows from operating activities....................         43,856             24,234               9,349

Cash flows from investing activities:
   Purchases of properties and equipment....................        (30,952)           (25,745)            (26,025)
   Cash paid for acquisitions...............................         (2,969)            (2,178)               (688)
   Disposition of properties and equipment..................          8,770             11,429               4,012
   Purchases of marketable securities available for sale....        (12,529)           (25,084)            (10,973)
   Sale of marketable securities available for sale.........         12,407             24,037              11,110
   Leases originated........................................       (227,270)          (231,006)           (177,502)
   Leases repaid............................................        169,827            151,851             129,032
   Purchases of investments in related cooperatives.........         (2,601)            (4,657)             (4,401)
   Proceeds from sale of investments in related cooperatives          2,986              2,381               4,586
   Proceeds from disposal of businesses.....................              0             21,958              26,467
   Proceeds from sale of discontinued operations............              0                  0              15,900
                                                              -------------       ------------       -------------
Net cash flows used in investing activities.................        (82,331)           (77,014)            (28,482)

Cash flows from financing activities:
   Net change in short-term borrowing.......................          5,510             (3,000)             (8,100)
   Proceeds from long-term debt.............................        133,837            132,771              67,513
   Repayment of long-term debt..............................       (110,644)           (91,394)            (42,896)
   Proceeds from sale of subordinated debentures............        118,371             63,086              81,565
   Redemption of subordinated debt..........................        (94,302)           (39,887)            (65,701)
   Payments on capitalized leases...........................           (617)            (2,671)             (2,311)
   Proceeds from sale of stock..............................             18              2,291                  13
   Redemption of stock......................................         (9,755)            (4,119)             (6,368)
   Cash dividends paid......................................         (3,943)            (4,297)             (4,582)
                                                              -------------       ------------       -------------
Net cash flows from financing activities....................         38,475             52,780              19,133
                                                              -------------       ------------       -------------
Net increase (decrease) in cash and equivalents.............              0                  0                   0
Cash and equivalents at beginning of year...................              0                  0                   0
                                                              -------------       ------------       -------------
Cash and equivalents at end of year.........................  $           0       $          0       $           0
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


Other Assets
Other assets include approximately $9,100 and $7,300 at June 30, 1998 and 1997, respectively, of costs in excess of the fair value of net tangible assets acquired in purchase transactions (goodwill) as well as acquired non-compete agreements, customer lists, and trademarks. Goodwill and other intangible assets are amortized on a straight-line basis ($2,300 over 1 to 10 years, $3,500 over 15-20 years, and $3,300 over 40 years). Amortization included in continuing operations totaled approximately $1,400, $1,100 and $1,600 for fiscal years ending June 30, 1998, 1997 and 1996, respectively. Other assets are reviewed for impairment as described under Impairment of Long-Lived Assets below.

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

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Thousands of Dollars)


9.  Income Taxes

The provision (benefit) for income taxes as of June 30 consists of the following:

                                                                Restated
                                                                   1998               1997                1996
                                                              ------------        ------------       -------------
Continuing operations:
     Current:
         Federal............................................  $     (1,131)       $     (2,226)      $      (3,736)
         State..............................................         3,940               3,344               2,253
     Deferred...............................................         9,268               5,676              11,372
     (Decrease) increase in valuation allowance.............             0                (881)                 34
                                                              ------------        ------------       -------------
                                                              $     12,077        $      5,913       $       9,923
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

The Company's effective income tax rate on margin (loss) from continuing operations before income taxes differs from the federal statutory regular tax rate as of June 30 as follows:

                                                                 Restated
                                                                   1998               1997                1996
                                                              ------------        ------------       -------------
Statutory federal income tax rate...........................         35.0%               35.0%               35.0%

Tax effects of:
     State income taxes, net of federal benefit (1).........         14.1                14.0                 7.4
     Items for which no federal tax effect was recognized...          2.6                 2.2                 3.0
     Adjustment to prior years' tax liabilities.............         (2.2)              (10.8)                2.7
     Other items............................................           .3                (4.7)               (1.0)
                                                              ------------        ------------       -------------
         Effective income tax rate..........................         49.8%               35.7%               47.1%
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

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Thousands of Dollars)


9.  Income Taxes (continued)

The components of the deferred tax assets and liabilities as of June 30 were as follows:

                                                                                    Restated
                                                                                      1998                1997
                                                                                  ------------       -------------
Deferred tax assets:
     Other liabilities and reserves.............................................  $     14,849       $      13,246
     Medical reserves...........................................................         9,477               7,682
     NOL carryforward...........................................................         8,771               3,673
     Self-insurance reserves....................................................         7,190               6,280
     Alternative minimum tax credit carryforward................................         6,960               7,135
     Deferred compensation......................................................         4,647               4,350
     Inventory..................................................................         4,250               4,391
     Environmental..............................................................         3,066               3,070
     Leases receivable..........................................................         3,043               7,752
     Accounts receivable........................................................         3,025               2,673
     ITC carryforward...........................................................         2,072               1,959
                                                                                  ------------       -------------
         Total net deferred tax asset...........................................        67,350              62,211
                                                                                  ------------       -------------
Deferred tax liabilities:
     Pension assets.............................................................        63,551              34,018
     Excess of tax over book depreciation.......................................        16,233              14,715
     Prepaid medical............................................................         6,522               6,675
     Other assets ..............................................................         2,278               2,269
                                                                                  ------------       -------------
         Total deferred tax liability...........................................        88,584              57,677
                                                                                  ------------       -------------
              Net deferred tax (liability) asset................................  $    (21,234)      $       4,534
                                                                                  ============       =============



The Company's net deferred tax (liability) asset at June 30, 1998 and 1997, of $(21,234) as restated and $4,534, respectively, consists of a net current asset of $23,693 and $20,714 included in prepaid expenses and a net long-term liability of $44,927 as restated and $16,180 included in other liabilities as of June 30, 1998 and 1997, respectively. Based on the Company's history of taxable earnings and its expectations for the future, management has determined that operating income will likely be sufficient to recognize all of its deferred tax asset.


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

Pro forma amounts (unaudited), assuming the new accounting principle was applied during all periods presented, follow with a comparison to actual results:

                                                                                  Year ended June 30
                                                              ----------------------------------------------------
                                                                 Restated
                                                                   1998               1997                1996
                                                              -------------       ------------       -------------
Margin from continuing operations:
      As reported...........................................  $      12,189       $     10,670       $      11,147
      Pro forma.............................................  $      12,189       $     18,410       $      15,625

Net margin:
      As reported...........................................  $      41,145       $     10,670       $      12,662
      Pro forma.............................................  $      12,189       $     18,410       $      17,140


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

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Thousands of Dollars)


15.  Financial Information Concerning Segment Reporting (continued)

Year ended June 30, 1998      Agriculture     Retail       Energy      Leasing    Insurance     Other(a)    Consolidated
------------------------      -----------   ----------   ---------   ----------   ---------   ----------    ------------
Net sales and revenues to
 unaffiliated customers..     $   740,559   $  224,896   $ 504,702   $   65,445   $  27,335   $        6    $  1,562,943
Intersegment sales and
   revenues..............          29,152       26,678         398           31           0      (56,259)              0
                              -----------   ----------   ---------   ----------   ---------   -----------   ------------
   Total sales and revenues   $   769,711   $  251,574   $ 505,100   $   65,476   $  27,335   $  (56,253)   $  1,562,943
                              ===========   ==========   =========   ==========   =========   ===========   ============
Operating margin (loss)
   plus other income, net,
   as restated...........     $     6,675   $   (2,745)  $  15,151   $   15,412   $    (263)  $   20,861    $     55,091
Interest expense, net of
   interest income.......                                                                                        (30,825)
                                                                                                            ------------
      Margin from continuing
       operations before
        income taxes, as
         restated                                                                                           $     24,266
                                                                                                            ============
Identifiable assets,
  as restated............     $   363,961   $   98,741   $ 141,894   $  516,735   $  55,939   $  240,024    $  1,417,294
Depreciation and
  amortization                     13,408        4,974       8,668          607          78        1,062          28,797
Capital expenditures.....          14,101        6,972       5,631          471         297        3,480          30,952

Year ended June 30, 1997      Agriculture     Retail       Energy      Leasing    Insurance     Other(a)    Consolidated
------------------------      -----------   ----------   ---------   ----------   ---------   ----------    ------------
Net sales and revenues to
   unaffiliated customers     $   740,904   $  240,050   $ 606,800   $   56,908   $  27,020   $       32    $  1,671,714
Intersegment sales and
   revenues..............          30,415       27,562         305           35           0      (58,317)              0
                              -----------   ----------   ---------   ----------   ---------   ----------    ------------
   Total sales and revenues   $   771,319   $  267,612   $ 607,105   $   56,943   $  27,020   $  (58,285)   $  1,671,714
                              ===========   ==========   =========   ==========   =========   ==========    ============
Operating margin plus
   other income, net.....     $     3,219   $    5,207   $  19,537   $   13,003   $     694   $    5,893    $     47,553
Interest expense, net of
   interest income.......                                                                                        (30,970)
                                                                                                            ------------
      Margin from continuing
        operations before
        income taxes                                                                                        $     16,583
                                                                                                            ============
Identifiable assets......     $   341,666   $  105,409   $ 166,132   $  470,699   $  53,845   $  162,510    $  1,300,261
Depreciation and
   amortization                     6,660       11,659       9,591          529          55        1,337          29,831
Capital expenditures.....           7,429       12,792       4,632          540           0          352          25,745

Year ended June 30, 1996      Agriculture     Retail       Energy      Leasing    Insurance     Other(a)    Consolidated
------------------------      -----------   ----------   ---------   ----------   ---------   ----------    ------------
Net sales and revenues to
   unaffiliated customers     $   787,815   $  253,299   $ 545,704   $   48,577   $  25,431   $    2,259    $  1,663,085
Intersegment sales and
   revenues..............          82,295       31,593         323           50           0     (114,261)              0
                              -----------   ----------   ---------   ----------   ---------   ----------    ------------
   Total sales and revenues   $   870,110   $  284,892   $ 546,027   $   48,627   $  25,431   $ (112,002)   $  1,663,085
                              ===========   ==========   =========   ==========   =========   ==========    ============
Operating margin (loss) plus
   other income, net.....     $    23,427   $    4,868   $  16,119   $   11,589   $  (5,310)  $    3,462    $     54,155
Interest expense, net of
   interest income.......                                                                                        (33,085)
                                                                                                            ------------
     Margin from continuing
      operations before
      income taxes                                                                                          $     21,070
                                                                                                            ============
Identifiable assets......     $   361,342   $  105,220   $ 170,063   $  394,470   $  53,971   $  160,825    $  1,245,891
Depreciation and
  amortization                     10,917        9,872      10,545          450         125        1,513          33,422
Capital expenditures.....           8,624       10,796       4,332          939          13        1,321          26,025

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

Commodity Instruments


The Company determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The fair value of Agway's over-the-counter contracts is determined based on quotes from brokers. The margin accounts for open commodity futures and option contracts, which reflect daily settlements as market values change, are recorded in advances and other receivables. The margin account represents Agway's basis in those contracts. As of June 30, 1998 and 1997, the carrying and fair value of Agway's investment in commodities futures and option contracts was $2,200 and $3,200, respectively.


In the Energy segment, exchange-traded commodity instruments and, in certain circumstances, over-the-counter contracts with third parties are used principally for gasoline, distillate, and propane. They are entered into as a hedge against the price risk associated with Energy's inventories or future purchases and sales of the commodities used in its operations. Generally, the price risk extends for a period of one year or less.

                    AGWAY INC. and CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Thousands of Dollars)


18.  Financial and Commodity Instruments (continued)

Commodity Instruments (continued)


In the Agriculture segment's feed business, exchange-traded commodity instruments are used principally to hedge corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products. Since November 1997, all transactions involving derivative financial instruments are required to have a direct relationship to the price risk associated with existing inventories or future purchase or sale of its products.

In the Agriculture segment's grain marketing business, exchange-traded commodity instruments are used to hedge inventory and forward purchase and sales contracts for grains, principally corn, soy complex, oats, and wheat, which are purchased and sold by the grain marketing department (the department). The department historically entered into both forward purchase contracts and forward sales contracts (forward contracts) with farmers and others on a variety of grain products. Agway's policy requires that the department enter into generally matched transactions (in both maturity and amount) using offsetting forward contracts (commodity instruments) to hedge against price fluctuations in the market price of grains. Agway records the grain marketing program on a mark-to-market basis by adjusting all outstanding forward contracts, commodity instruments, and inventory values to market value.

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

20.   SUBSEQUENT EVENT

On July 8, 1999, Agway announced that it had become aware of accounting irregularities in its grain marketing department (the department). An investigation, under guidance from external legal counsel and including internal legal counsel, internal financial staff, external auditors, and private investigators, was initiated. Reports on the investigation findings have been made directly to the Board of Directors.

The investigation has determined that unauthorized speculative positions in commodity instruments were taken within the department in violation of express policies, which resulted in losses to Agway. Through improper accounting for premiums on options sold, losses were concealed within the department, resulting in misreported earnings by Agway for the fourth quarter of the year ended June 30, 1998. Agway has amended its previously filed annual report on Form 10-K for the year ended June 30, 1998, with the SEC. For the year ended June 30, 1998, the net earnings of $41,754, as previously reported, have been reduced by $609 to $41,145 to reflect this restatement.

The total restated pre-tax loss from department activities is $1,100 for the year ended June 30, 1998. This compares to a pre-tax loss of $300 in 1997.

Agway has restructured its grain marketing activities, substantially reducing their scope, and requiring that its net position at any point in time to be effectively hedged.

The net effect of these irregularities on 1999 is discussed in the amended periodic reports on Form 10-Q for that year.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
                                                                                                             Page
     (a) Index to Document List                                                                            Location
                                                                                                           --------
         (1)  Financial Statements
              Among  the  responses  to this  Item  14(a)(1)  are the  following financial statements, which are included in Item 8 on page 20:

              (i)   Report of Independent Accountants..........................................................  23

              (ii)  Consolidated Balance Sheets, June 30, 1998 and 1997........................................  24

              (iii) Consolidated  Statements of Operations,  fiscal years ended
                    June 30, 1998, 1997 and 1996...............................................................  25

              (iv)  Consolidated Statements of Changes in Shareholders' Equity, fiscal years ended
                    June 30, 1998, 1997 and 1996...............................................................  26

              (v)   Consolidated Statements of Cash Flow, fiscal years ended June 30, 1998, 1997 and 1996......  27

              (vi)  Notes to Consolidated Financial Statements.................................................  28

         (2)  Financial Statement Schedules

              (i)   Report of Independent Accountants..........................................................  55

              (ii)  The following schedules are presented:

                    Schedule I       -     Condensed Financial Information of Registrant, each of the three years in the period ended June 30, 1998.......................  56

                    Schedule II      -     Valuation and Qualifying Accounts, fiscal years ended
                                           June 30, 1998, 1997 and 1996........................................  60



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


The previously issued 1998 Schedule I - Condensed Financial Information of Registrant has been restated to correct for the accounting effect of the irregularities as described in Note 20 of the Agway Inc. and Consolidated Subsidiaries Notes to the Consolidated Financial Statements.





/s/ PRICEWATERHOUSE LLP
PricewaterhouseCoopers LLP


Syracuse, New York
August 21, 1998, except to
Note 1, as to which the date
is September 2, 1999

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
                             (Thousands of Dollars)

                                     ASSETS

                                                                                    Restated
                                                                                      1998                1997
                                                                                  ------------       -------------
Current assets:
     Cash.......................................................................  $      4,716       $           0
     Trade accounts receivable (including notes receivable of $38,630 and
         $34,251, respectively), less allowance for doubtful
         accounts of $4,432 and $4,156, respectively............................        87,371              92,262
     Inventories................................................................        47,260              50,072
     Other current assets.......................................................        57,541              53,231
                                                                                  ------------       -------------
         Total current assets...................................................       196,888             195,565

Investments in subsidiaries.....................................................       191,063             203,812

Properties and equipment, net...................................................        51,604              48,794

Net pension asset...............................................................       176,792             100,052

Other assets  ..................................................................         2,605               1,990
                                                                                  ------------      --------------
         Total assets...........................................................  $    618,952      $      550,213
                                                                                  ============      ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................................................  $     25,559      $       25,006
     Operating advances payable to subsidiaries, net............................       197,052             185,464
     Other current liabilities..................................................       121,229             119,970
                                                                                  ------------      --------------
         Total current liabilities..............................................       343,840             330,440

Other liabilities...............................................................        68,883              42,022

Shareholders' equity............................................................       206,229             177,751
                                                                                  ------------      --------------
         Total liabilities and shareholders' equity.............................  $    618,952      $      550,213
                                                                                  ============      ==============


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
                             (Thousands of Dollars)



                                                                 Restated
                                                                   1998               1997                1996
                                                               ------------       -----------        ------------
Net sales and revenues from:
     Product sales..........................................   $    498,363       $   506,886        $    594,188
     Other services.........................................         15,302            12,808               8,475
                                                               ------------       -----------        ------------
         Total net sales and revenues.......................        513,665           519,694             602,663
Cost and expenses from:
     Products and plant operations..........................        471,563           487,534             552,304
     Selling, general and administrative activities.........         48,938            49,611              49,512
     Restructuring credit...................................              0                 0              (1,301)
                                                               ------------       -----------        ------------
         Total operating costs and expenses.................        520,501           537,145             600,515
                                                               ------------       -----------        ------------
Operating income (loss).....................................         (6,836)          (17,451)              2,148
Interest expense, net.......................................           (723)             (876)               (786)
Other income, net...........................................         26,441            21,862              22,744
                                                               ------------       -----------        ------------
Margin from continuing operations before income taxes
     and equity in earnings of subsidiaries ................         18,882             3,535              24,106
Income tax benefit (expense)................................          6,891             7,904              (2,185)
                                                               ------------       -----------        ------------
Income (loss) before equity in earnings of subsidiaries.....         25,773            11,439              21,921
Equity in (loss) earnings of unconsolidated subsidiaries....        (13,584)             (769)            (10,774)
                                                               ------------       -----------        ------------
Margin from continuing operations...........................         12,189            10,670              11,147
Discontinued operations:
     Loss from operations, including tax benefit of $120....              0                 0                (595)
     Gain on disposal of Hood, net of tax expense of $1,711               0                 0               2,110
                                                               ------------       -----------        ------------
         Margin from discontinued operations................              0                 0               1,515

Margin before cumulative effect of an accounting change ....         12,189            10,670              12,662
Cumulative effect of accounting change, net of tax
     expense of $16,500.....................................         28,956                 0                   0
                                                               ------------       -----------        ------------
Net margin..................................................         41,145            10,670              12,662
Retained margin - beginning of year.........................        117,571           110,714             102,934
Dividends...................................................         (3,634)           (4,237)             (4,382)
Equity in net unrealized losses of marketable securities....            705               424                (500)
                                                               ------------       -----------        ------------
Retained margin - end of year...............................   $    155,787       $   117,571        $    110,714
                                                               ============       ===========        ============


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



1. Basis of Presentation


In the preceding condensed financial statements, which represent the parent company only, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. These financial statements should be read in conjunction with the Company's consolidated financial statements.


The 1998 results have been restated to correct for the accounting effect of the irregularities as described in Note 20 of the Notes to the Agway Inc. Consolidated Financial Statements.



2. Reclassifications

Certain reclassifications have been made to conform prior year financial statements with the current year presentation.


3. Inventories

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

4. Debt


Debt capital for Agway is supplied by its wholly owned subsidiary, AFC, which secures financing through bank borrowings and issuance of corporate debt instruments. The payment of principal and interest on this debt is unconditionally guaranteed by Agway. This guarantee is full and unconditional, and joint and several. The total debt of AFC guaranteed by Agway is disclosed in
Note 11.


5. Related Party Transactions

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

Item 14(a)(2).  Financial Statement Schedules

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of Dollars)

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


                   Col. A                              Col. B              Col. C               Col. D       Col. E
----------------------------------------------------------------------------------------------------------------------


                                                                           Additions
                                                                   ------------------------
                                                       Balance     Charged to    Charged to                  Balance
                                                    at Beginning    Costs and      Other                     at End
                 Description                          of Period     Expenses      Accounts     Deductions   of Period
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 30, 1998
----------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from
assets to which they apply:
     Allowance for doubtful notes and accounts
         receivable (current)....................    $   7,864    $   1,820     $      0     $1,758(a)      $   7,926
     Allowance for doubtful leases receivable....    $  24,014    $   9,570     $      0     $6,513(a)      $  27,071
     Inventory reserve...........................    $   2,362    $     100     $      0     $1,871(b)      $     591
     Surplus property reserve....................    $     856    $       0     $      0     $   67(c)      $     789
     Income tax valuation allowance..............    $       0    $       0     $      0     $    0         $       0
---------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 30, 1997
---------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from
assets to which they apply:
     Allowance for doubtful notes and accounts
         receivable (current)....................    $  10,062    $     623     $      0   $ 2,821(a)       $   7,864
     Allowance for doubtful leases receivable....    $  19,776    $   9,718     $      0   $ 5,480(a)       $  24,014
     Inventory reserve...........................    $   2,547    $     385     $      0   $   570(b)       $   2,362
     Surplus property reserve....................    $   1,428    $      66     $      0   $   638(c)       $     856
     Income tax valuation allowance..............    $     881    $       0     $      0   $  (881)         $       0
---------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 30, 1996
---------------------------------------------------------------------------------------------------------------------


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


                                                       AGWAY INC.
                                         --------------------------------------
                                                     (Registrant)







Date  September 10, 1999                     /s/ DONALD P. CARDARELLI
                                         --------------------------------------
                                               Donald P. Cardarelli
                                                 President and
                                             Chief Executive Officer
                                           (Principal Executive Officer)






Date  September 10, 1999                     /s/  PETER J. O'NEILL
                                       ----------------------------------------
                                               Peter J. O'Neill
                                            Senior Vice President,
                                              Finance & Control,
                                        (Principal Financial Officer and
                                          Chief Accounting Officer)