Form 10-Q/A
period 1998-09-30
AGWAY INC
filed 1999-09-16
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q/A



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
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




       Class                              Outstanding at September 10, 1999
------------------------                  ---------------------------------
Membership Common Stock,                          99,728 shares
$25 par value per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                                                            PAGE NO.
                                                                                                            --------
PART I.    FINANCIAL INFORMATION
-------    ---------------------

           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 1998 and June 30, 1998....................   3

           Condensed Consolidated Statements of Operations and Retained Earnings for the three months
           ended September 30, 1998 and September 30, 1997.....................................................   4

           Consolidated Statements of Comprehensive Income for the three months ended
           September 30, 1998 and September 30, 1997...........................................................   5

           Condensed Consolidated Cash Flow Statements for the three months ended September 30, 1998
           and September 30, 1997..............................................................................   6

           Notes to Condensed Consolidated Financial Statements................................................   7

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......  14

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................  19


PART II.   OTHER INFORMATION
--------   -----------------

           Item 1.  Legal Proceedings..........................................................................  21

           Item 6.  Exhibits and Reports on Form 8-K...........................................................  22


           SIGNATURES..........................................................................................  23




                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Thousands of Dollars)


                                                                                    Restated
                                                                                  September 30,          June 30,
                                                                                      1998                 1998
                                                                                  -------------      --------------
ASSETS
------
Current Assets:
     Trade accounts  receivable  (including  notes  receivable  of  $45,725  and
         $49,394, respectively), less allowance for doubtful accounts of
         $7,782 and $7,926, respectively........................................  $     169,819      $      203,637
     Leases receivable, less unearned income of $61,350 and
         $65,048, respectively..................................................        153,066             137,493
     Advances and other receivables.............................................         26,449              25,480
     Inventories:
         Raw materials..........................................................          2,623               7,576
         Finished goods.........................................................        128,352             139,861
         Goods in transit and supplies..........................................          3,319               1,777
                                                                                  -------------      --------------
              Total inventories.................................................        134,294             149,214
     Prepaid expenses and other assets..........................................         52,451              52,774
                                                                                  -------------      --------------
         Total current assets...................................................        536,079             568,598

Marketable securities available for sale........................................         36,751              36,412
Other security investments......................................................         51,189              51,761
Properties and equipment, net...................................................        214,683             213,795
Long-term leases receivable, less unearned income of $116,714 and
     $110,721, respectively.....................................................        356,350             357,777
Net pension asset...............................................................        181,692             176,792
Other assets  ..................................................................         19,457              12,159
                                                                                  -------------      --------------
              Total assets......................................................  $   1,396,201      $    1,417,294
                                                                                  =============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable..............................................................  $     51,000       $      65,100
     Current installments of long-term debt.....................................        95,284              99,173
     Current installments of subordinated debt..................................        76,507              75,589
     Accounts payable...........................................................       123,288             114,548
     Other current liabilities..................................................       105,787             114,311
                                                                                  ------------       -------------
         Total current liabilities..............................................       451,866             468,721

Long-term debt..................................................................       246,209             255,356
Subordinated debt...............................................................       395,404             386,607
Other liabilities...............................................................       103,130             100,381
                                                                                  ------------       -------------
         Total liabilities......................................................     1,196,609           1,211,065
Commitments and contingencies...................................................
Shareholders' equity:
     Preferred stock, net.......................................................        46,941              47,871
     Common stock, net..........................................................         2,548               2,571
     Accumulated other comprehensive income.....................................         1,291                 705
     Retained earnings..........................................................       148,812             155,082
                                                                                   ------------       -------------
         Total shareholders' equity.............................................       199,592             206,229
                                                                                  ------------       -------------
              Total liabilities and shareholders' equity........................  $  1,396,201       $   1,417,294
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                    ------------------------------
                                                                                        1998              1997
                                                                                    ------------     -------------
                                                                                      Restated
Net sales and revenues from:
     Product sales (including excise taxes).....................................    $    278,960     $     314,409
     Leasing operations.........................................................          16,913            15,762
     Insurance operations.......................................................           6,966             6,858
                                                                                    ------------     -------------
         Total net sales and revenues...........................................         302,839           337,029

Cost and expenses from:
     Products and plant operations..............................................         271,047           299,167
     Leasing operations.........................................................           7,366             7,049
     Insurance operations.......................................................           4,633             4,200
     Selling, general and administrative activities.............................          35,074            31,565
                                                                                    ------------     -------------
         Total operating costs and expenses.....................................         318,120           341,981

Operating earnings (loss).......................................................         (15,281)           (4,952)
Interest expense, net...........................................................          (7,523)           (6,874)
Other income, net...............................................................          13,254             2,124
                                                                                    ------------     -------------
Loss from operations before income taxes........................................          (9,550)           (9,702)
Income tax benefit .............................................................           3,280             2,078
                                                                                    ------------     -------------
Loss from operations before cumulative effect of an accounting change...........          (6,270)           (7,624)

Cumulative effect on prior years (to June 30, 1997) of an accounting
     change, net of tax expense of $16,500......................................               0            28,956
                                                                                    ------------     -------------
Net earnings (loss).............................................................          (6,270)           21,332

Retained earnings balance, beginning of period..................................         155,082           117,571
                                                                                    ------------     -------------
Retained earnings, end of period................................................    $    148,812     $     138,903
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                                                         Three Months Ended
                                                                                             September 30,
                                                                                    ------------------------------
                                                                                      Restated
                                                                                        1998              1997
                                                                                    -------------    -------------
Net earnings (loss)...............................................................  $      (6,270)   $      21,332

Other comprehensive income, net of tax:
     Unrealized gains (losses) on available-for-sale securities:
         Unrealized holding gains (losses) arising during period..................            540              447
         Less:  Reclassification adjustment for gains (losses) included
                 in net income....................................................            (46)             (22)
                                                                                    -------------    -------------

Other comprehensive income........................................................            586              469

Comprehensive (loss) income.......................................................  $      (5,684)   $      21,801
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


     Accounting for Derivative Instruments and Hedging Activities
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives would be dependent on the use of the derivative and the type of risk being hedged. The statement is effective for all quarters of fiscal years beginning after June 15, 2000. At the present time, the Company has not fully analyzed the effect or timing of the adoption of SFAS No. 133 on the Company's consolidated financial statements.


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


     Restatement
     On July 8, 1999, Agway announced that it had become aware of accounting irregularities in its grain marketing department. As more fully discussed in Footnote 5, upon investigation, Agway has determined that the financial statements as previously filed for the quarter ended September 30, 1998 required restatement.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


5.   RESTATEMENT
     -----------
     On July 8, 1999, Agway announced that it had become aware of accounting irregularities in its grain marketing department. An investigation, under guidance from external legal counsel and including internal legal counsel, internal financial staff, external auditors, and private investigators, was initiated. Reports on the investigation findings have been made directly to the Board of Directors.

     The investigation has determined that unauthorized speculative positions in commodity instruments were taken within the department in violation of express policies, which resulted in losses to Agway. Through falsification of market values on inventory held and on forward contracts and improper accounting for premiums on options sold, losses were concealed within the department, resulting in misreported earnings by Agway for the fourth quarter of the year ended June 30, 1998, and the first three quarters of
     1999.  In  an  effort  to  recover  these  losses,  additional  speculative positions in commodity instruments were taken within the department throughout 1999. In addition, while the unauthorized activity was occurring, the department did not hedge its inventory and forward contracts, in violation of express policies, which led to further losses from the department's operations. To reflect these losses and their effect on the Company, Agway has amended its previously filed annual report on Form 10-K for the year ended June 30, 1998, and its 1999 quarterly reports on Form 10-Q with the SEC. For the year ended June 30, 1998, the net earnings of $41,754, as previously reported, have been reduced by $609 to $41,145 to reflect this restatement. The after-tax effects of the activities described above on each of the first three quarters of 1999 are as follows:

                                                                         Consolidated Net Earnings (Loss)
                                                              -----------------------------------------------------
                                                                    As            As Previously           Net
     Period                                                      Restated           Reported           Adjustment
     ------                                                   -------------       -------------      --------------

     Three months ended September 1998......................  $      (6,270)      $     (2,570)      $      (3,700)
     Three months ended December 1998.......................         (6,877)            (7,336)                459
     Six-month period ended December 1998...................        (13,147)            (9,906)             (3,241)
     Three months ended March 1999..........................          2,769              3,255                (486)
     Nine-month period ended March 1999.....................        (10,378)            (6,651)             (3,727)

     The total pre-tax loss from department activities is $8,600 for the year ended June 30, 1999. This compares to a pre-tax loss as restated of $1,100 in 1998 and a $300 pre-tax loss in 1997. The 1999 loss includes $5,500 from unauthorized speculation in commodity instruments and $3,100 from operations, due in part to not hedging positions in inventory and forward contracts.

     The results of operations, as restated, violated certain of Agway's covenants in its loan agreements, including an interest coverage covenant as of December 1998, March 1999, and June 1999 and a tangible net worth covenant as of November and December 1998. Agway disclosed the above-referenced losses and restatements, and causes thereof, to its lenders and has obtained waivers for these violations, and the covenants in the loan agreements have been amended through the remaining term of the agreements.

     Subsequent to year-end, open unauthorized speculative commodity instruments were closed. In addition, inventory and open forward contracts have been hedged. During the period it took to restructure and hedge the open positions of the department, further market losses of approximately $1,300 were incurred, which will be reflected in Agway's Form 10-Q for the first quarter of fiscal 2000. Agway has restructured its grain marketing activities, substantially reducing their scope, and requiring that its net position at any point in time to be effectively hedged.

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

                                                                               Results by Operating Segment
                                                                       ---------------------------------------------
                                                                                      Three Months Ended
                                                                       ---------------------------------------------
                                                                         Restated                        $ Increase
                                                                          9/30/98         9/30/97        (Decrease)
                                                                       -------------   -------------   -------------
Net Sales and Revenues
----------------------
Agriculture..........................................................  $     146,275   $     159,588   $    (13,313)
Retail...............................................................         58,149          61,515         (3,366)
Energy...............................................................         85,850         103,538        (17,688)
Leasing..............................................................         16,913          15,762          1,151
Insurance............................................................          6,966           6,858            108
Other (a)............................................................        (11,314)        (10,232)        (1,082)
                                                                       -------------   -------------   ------------
                                                                       $     302,839   $     337,029   $    (34,190)
                                                                       =============   =============   ============

Earnings (Loss) from Operations before Income Taxes
---------------------------------------------------
Agriculture..........................................................  $      (1,180)  $     (5,599)   $      4,419
Retail...............................................................         (2,369)            70          (2,439)
Energy...............................................................         (3,966)        (4,829)            863
Leasing..............................................................          3,421          3,158             263
Insurance............................................................              9              6               3
Other (a)............................................................          2,058          4,366          (2,308)
                                                                       -------------   ------------    ------------
Operating earnings (loss), plus other income, net....................         (2,027)        (2,828)            801
Interest (expense), net of interest income...........................         (7,523)        (6,874)           (649)
                                                                       -------------   ------------    ------------
                                                                       $      (9,550)  $     (9,702)   $        152
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


Restated net loss from operations before taxes of $9,600 for the three months ended September 30, 1998, decreased $200 (2%) as compared to the same period in the prior year. The decreased loss can be attributed to a gain on sale of business in the Agriculture segment and improved operating results in Energy and Leasing offset by unauthorized activities in Agriculture's grain marketing business, as described further in Footnote 5, declines in Retail operating results and lower pension credits in the first quarter of 1999 as compared to the same period in the prior year.


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


The Agriculture restated operating loss of $1,200 for the three months ended September 30, 1998, improved $4,400 (80%) as compared to a loss of $5,600 in the same period in the prior year.

AAP's restated operating loss of $13,400 for the three months ended September 30, 1998, was higher by $6,000 (82%) as compared to the same period in the prior year. AAP gross margins declined $4,700 during the three months ended September 30, 1998, as compared to the same period in the prior year, due to losses of $5,800 in the AAP's grain marketing business principally from the effects of unauthorized speculative activities, as described further in Footnote 5. Additionally, losses were experienced from increased variable costs associated with the increased feed volume.

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
                                                                                      =============   =============


Cash Flows Provided By Operating Activities
For the three months ended September 30, 1998, changes in working capital generated cash of $40,100 compared to requiring cash of $2,700 for the same period in the prior year. The biggest contributors to this were from a larger decline in receivables and inventories during this year (cash provided) as compared to last year, and increased payables during the first quarter of this year as compared to a decrease in the first quarter of the prior year.


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

OTHER MATTERS
-------------
Year 2000
See Footnote 4 to the condensed consolidated financial statements.


ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
------------------------------------------------------------
See Footnote 1 to the condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                 (Unaudited)
                             (Thousands of Dollars)




COMMODITY PRICE EXPOSURE
------------------------
In its normal course of operations, Agway has exposure to market risk from price fluctuations associated with commodity inventories, product gross margins, and anticipated transactions in its Agriculture and Energy businesses. To manage the risk of market price fluctuations, Agway uses commodity derivative instruments, including exchange-traded futures and option contracts and, in limited circumstances, over - the - counter contracts with third parties (commodity instruments). Agway has policies with respect to the use of these commodity instruments that specify what they are to be used for and set limits on the maturity of contracts entered into and the level of exposure to be hedged.

In the Energy segment, exchange-traded commodity instruments and, in certain circumstances, over-the-counter contracts with third parties are used principally for gasoline, distillate, and propane. They are entered into as a hedge against the price risk associated with Energy's inventories or future purchases and sales of the commodities used in its operations. Generally, the price risk extends for a period of one year or less. A sensitivity analysis has been prepared to estimate Energy's exposure to market risk of its exchange-traded and over-the-counter commodity instrument position as of September 30, and June 30, 1998. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities that the commodity instruments are hedging. As of September 30, 1998, and June 30, 1998, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of Energy's commodity instruments was $400 and $500, respectively.

In the Agriculture segment's feed business, exchange-traded commodity instruments are used principally to hedge corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products. Since November 1997, all transactions involving derivative financial instruments in the feed business are required to have a direct relationship to the price risk associated with existing inventories or future purchase or sale of its products. A sensitivity analysis has been prepared to estimate Agriculture's feed business exposure to market risk of its exchange-traded instrument position as of September 30, and June 30, 1998. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities that the commodity instruments are hedging. As of September 30, 1998, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of Agriculture's feed business commodity instruments was $200. As of June 30, 1998, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of Agriculture's feed business commodity instruments was not material.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                 (Unaudited)
                             (Thousands of Dollars)



COMMODITY PRICE EXPOSURE (continued)
------------------------------------
A sensitivity analysis has been prepared to estimate the department's exposure to market risk of its exchange-traded commodity instrument position as of September 30,and June 30, 1998. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market
prices  of  the  underlying  commodities.  As  noted  above,  grain   marketing
historically enters into generally matched transactions to hedge against price fluctuations. However, as previously discussed, during the fourth quarter of 1998 and throughout 1999, unauthorized speculative positions were taken so that the commodity instrument activity of the department was not effectively hedging the underlying commodities and forward contracts. As of September 30, and June 30,1998, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of the department's commodity instruments was $1,300 and $700, respectively.

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





Date     September 10, 1999                   /s/ PETER J. O'NEILL
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