Form 10-Q/A
period 1998-12-30
AGWAY INC
filed 1999-09-16
CIK 2852

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

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.    FINANCIAL INFORMATION
------     ---------------------

           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of December 31, 1998 and June 30, 1998.....................   3

           Condensed Consolidated Statements of Operations and Retained Earnings for the three months
           and six months ended December 31, 1998 and December 31, 1997........................................   4

           Consolidated Statements of Comprehensive Income for the three months and six months ended
           December 31, 1998 and December 31, 1997.............................................................   5

           Condensed Consolidated Cash Flow Statements for the six months ended December 31, 1998
           and December 31, 1997...............................................................................   6

           Notes to Condensed Consolidated Financial Statements................................................   7

           Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................................................  13

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................  21


PART II.   OTHER INFORMATION
-------    -----------------

           Item 4.  Submission of Matters to a Vote of Security Holders........................................  23

           Item 6.  Exhibits and Reports on Form 8-K...........................................................  23


           SIGNATURES..........................................................................................  24




                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                   Restated             Restated
                                                                                  December 31,           June 30,
                                                                                     1998                 1998
                                                                                  ------------         ------------
ASSETS
------
Current Assets:
     Trade accounts  receivable  (including  notes  receivable  of  $33,449  and
         $49,394, respectively), less allowance for doubtful accounts of
         $7,595 and $7,926, respectively........................................  $    144,261        $    203,637
     Leases receivable, less unearned income of $63,561 and
         $65,048, respectively..................................................       130,689             137,493
     Advances and other receivables.............................................        20,728              25,480
     Inventories:
         Raw materials..........................................................         9,346               7,576
         Finished goods.........................................................       141,652             139,861
         Goods in transit and supplies..........................................         5,995               1,777
                                                                                  ------------        -------------
              Total inventories.................................................       156,993             149,214
     Prepaid expenses and other assets..........................................        45,151              52,774
                                                                                  ------------        -------------
         Total current assets...................................................       497,822             568,598

Marketable securities available for sale........................................        36,854              36,412
Other security investments......................................................        52,050              51,761
Properties and equipment, net...................................................       214,396             213,795
Long-term leases receivable, less unearned income of $119,874 and
     $110,721, respectively.....................................................       382,363             357,777
Net pension asset...............................................................       186,592             176,792
Other assets....................................................................        17,346              12,159
                                                                                  ------------        -------------
              Total assets......................................................  $  1,387,423        $  1,417,294
                                                                                  ============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable..............................................................  $     76,700        $     65,100
     Current installments of long-term debt.....................................       120,694              99,173
     Current installments of subordinated debt..................................        59,621              75,589
     Accounts payable...........................................................       113,653             114,548
     Other current liabilities..................................................       106,788             114,311
                                                                                  ------------        -------------
         Total current liabilities..............................................       477,456             468,721

Long-term debt..................................................................       204,154             255,356
Subordinated debt...............................................................       411,378             386,607
Other liabilities...............................................................       104,975             100,381
                                                                                  ------------        -------------
         Total liabilities......................................................     1,197,963           1,211,065
Commitments and contingencies...................................................
Shareholders' equity:
     Preferred stock, net.......................................................        45,668              47,871
     Common stock, net..........................................................         2,532               2,571
     Accumulated other comprehensive income.....................................         1,017                 705
     Retained earnings..........................................................       140,243             155,082
                                                                                  ------------        -------------
         Total shareholders' equity.............................................       189,460             206,229
                                                                                  ------------        -------------
              Total liabilities and shareholders' equity........................  $  1,387,423        $  1,417,294
                                                                                  ============        =============


     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                    Three Months Ended                     Six Months Ended
                                                        December 31,                         December 31,
                                               ------------------------------       -----------------------------
                                                   1998              1997               1998             1997
                                               -------------    -------------       -------------    ------------
                                                 Restated                             Restated
Net sales and revenues from:
     Product sales (including excise taxes)    $     292,398    $     333,602       $     571,359    $    648,011
     Leasing operations......................         17,583           16,346              34,496          32,108
     Insurance operations....................          7,597            6,966              14,563          13,823
                                               -------------    -------------       -------------    ------------
         Total net sales and revenues........        317,578          356,914             620,418         693,942

Cost and expenses from:
     Products and plant operations                   272,905          315,759             543,617         614,926
     Leasing operations......................          7,188            7,098              14,554          14,147
     Insurance operations....................          4,824            4,467               9,457           8,667
     Selling, general and administrative
       activities............................         38,473           31,251              73,882          62,815
                                               -------------    -------------       -------------    ------------
         Total operating costs and expenses..        323,390          358,575             641,510         700,555

Operating earnings (loss)....................         (5,812)          (1,661)            (21,092)         (6,613)
Interest expense, net........................         (8,214)          (7,136)            (15,737)        (14,011)
Other income, net............................          4,037            2,629              17,290           4,754
                                               -------------    -------------       -------------    ------------
Loss from operations before income taxes              (9,989)          (6,168)            (19,539)        (15,870)
Income tax benefit ..........................          3,112            2,506               6,392           4,584
                                               -------------    -------------       -------------    ------------

Loss from operations before cumulative
     effect of an accounting change..........         (6,877)          (3,662)            (13,147)        (11,286)

Cumulative effect on prior years of an
     accounting change, net of tax
     expense of $16,500......................              0                0                   0          28,956
                                               -------------    -------------       -------------    ------------
Net earnings (loss)..........................         (6,877)          (3,662)            (13,147)         17,670

Retained earnings balance, beginning of
     period..................................        148,812          138,903             155,082         117,571
Dividends....................................         (1,692)          (1,791)             (1,692)         (1,791)
                                               -------------    -------------       -------------    ------------
Retained earnings, end of period.............  $     140,243    $     133,450       $     140,243    $    133,450
                                               =============    =============       =============    ============













     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                     Three Months Ended                     Six Months Ended
                                                        December 31,                         December 31,
                                               ------------------------------       -----------------------------
                                                   1998              1997               1998             1997
                                               -------------    -------------       -------------    ------------
                                                 Restated                             Restated
Net earnings (loss).........................   $     (6,877)    $      (3,662)      $    (13,147)    $     17,670

Other comprehensive income, net of tax:
     Unrealized gains (losses) on
         available-for-sale securities:
         Unrealized holding gains (losses)
         arising during period..............           (243)               53                297              500
         Less:  Reclassification adjustment
         for gains (losses) included in
         net income.........................             31                23                (15)               1
                                               -------------    -------------       -------------    ------------

Other comprehensive income..................           (274)               30                312              499

Comprehensive (loss) income.................   $     (7,151)    $      (3,632)      $    (12,835)    $     18,169
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



     Restatement
     On July 8, 1999, Agway announced that it had become aware of accounting irregularities in its grain marketing department. As more fully discussed in Footnote 5, upon investigation, Agway has determined that the financial statements as previously filed for the quarter ended December 31, 1998 required restatement.

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

     AFC
     As of December 31, 1998, AFC had bank facilities available which included a $50,000 short-term line of credit and a $25,000 long-term revolving line of credit. These facilities and AFC's ability to issue $50,000 of commercial paper require collateralization using certain of the Company's accounts receivable and non- petroleum inventories ("collateral"). The maximum amounts which can be drawn under these AFC agreements are subject to a limitation based on a specific calculation relating to the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. The line of credit and long-term revolving line of credit additionally require the Company's investment in bank stock as additional collateral. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained earnings. As described in Footnote 5, due to the restatement of financial results, Agway violated certain of its covenants in its loan agreements, including the interest coverage covenant as of December 1998, March 1999, and June 1999 and a tangible net worth covenant as of November and December 1998. Agway disclosed the above-referenced losses and restatements, and causes thereof, to its lenders and has obtained waivers for these violations, and the covenants in the loan agreements have been amended through the remaining term of the agreements. There was $0 and $16,700 outstanding as of December 31, 1998, under AFC's short-term line of credit and commercial paper program, respectively, as compared to $0 and $30,100, respectively, at June 30, 1998. AFC's short-term line of credit facility of $50,000 continues through December 31, 1999, but provides for an increase to $75,000, which will become available on October 1, 1999, to assist in refinancing maturing subordinated debt. AFC's current commercial paper program continues through December 31, 1999. The Company's $25,000 long-term revolving line of credit is available through January 1, 2001. At December 31, 1998, and at June 30, 1998, $0 was outstanding under that revolving line of credit. AFC annually renews its line of credit and commercial paper program in the quarter ended December 31. The Company expects to continue to have appropriate and adequate financing to meet its ongoing needs.



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

                                                          RESULTS BY OPERATING SEGMENT
                                -----------------------------------------------------------------------------
                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                ------------------------------------   --------------------------------------
                                 Restated                 $ Increase     Restated                 $ Increase
                                 12/31/98     12/31/97    (Decrease)     12/31/98    12/31/97     (Decrease)
                                ----------   ---------   -----------   ----------   ---------   -------------
NET SALES AND REVENUES
----------------------
Agriculture..................   $  137,851   $ 144,736   $    (6,885)  $  284,127   $ 304,324   $    (20,197)
Energy.......................      118,576     151,306       (32,730)     204,427     254,845        (50,418)
Retail.......................       47,779      52,257        (4,478)     105,928     113,772         (7,844)
Leasing......................       17,583      16,346         1,237       34,496      32,108          2,388
Insurance....................        7,597       6,966           631       14,563      13,823            740
Other (a)....................      (11,808)    (14,698)        2,890      (23,123)    (24,930)         1,807
                                ----------   ---------   -----------   ----------   ---------   ------------
                                $  317,578   $ 356,913   $   (39,335)  $  620,418   $ 693,942   $    (73,524)
                                ==========   =========   ===========   ==========   =========   ============

EARNINGS (LOSS) FROM
  OPERATIONS BEFORE
    INCOME TAXES
---------------------
Agriculture..................   $   (3,272)  $ (10,236)  $     6,964   $   (4,453)  $ (15,835)  $    11,382
Energy.......................        3,801       7,205        (3,404)        (164)      2,376        (2,540)
Retail.......................       (7,212)     (3,626)       (3,586)      (9,581)     (3,556)       (6,025)
Leasing......................        4,022       3,505           517        7,442       6,663           779
Insurance....................         (190)        162          (352)        (181)        168          (349)
Other (a)....................        1,076       3,958        (2,882)       3,135       8,325        (5,190)
                                ----------   ---------   -----------   ----------   ---------   -----------
Operating earnings (loss),
   plus other income, net....       (1,775)        968        (2,743)      (3,802)     (1,859)       (1,943)
Interest (expense), net of
   interest income...........       (8,214)     (7,136)       (1,078)     (15,737)    (14,011)       (1,726)
                                ----------   ---------   -----------   ----------   ---------   -----------
                                $   (9,989)  $  (6,168)  $    (3,821)  $  (19,539)  $ (15,870)  $    (3,669)
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


Restated net loss of $6,900 and $13,100 for the three- and six-month periods ended December 31, 1998, is higher than the comparable periods last year by $3,200 (88%) and $30,800 (174%), respectively. Last year's results included $29,000 of net income from the cumulative effect of an accounting change in pension accounting. Restated net loss from operations before income taxes of $10,000 and $19,500 for the three and six months ended December 31, 1998, represents an increased loss of $3,800 (62%) for the three-month period and a $3,700 (23%) increased loss for the six-month period ended December 31, 1998, as compared to the prior year.


The increase in net loss from operations before income taxes from the prior year for the three-month period ended December 31, 1998, resulted from a combination of items. The net business unit operating results (discussed by business segment below) improved by $100 and were offset by a $1,700 (27%) reduction in the level of pension income, a $1,100 (45%) increase in corporate costs and a $1,100 (15%) increase in net interest expense. The Company amended its defined benefit pension plan effective July 1, 1998. The amendment increased the cost of benefits, the plan benefit obligations and related interest costs which reduced net pension income recognized by the Company in the first six months of 1999 compared to the same period in the prior year. The increase in total corporate costs was a result of new systems costs and professional services associated with several projects including year 2000 readiness. The increase in net interest expense was due to a decline in interest revenue earned from receivable balances combined with an increase in interest expense from a slightly higher average interest rate on outstanding debt.

The increase in the restated pre-tax operating loss for the six months ended December 31, 1998, of $3,700 as compared to the same period in 1997, reflects a net increase in earnings of $10,400 from the sale of a seed business offset by net reduction in business unit operating results of $7,200 (see below). The net reduction in business unit operating results was substantially due to the effects of unauthorized activities in AAP's grain marketing business, as described further in Footnote 5. Additionally, a decline in pension credits of $3,400 (27%) increased corporate costs of $1,800 (37%) and increased net interest expense of $1,700 (12%) depressed pre-tax operating results during the six-month period as compared to the same period in the prior year. The explanation for these unfavorable non-operational variances in the six-month period as compared to the prior year is the same as the explanation for the variances in the three-month period note above.

Agriculture
-----------
Agriculture consists of Agway Agricultural Products (AAP) and the Country Products Group (CPG). Total Agriculture net sales and revenues of $137,900 and $284,100 for the three and six months ended December 31, 1998, decreased $6,900 (5%) and $20,200 (7%), respectively, as compared to the same periods in the prior year. The Agriculture loss from operations of $3,300 for the second quarter and $4,500 for the six months ended December 31, 1998, are improvements of $7,000 (68%) and $11,400 (72%), respectively, as compared to the same periods in the prior year.

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


AAP's restated operating loss of $5,500 and $18,900 for the three- and six-month periods ended December 31, 1998 improved $7,300 (57%) and $1,200 (7%), respectively, as compared to the same periods in the prior year. The improvement in operating results is substantially due to gross margin improvements of $8,200 (45%) and $3,400 (8%) for the three- and six-month periods ended December 31, 1998, respectively, as compared to the same periods in the prior year. The improvement in gross margins over the prior year periods is principally due to lower unfavorable experience with exchange-traded futures in AAP's feed business in the current year and from the combination of increased feed volumes and improved pricing strategies during the second quarter of the current year in comparison to the same period in the prior year. These gross margin improvements were negatively impacted in the six-month period by losses of $5,200 in the grain marketing business principally from the effects of unauthorized speculative activities, as described in Footnote 5. Contributing to the improvement in operating results in the current year for both the three- and six-month period were higher other revenues of $1,300 which included higher product rebates and a gain on asset sales. These improvements were partially offset by increased expenses of $2,500 and $3,800 for the three and six months ended December 31, 1998 mainly related to the increased cost of distributing and selling a greater volume of feed products than in the same periods in the prior year.

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
                                                                                      =============   =============

Cash Flows Provided By Operating Activities
For the six months ended December 31, 1998, changes in working capital generated cash of $41,400 compared to requiring cash of $5,100 for the same period in the prior year. The biggest contributors to this were from a larger decline in receivables and a smaller increase in inventories during this year (cash provided) as compared to last year due principally to the lower prices of feed and petroleum products in the current market environment.


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
                                                                     ==========    ============     ============     ============


For a further description of the Company's credit facilities available at December 31, 1998, see Footnote 3 to the condensed consolidated financial statements. Also, as described in Footnote 5, net earnings, as restated, resulted in a violation of the interest coverage and tangible net worth covenants which have been waived by the banks.


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

In the Energy segment, exchange-traded commodity instruments and, in certain circumstances, over-the-counter contracts with third parties are used principally for gasoline, distillate, and propane. They are entered into as a hedge against the price risk associated with Energy's inventories or future purchases and sales of the commodities used in its operations. Generally, the price risk extends for a period of one year or less. A sensitivity analysis has been prepared to estimate Energy's exposure to market risk of its exchange-traded and over-the-counter commodity instrument position as of December 31, and June 30, 1998. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities that the commodity instruments are hedging. As of December 31, 1998 and June 30,1998, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of Energy's commodity instruments was $100 and $500, respectively.

In the Agriculture segment's feed business, exchange-traded commodity instruments are used principally to hedge corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products. Since November 1997, all transactions involving derivative financial instruments in the feed business are required to have a direct relationship to the price risk associated with existing inventories or future purchase or sale of its products. A sensitivity analysis has been prepared to estimate Agriculture's feed business exposure to market risk of its exchange-traded instrument position as of December 31, and June 30, 1998. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities that the commodity instruments are hedging. As of December 31,1998, assuming a 10% hypothetical change in underlying commodity price, the potential change in fair value of Agriculture's feed business commodity instruments was $400. As of June 30, 1998, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of Agriculture's feed business commodity instruments was not material.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                   (Unaudited)
                             (Thousands of Dollars)



COMMODITY PRICE EXPOSURE (continued)
------------------------------------
A sensitivity analysis has been prepared to estimate the department's exposure to market risk of its exchange-traded commodity instrument position as of December 31, and June 30, 1998. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. As noted above, grain marketing historically enters into generally matched transactions to hedge against price fluctuations. However, as previously discussed, during the fourth quarter of 1998 and throughout 1999, unauthorized speculative positions were taken so that the commodity instrument activity of the department was not effectively hedging the underlying commodities and forward contracts. As of December 31, and June 30,1998, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of the department's commodity instruments was $1,400 and $700, respectively.

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






Date      September 10, 1999                   /S/ PETER J. O'NEILL
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