Form 10-Q/A
period 1999-03-31
AGWAY INC
filed 1999-09-16
CIK 2852

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

                                      INDEX


                                                                                                             PAGE NO.
                                                                                                             --------
PART I.    FINANCIAL INFORMATION
-------    ---------------------


           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 1999 and June 30, 1998.........................   3

           Condensed Consolidated Statements of Operations and Retained Earnings for the three months
           and nine months ended March 31, 1999 and March 31, 1998..............................................   4

           Consolidated Statements of Comprehensive Income for the three months and nine months ended
           March 31, 1999 and March 31, 1998....................................................................   5

           Condensed Consolidated Cash Flow Statements for the nine months ended March 31, 1999
           and March 31, 1998...................................................................................   6

           Notes to Condensed Consolidated Financial Statements.................................................   7


           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......  13

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................  22


PART II.   OTHER INFORMATION
--------   -----------------



           Item 1.  Legal Proceedings...........................................................................  24

           Item 6.  Exhibits and Reports on Form 8-K............................................................  25

           SIGNATURES...........................................................................................  26





                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                  Item 1. CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                                                    Restated         Restated
                                                                                    March 31,         June 30,
                                                                                      1999              1998
                                                                                  ------------      ------------
ASSETS
------
Current Assets:
     Trade accounts  receivable  (including  notes  receivable  of  $15,587  and
         $49,394, respectively), less allowance for doubtful accounts of
         $7,807 and $7,926, respectively.......................................   $   132,815       $   203,637
     Leases receivable, less unearned income of $61,637 and
         $65,048, respectively..................................................      139,851           137,493
     Advances and other receivables.............................................       12,449            25,480
     Inventories:
         Raw materials..........................................................       11,483             7,576
         Finished goods.........................................................      194,626           139,861
         Goods in transit and supplies..........................................        7,001             1,777
                                                                                  -----------       -----------
              Total inventories.................................................      213,110           149,214
     Prepaid expenses and other assets..........................................       40,631            52,774
                                                                                  -----------       -----------
         Total current assets...................................................      538,856           568,598

Marketable securities available for sale........................................       36,880            36,412
Other security investments......................................................       51,673            51,761
Properties and equipment, net...................................................      214,280           213,795
Long-term leases receivable, less unearned income of $126,545 and
     $110,721, respectively.....................................................      381,366           357,777
Net pension asset...............................................................      192,542           176,792
Other assets  ..................................................................       24,403            12,159
                                                                                  -----------       -----------
              Total assets......................................................  $ 1,440,000       $ 1,417,294
                                                                                  ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable.............................................................   $    96,400       $    65,100
     Current installments of long-term debt.....................................      102,090            99,173
     Current installments of subordinated debt..................................       79,309            75,589
     Accounts payable...........................................................      155,940           114,548
     Other current liabilities..................................................      104,647           114,311
                                                                                  -----------       -----------
         Total current liabilities..............................................      538,386           468,721

Long-term debt..................................................................      199,040           255,356
Subordinated debt...............................................................      408,963           386,607
Other liabilities...............................................................      104,415           100,381
                                                                                  -----------       -----------
         Total liabilities......................................................    1,250,804         1,211,065
Commitments and contingencies
Shareholders' equity:
     Preferred stock, net.......................................................       43,047            47,871
     Common stock, net..........................................................        2,520             2,571
     Accumulated other comprehensive income.....................................          617               705
     Retained earnings..........................................................      143,012           155,082
                                                                                  -----------       -----------
         Total shareholders' equity.............................................      189,196           206,229
                                                                                  -----------       -----------
              Total liabilities and shareholders' equity........................  $ 1,440,000       $ 1,417,294
                                                                                  ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

Item 1.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                      Three Months Ended                 Nine Months Ended
                                                            March 31,                         March 31,
                                               ------------------------------       -----------------------------
                                                   1999              1998               1999              1998
                                               -------------    -------------       -------------    ------------
                                                 Restated                              Restated
Net sales and revenues from:
     Product sales (including excise taxes)    $     333,247    $     356,898       $     904,606    $  1,004,908
     Leasing operations......................         17,269           16,210              51,765          48,318
     Insurance operations....................          6,505            6,658              21,068          20,482
                                               -------------    -------------       -------------    ------------
         Total net sales and revenues........        357,021          379,766             977,439       1,073,708

Cost and expenses from:
     Products and plant operations...........        296,728          322,992             840,344         937,918
     Leasing operations......................          5,610            5,654              20,164          19,801
     Insurance operations....................          4,082            4,174              13,539          12,840
     Selling, general and admin. activities..         37,217           34,164             111,100          96,979
                                               -------------    -------------       -------------    ------------
         Total operating costs and expenses..        343,637          366,984             985,147       1,067,538

Operating earnings (loss)....................         13,384           12,782              (7,708)          6,170

Interest expense, net........................         (8,155)          (8,824)            (23,892)        (22,835)
Other income, net............................          l,904            5,522              19,194          10,276
                                               -------------   --------------       -------------    ------------
Earnings (loss) before income taxes..........          7,133            9,480             (12,406)         (6,389)
Income tax benefit (expense) ................         (4,364)          (5,430)              2,028            (847)
                                               -------------   --------------       -------------    -------------

Earnings (loss) before cumulative effect
     of an accounting change.................          2,769            4,050             (10,378)         (7,236)

Cumulative effect on prior years of an
     accounting change, net of tax
     expense of $16,500......................              0                0                   0          28,956
                                               -------------   --------------       -------------    ------------
Net earnings (loss)..........................          2,769            4,050             (10,378)         21,720

Retained earnings balance, beginning of
     period..................................        140,243          133,450             155,082         117,571
Dividends....................................              0               (3)             (1,692)         (1,794)
                                               -------------   --------------       -------------    ------------
Retained earnings, end of period.............  $     143,012   $      137,497      $      143,012    $    137,497
                                               =============   ==============       =============    ============












     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

             Item 1. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                   Three Months Ended                    Nine Months Ended
                                                         March 31,                            March 31,
                                               ------------------------------       -----------------------------
                                                   1999              1998               1999              1998
                                               -------------   --------------       -------------   -------------
                                                 Restated                             Restated
Net earnings (loss)........................    $       2,769   $        4,050       $     (10,378)  $      21,720

Other comprehensive income, net of tax:
     Unrealized gains (losses) on
       available-for-sale securities:
         Unrealized holding gains (losses)
           arising during period............            (405)              62                (108)            562
         Reclassification adjustment
           for (gains) losses included in
           net income.......................               5               46                  20              45
                                               -------------   --------------       -------------   -------------

Other comprehensive income..................            (400)             108                 (88)            607

Comprehensive (loss) income................    $       2,369   $        4,158       $     (10,466)  $      22,327
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

     Restatement
     On July 8, 1999, Agway announced that it had become aware of accounting irregularities in its grain marketing department. As more fully discussed in Footnote 6, upon investigation, Agway has determined that the financial statements as previously filed for the quarter ended March 31, 1999 required restatements.

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



     AFC
     As of March 31, 1999, AFC's available bank facilities included a short-term line of credit and a long-term revolving line of credit. These facilities and AFC's ability to issue commercial paper require collateralization using certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). The maximum amounts which can be drawn under these AFC agreements are subject to a limitation based on a specific calculation relating to the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of the Company and is expected to continue to do so. The line of credit and long-term revolving line of credit additionally require the Company's investment in bank stock as additional collateral. In addition, the agreements include certain covenants, the most restrictive of which requires the Company to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained earnings. As described in Footnote 6, due to the restatement of financial results, Agway violated certain of its covenants in its loan agreements, including the interest coverage covenant as of December 1998, March 1999, and June 1999 and a tangible net worth covenant as of November and December 1998. Agway disclosed the above-referenced losses and restatements, and causes thereof, to its lenders and has obtained waivers for these violations, and the covenants in the loan agreements have been amended through the remaining term of the agreements. AFC annually renews its line of credit and commercial paper program in the quarter ended December 31. The Company expects to continue to have appropriate and adequate financing to meet its ongoing needs.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)

6.   RESTATEMENT
     -----------
     On July 8, 1999, Agway announced that it had become aware of accounting irregularities in its grain marketing department. An investigation, under guidance from external legal counsel and including internal legal counsel, internal financial staff, external auditors, and private investigators, was initiated. Reports on the investigation findings have been made directly to the Board of Directors.

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

                                                                Results by Operating Segment
                                  -------------------------------------------------------------------------------
                                            Three Months Ended                        Nine Months Ended
                                  ------------------------------------    ---------------------------------------
                                   Restated                 $ Increase     Restated                    $ Increase
                                    3/31/99      3/31/98    (Decrease)      3/31/99      3/31/98        (Decrease)
                                  ---------    ---------    ----------    ---------    -----------    ------------
Net Sales and Revenues
----------------------
Agriculture..................     $ 154,023    $ 166,471    $  (12,448)   $ 438,150    $   470,795    $    (32,645)
Energy ......................       147,851      155,632        (7,781)     352,277        410,477         (58,200)
Retail ......................        43,755       48,285        (4,530)     149,684        162,057         (12,373)
Leasing......................        17,269       16,210         1,059       51,765         48,318           3,447
Insurance....................         6,505        6,658          (153)      21,068         20,482             586
Other (a)....................       (12,382)     (13,490)        1,108      (35,505)       (38,421)          2,916
                                  ---------   ----------    ----------    ---------    -----------    ------------
                                  $ 357,021   $  379,766    $  (22,745)   $ 977,439    $ 1,073,708    $    (96,269)
                                  =========   ==========    ==========    =========    ===========    ============

Earnings (Loss) from
--------------------
 Operations before Income Taxes
 ------------------------------
Agriculture.................      $  (6,412)  $   (1,245)   $   (5,167)   $ (10,865)   $   (17,080)   $      6,215
Energy.......................        23,006       15,514         7,492       22,841         17,890           4,951
Retail.......................        (9,036)      (4,688)       (4,348)     (18,617)        (8,243)        (10,374)
Leasing......................         5,757        4,568         1,189       13,199         11,231           1,968
Insurance....................            37         (107)          144         (144)            60            (204)
Other (a)....................         l,936        4,262        (2,326)       5,072         12,588          (7,516)
                                  ---------   ----------    ----------    ---------     ----------    ------------
Operating earnings (loss),
   plus other income, net....        15,288       18,304        (3,016)      11,486         16,446          (4,960)
Interest (expense), net of
   interest income...........        (8,155)      (8,824)          669      (23,892)       (22,835)         (1,057)
                                  ---------   ----------    ----------    ---------     ----------    ------------
                                  $   7,133   $    9,480    $   (2,347)   $ (12,406)    $   (6,389)   $     (6,017)
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


Restated consolidated net earnings from operations before income taxes of $7,100 for the three months ended March 31, 1999, decreased $2,300 (25%) as compared to the same period in the prior year. Consolidated restated net loss from operations before income taxes of $12,400 for the nine months ended March 31, 1999, was $6,000 (94%) higher as compared to the same period in the prior year.

The decrease in the restated consolidated pre-tax operating earnings of $2,300 from the prior year for the three-month period ended March 31, 1999, resulted principally from offsetting improvements and declines in business segment results and a $2,500 (49%) reduction in the level of pension income offset by a $700 (8%) decrease in net interest expense. The Company amended its defined benefit pension plan effective July 1, 1998. The amendment increased the cost of benefits, the plan benefit obligations, and the related interest costs which reduced net pension income recognized by the Company in the third quarter of 1999 as compared to the same period in the prior year.

The increase in the consolidated restated pre-tax operating loss of $6,000 for the nine months ended March 31, 1999, as compared to the same period in the prior year, reflects a net increase in earnings of $9,200 from the sale of a seed business, which amount was more than offset by a net reduction in business unit operating results of $7,800 (discussed by business segment below). The net reduction in business unit operating results for the nine months ended March 31, 1999, was substantially due to losses of $5,900 in the grain marketing business, principally from the effects of unauthorized activities, as described in Footnote 6. Additionally, a decline in pension credits of $7,100 (32%) increased net corporate costs of $400 (37%), and increased net interest expense of $1,100 (5%) depressed pre-tax operating results during the nine-month period as compared to the same period in the prior year. The increase in total corporate costs was a result of new systems costs and professional services associated with several projects, including year 2000 readiness. The increase in net interest expense was due to a decline in interest revenue earned from receivable balances combined with an increase in interest expense from a slightly higher average interest rate on outstanding debt.

Agriculture
Agriculture consists of Agway Agricultural Products (AAP) and the Country Products Group (CPG). Total Agriculture net sales and revenues of $154,000 and $438,200 for the three and nine months ended March 31, 1999, decreased $12,400 (8%) and $32,600 (7%), respectively, as compared to the same periods in the prior year. The Agriculture restated loss from operations of $6,400 for the third quarter ended March 31, 1999, increased $5,100 (415%) as compared to the same period in the prior year. The Agriculture restated loss from operations of $10,900 for the nine months ended March 31, 1999, is an improvement of $6,200 (36%) as compared to the same period in the prior year.

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


AAP's restated operating loss of $6,600 and $25,500 for the three- and nine-month periods ended March 31, 1999, increased $3,100 (84%) for the three months and increased $1,800 (7%) for the nine months, respectively, as compared to the same periods in the prior year. The increase in operating loss for the third quarter resulted principally from lower patronage income partially offset by improved gross margins. The lower patronage income of $4,200, as compared to the prior year, was due principally to lower patronageable earnings at the Company's primary fertilizer supplier. The gross margin improvement in the third quarter resulted from a combination of increased feed volume and improved pricing strategies as compared to the same period in the prior year.

The decline of operating results over the nine-month period, as compared to the same period in the prior year, is substantially due to gross margin improvements of $5,000 (7%) being more than offset by increased operating expenses of $4,300 and lower other revenues of $2,400. The gross margin improvement over the prior year is partly due to unfavorable experience with exchange-traded futures in the AAP feed business in the prior year and partly due to the feed volume increases and improved pricing over the first nine months of the current year as compared to the prior year. These gross margin improvements were negatively impacted by the effects of unauthorized speculative activities in AAP's grain marketing business, as described in Footnote 6. Increased operating expenses related mainly to increased cost of distributing and selling a greater volume of feed products. The decrease in other revenues, as compared to the prior year, resulted from lower patronage income in the third quarter of this year, as noted above. The decline was partially offset by increases in other rebates received by AAP.

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
                                                                                      =============    ============

Cash Flows Provided By Operating Activities
For the nine months ended March 31, 1999, net earnings decreased $28,400 as compared to the same period in the prior year and changes in working capital generated cash of $63,600 compared to generating cash of $20,800 for the same period in the prior year. The biggest contributors to the change in working capital were from a larger decline in receivables and a smaller increase in inventories during this year (cash provided) as compared to last year due principally to the lower prices of feed and petroleum products in the current market environment.


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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                 (Unaudited)
                             (Thousands of Dollars)




COMMODITY PRICE EXPOSURE
------------------------
In its normal course of operations, Agway has exposure to market risk from price fluctuations associated with commodity inventories, product gross margins, and anticipated transactions in its Agriculture and Energy businesses. To manage the risk of market price fluctuations, Agway uses commodity derivative instruments, including exchange-traded futures and option contracts and, in limited
circumstances,  over-the-counter  contracts  with  third  parties   (commodity
instruments). Agway has policies with respect to the use of these commodity instruments that specify what they are to be used for and set limits on the maturity of contracts entered into and the level of exposure to be hedged.



In the Energy segment, exchange-traded commodity instruments and, in certain circumstances, over-the-counter contracts with third parties are used principally for gasoline, distillate, and propane. They are entered into as a hedge against the price risk associated with Energy's inventories or future purchases and sales of the commodities used in its operations. Generally, the price risk extends for a period of one year or less. A sensitivity analysis has been prepared to estimate Energy's exposure to market risk of its exchange-traded and over-the-counter commodity instrument position as of March 31, 1999 and June 30, 1998. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities that the commodity instruments are hedging. As of March 31, 1999 and June 30,1998, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of Energy's commodity instruments was $700 and $500, respectively.

In the Agriculture segment's feed business, exchange-traded commodity instruments are used principally to hedge corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products. Since November 1997, all transactions involving derivative financial instruments in the feed business are required to have a direct relationship to the price risk associated with existing inventories or future purchase or sale of its products. A sensitivity analysis has been prepared to estimate Agriculture's feed business exposure to market risk of its exchange-traded instrument position as of March 31, 1999 and June 30, 1998. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities that the commodity instruments are hedging. As of March 31, 1999, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of Agriculture's feed business commodity instruments was $100. As of June 30, 1998, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of Agriculture's feed business commodity instruments was not material.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                  (Unaudited)
                             (Thousands of Dollars)



COMMODITY PRICE EXPOSURE (continued)
------------------------------------
A sensitivity analysis has been prepared to estimate the department's exposure to market risk of its exchange-traded commodity instrument position as of March 31, 1999 and June 30, 1998. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. As noted above, grain marketing historically enters into generally matched transactions to hedge against price fluctuations. However, as previously discussed, during the fourth quarter of 1998 and throughout 1999, unauthorized speculative positions were taken so that the commodity instrument activity of the department was not effectively hedging the underlying commodities and forward contracts. As of March 31, 1999 and June 30, 1998, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of the department's commodity instruments was $3,600 and $700, respectively.

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




                                                       AGWAY INC.
                                         ---------------------------------------
                                                      (Registrant)






Date           September 10, 1999        /s/        PETER J. O'NEILL
         --------------------------         ------------------------------------
                                                    Peter J. O'Neill
                                                 Senior Vice President,
                                                   Finance & Control,
                                             (Principal Financial Officer and
                                                Chief Accounting Officer)