Form 10-K405
period 1999-06-30
AGWAY INC
filed 1999-09-16
CIK 2852

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE  SECURITIES EXCHANGE
-----
      ACT OF 1934
      For the fiscal year ended June 30, 1999
                                       OR
      TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF  THE SECURITIES
-----
      EXCHANGE ACT OF 1934
      For the transition period from          to
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
                                                   X
                                                  ---        ----
                                                  Yes         No

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY DEFINITIVE PROXY ORINFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.    X
             ---
      STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF SEPTEMBER 10, 1999.

               Membership Common Stock, $25 Par Value - $2,493,200

      INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS                               OUTSTANDING AT SEPTEMBER 10, 1999
Membership Common Stock, $25 Par Value                    99,728 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FORM 10-K ANNUAL REPORT - 1999
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                              CROSS REFERENCE SHEET

                                                                                                               Page

                                                       PART I
Items 1 & 2          Business and Properties
                         General...............................................................................   3
                         Agriculture...........................................................................   4
                         Country Products Group................................................................   6
                         Energy................................................................................   8
                         Leasing...............................................................................   8
                         Insurance.............................................................................   9
                         Human Resources.......................................................................   9
                         Administrative........................................................................   9
                         Regulation............................................................................   9
                         Stockholder Membership and Control of Agway...........................................  10
                         Retained Earnings.....................................................................  11
                         Patronage Refunds.....................................................................  11
Item 3.              Legal Proceedings.........................................................................  12
Item 4.              Submission of Matters to a Vote of Security Holders.......................................  13

                                                      PART II

Item 5.              Market for the Registrant's Common Equity and Related Stockholder Matters.................  13
Item 6.              Selected Financial Data...................................................................  13
Item 7.              Management's Discussion and Analysis of Financial Condition and Results of Operations.....  14
Item 7a.             Quantitative and Qualitative Disclosures about Market Risk................................  31
Item 8.              Financial Statements and Supplementary Data...............................................  34
Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......  34

                                                     PART III

Item 10.             Directors and Executive Officers of the Registrant........................................  68
Item 11.             Executive Compensation....................................................................  71
Item 12.             Security Ownership of Certain Beneficial Owners and Management............................  74
Item 13.             Certain Relationships and Related Transactions............................................  74

                                                      PART IV

Item 14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................  75

                     Signatures................................................................................  85


                                                         2

                                                      PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


GENERAL

Agway Inc. was incorporated under the Delaware General Corporation Law in 1964 and is headquartered in DeWitt, New York. Agway is an agricultural cooperative directly engaged in manufacturing, processing, distribution and marketing of agricultural feed and agronomic products and services for its farmer-members and other customers, primarily in the northeastern United States and Ohio. In addition, Agway is involved in retail and wholesale sales of farm supplies, yard and garden products, pet food and pet supplies; repackaging and marketing produce; and processing and marketing sunflower seeds. Agway, through certain of its subsidiaries, is involved in the distribution of petroleum products; lease financing; the underwriting and sale of certain types of property and casualty insurance; and the sale of health insurance. In this Form 10-K, unless otherwise indicated, the "Company," "Agway," "we," or "our" refer to Agway Inc. and its subsidiaries.

Operating as a cooperative, Agway is eligible to pay patronage refunds to its members and "contract patrons" from earnings on sales of patronage eligible products and services. For income tax purposes, Agway is subject to corporate income tax at applicable tax rates on all taxable income remaining after deductions for patronage refunds, if paid.

Agway reports its operations principally in five business segments: Agriculture, Country Products Group, Energy, Leasing, and Insurance. Agway modified its segment reporting in 1999 by combining the former Retail segment with the Agriculture segment in light of a consolidation of these two operations in April 1999, as explained further under Agriculture. Additionally, as required by new accounting standards, the Country Products Group was broken into its own segment in 1999 to align our disclosure with how our business is managed.

Agway, as one of the largest agricultural cooperatives in the United States, deals in a wide variety of product lines and market segments. Many of its high-volume products are sold in highly competitive markets where product differentiation is difficult to achieve. Agway strives to distinguish itself through superior customer service, product selection, and product knowledge.

Agway Financial Corporation (AFC), a wholly owned subsidiary of Agway, is a Delaware corporation incorporated in 1986 with principal executive offices located in Wilmington, Delaware. AFC's principal business activities consist of securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for general corporate purposes to Agway and AFC's wholly owned subsidiary, Agway Holdings Inc. (AHI), and AHI's subsidiaries. The payment of principal and interest on this AFC debt is guaranteed by Agway. This guarantee is full and unconditional, and joint and several. Telmark and Insurance finance their activities through operations or with a combination of short- and long-term credit facilities.

Major  holdings  of AHI  include  Agway  Energy  Products  LLC and Agway  Energy
Services Inc. (Energy), Telmark LLC and its subsidiaries (Leasing), and Agway Insurance Company and Agway General Agency Inc. (Insurance). Effective June 26, 1999, Agway Consumer Products Inc., a Delaware corporation and former holding of AHI, was merged into Agway Inc. Agway Consumer Products Inc. held the assets and business operations of the former Retail segment and certain assets and business operations of the Country Products Group and Agriculture. This merger into Agway aligns the legal structure more closely with the management structure of Agway and facilitates the ability to manage these assets and businesses prospectively.

In exemptive relief granted pursuant to a "no action letter" issued by the staff of the SEC, AFC is not required to file periodic reports with the SEC for itself but does report summarized financial information in Agway's financial statement footnotes.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


AGRICULTURE

Agriculture is comprised principally of six geographically-based enterprise units. Each unit is responsible for management, operations, sales, billing, and customer service within its geographic territory. In April 1999, Agway consolidated the former Agway Retail Services into the Agway Agricultural Products enterprise-based system, creating the new Agriculture and Retail Group (Agriculture). The stores and franchisee dealer system previously managed centrally and as a separate business activity is now integrated into and managed by the enterprise units in their respective geographic territories. The agricultural business is focused on animal feed, agronomic and farm services to farmers in their specific geographic markets. The retail business is being refocused as a distribution channel promoting Agway-branded products, augmented by non-branded products that broaden and complement product offerings in three primary categories: farm-related products, yard and garden products, and pet food and pet supplies.

ANIMAL FEEDS: Agriculture operates 15 feed mills and 15 grind and mix facilities, principally in New York, Pennsylvania, and Vermont. These operations manufacture livestock and poultry feeds under Agway formula. Products are sold primarily through an Agway sales force, which actively calls on farmer-customers and responds to customer inquiries. In August 1998, Agriculture acquired a feed manufacturer located in Vermont and combined one of its existing feed plants into the operations. The acquisition significantly increased our market presence in Vermont. We expect that production capacity of animal feeds will be sufficient to meet market needs of the enterprise units. In addition, in 1999, Agriculture constructed a farm in Elba, New York, which, on a contract basis for farmers, custom raises heifers that test free of specific pathogens.

AGRONOMY: Agriculture operates 109 agronomic blending plants and storage facilities. These operations manufacture, process, and procure crop-related products to be sold as direct shipments to farmer-customers, farmer- dealers, non-farmer customers, and wholesale accounts. The fertilizer operations in York and East Berlin, Pennsylvania, manufacture yard and garden fertilizers sold to dealers and distributors on the East Coast. At East Liverpool, Ohio, we have fertilizer grading equipment through which we sell fertilizer to other commercial customers. Agriculture sources substantially all of its fertilizer needs through CF Industries, Inc., a cooperative of which Agway is a member eligible for patronage refunds. Agriculture has a significant investment in CF Industries.

Crop-related products sold primarily for farm use include plant nutrients, lime, crop protectants, and various seed products. The agronomic operations are seasonal in nature, with the majority of sales and demand on working capital generated at the beginning of a growing season which in the Northeast is late winter and spring. Agway believes that production capacity is currently sufficient to meet the agronomic needs of Agway's market.

RETAIL: Agriculture conducts retail sales and distribution activities through 162 Agway-owned stores and 306 dealer stores located throughout the northeastern United States. Agriculture has a long-term agreement with a third-party to manage its distribution of products, which includes two distribution centers, located in Elizabethtown, Pennsylvania, and Westfield, Massachusetts. The emphasis of the retail business is on farm-related products, yard and garden products, and pet food and pet supply products manufactured or branded by Agway. The dealer stores are authorized to sell Agway products and, along with Agway-owned stores, are located in areas where a retail market presence is deemed desirable.

Agriculture additionally generates sales of animal health products directly to farmers through a mail-order catalog service which complements the Agway retail system. The farm-related and yard and garden products are seasonal, with the majority of sales and demand on working capital generated in late winter and spring.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


AGRICULTURE (CONTINUED)

RETAIL (CONT.): In 1999, the former Agway Retail Services attempted to implement a new franchise program in an attempt to gain a consistent representation of the Agway brand throughout the entire retail store system. During this implementation period, the retail business experienced a sharp decline in sales to the dealer store network as a result of dealer dissatisfaction with this new program and Agway suffered significant losses from operations. In April 1999, the former Agway Retail Services was consolidated into Agriculture, where the retail business is being refocused as a distribution channel promoting Agway-branded products augmented by non-branded products that broaden and complement its product offerings. Agriculture terminated the new franchise program and has implemented a simplified dealer agreement which to date is resulting in improved relations and increased sales to dealers. Additionally, Agriculture's geographic enterprise units assumed the responsibility of managing the retail operations, including the dealer relationships, and anticipate expanding the wholesale-branded distribution channel by regaining sales and growing dealer business with Agway. Finally, Agriculture will continue to review and assess the financial condition of all retail operations and will modify these operations, as deemed necessary, in order to improve the results of these operations prospectively.

OTHER ACTIVITIES: In addition to the enterprise-managed business activities, Agriculture has direct marketing operations involved in the processing, bulk storage, and retail and wholesale sales of seeds and bulk storage and wholesale sales of fertilizer products; and a grain marketing business that, until July 1999, consisted of a central grain marketing department (the department) and 11 elevators in New York, Pennsylvania, and New Jersey. Historically, the department, on behalf of farmers and others, bought and sold grains, principally corn, soy complex, oats, wheat, barley, and canola. In response to irregularities discovered in the operation of the department, as further described in Management's Discussion and Analysis (MD&A)(Item 7) and in Note 17 to the financial statements, in July 1999, management of the daily operations of the elevators was decentralized and reassigned to the agricultural enterprise units in the elevators' respective geographic areas; the duties of the department were narrowed, reorganized, and assigned to new management; and the business activity curtailed from an active solicitation of business, to meeting the grain marketing needs of local farmers and meeting the need for local grain by our own feed mills.

RESEARCH AND APPLIED TECHNOLOGY: Agway's membership in the Cooperative Research Farms with other cooperatives continues to provide research on new products. In addition, the six geographically-based enterprises each conduct research pertinent to their market.

In 1999, Agriculture announced the creation of Agway Coordinated Dairy Systems Company (CDS). CDS is responsible for coordinating Agway's involvement, from the producer to the consumer, in the production of dairy food products. For example, CDS will provide the technical knowledge to Agway's Agriculture enterprises for custom raising heifers that test specific-pathogen-free (TSPF). In addition, CDS will collaborate with LifeRight Foods, LLC, a Country Products Group joint venture involved in the development of nutritionally enriched dairy food products for retail markets.

During the years ended June 30, 1999, 1998 and 1997, net expenditures of $1,300, $400 and $700, respectively, were made on agricultural research activities by Agriculture.

COMPETITION: In the animal feed business, we are one of the largest in sales volume in the northeastern United States. (Feed Management, Jan 1998) Competition exists with large national and regional feed manufacturers as well as with local independent mills. The market position held by Agway in the feed business is significant, resulting from performance, quality of its products, research, an established manufacturing and distribution system, and a knowledgeable work force.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


AGRICULTURE (CONTINUED)

COMPETITION (CONT.): In the agronomic business, our plant nutrient, seed, crop protectant, and lime products compete in the commercial farm market. Although there are substantial regional variations in market share, our competitive position is strong in the commercial farm market. Competition varies significantly by product line and consists of independent dealers and several nationally integrated corporations. We compete on the basis of technical expertise and field application services, product performance, crop management practices developed by Agway, and expert assistance to the farmer in making crop management decisions.

In the retail business, competition varies by product line and location and our competitors consist of larger yard and garden chains, smaller yard and garden nurseries, building material stores, home center stores, large discounters, and specialty pet stores. Wholesale competition to dealer stores also varies by product line and consists of national, regional and local wholesalers; independent distributors; and pet food manufacturers. The retail business competes on the basis of product quality, product knowledge, expertise, and customer service.

COUNTRY PRODUCTS GROUP

In 1999, Agway's Country Products Group (CPG) reorganized its business operations into three divisions - The Produce Group, The Business Group, and The Investment Group. Agway believes that all operations have sufficient capacity to meet their operating requirements. During 1999, CPG divested of the forage seed operation located in Nampa, Idaho and Powell, Wyoming.

THE PRODUCE GROUP: The Produce Group (generally  marketed under the name Country
Best) operates a network of sixteen offices/facilities. Facilities in DeWitt, Elba, Sterling and Chittenango, NY; Winder, Georgia; and Plant City, Florida specialize in sizing and packing potatoes, onions and corn into consumer packages for sale to grocery store and food service outlets. A second facility in Plant City, Florida specializes in handling and selling fresh strawberries and other vegetables primarily from Florida. There are three farmers' market locations (Forest Park, Georgia; and Tampa and Plant City, Florida) which sell a wide variety of produce to food service distributors and grocery store outlets. Produce brokerage locations operate out of Calverton, New York; Vero Beach and Pompano, Florida; and Idaho Falls, Idaho; and market a wide variety of produce across the United States. Truck brokerage offices are located in Forest Park, Georgia and Presque Isle, Maine; and a seed and tablestock potato marketing office is also located in Presque Isle, Maine.

THE BUSINESS GROUP: The Business Group consists of a wide variety of operations involved in commodity processing and repack operations, and manufacturing of bags and pet and animal feeds. The commodity processing and repack operations purchase certain commodities produced by Agway farmer-members and other farmers and conduct processing and repacking operations as well as marketing, sales, and distribution of the end products. Principal commodities processed, sold, and distributed include edible dry beans, human edible sunflower seed, bird food, and flour. Edible dry bean processing plants are located at Caledonia and Geneva, New York. Sunflower processing and storage facilities, located at Grandin, North Dakota, produce and market human edible sunflower seed, hulled millet, wild bird food, and related products. A major expansion of the sunflower facility was put into service during 1999. A pastry flour mill is located in Churchville, New York.

A multi-walled bag printing and manufacturing plant, located in Wapakoneta, Ohio, supplies bags used by internal Agway operations and external customers, including Pro-Pet, LLC, a pet food manufacturer, and Buckeye Feeds, a large animal feed company, in which Agway has minority interests.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


COUNTRY PRODUCTS GROUP (CONTINUED)

THE INVESTMENT GROUP:   The  Investment  Group  consists  of  several businesses
involved in new technologies to benefit agricultural and food businesses.

CPG Technologies International Inc., headquartered in Blue Bell, Pennsylvania, invests in food technologies such as the preservation of fruits and vegetables.

LifeRight Foods, LLC, headquartered in Philadelphia, Pennsylvania, is a joint venture owned 45% by CPG. The balance is owned 45% and 10% by two independent entities. The purpose of LifeRight Foods is to develop and market branded, nutritionally enriched food products for the retail market. This is to be accomplished through the development or license of animal feed products which produce enhanced food products. LifeRight Foods will also collaborate with Agriculture's Coordinated Dairy Systems Company to develop nutritionally enriched dairy food products for retail markets.

CPG Nutrients, a division of CPG headquartered in DeWitt, New York, is exploring opportunities to apply new technologies within the agricultural industry, and where feasible and practical, to introduce those products and market them to national and international agricultural customers. A facility in Kittanning, Pennsylvania is currently being equipped to begin production of the first product, OptigenTM 1200, a new controlled release nitrogen source.

CPG worked with Cornell University and New York State Electric & Gas Corporation to invest in a new hydroponics greenhouse in Ithaca, New York where testing is being done on controlled environment agriculture.

In 1999, CPG, through AHI, purchased approximately 16% of the outstanding common stock of a publicly traded company, Planet Polymer Technologies Inc. (Planet)(NASDAQ Small Cap-POLY), San Diego, California, and received warrants that, if fully exercised, would allow CPG to own as much as a total of 36% of Planet's outstanding common stock. In addition, CPG entered into an agreement with Planet for an exclusive worldwide license to all current and future products that utilize Planet's polymer technology for agricultural and food-related purposes (other than products already covered by existing agreements). Under the terms of the agreement, CPG has the exclusive right to grant licenses and sublicenses on the technology developed under the agreement to other parties. In return for the rights granted to CPG, CPG will pay royalties to Planet in accordance with the terms of the license agreement.

During the year ended June 30, 1999, The Investment Group incurred approximately $400 in research and development expenditures.

COMPETITION: CPG competes with a large number of firms of all sizes and types in most of its product categories. The principal factors of competition in these operations are product quality, efficiencies in product distribution, concentration in selected markets, technology and current market pricing. In the Produce Group and in the dry beans, flour and bag printing and manufacturing product lines of the Business Group, CPG does not occupy a major position in national markets. The bird food products are primarily marketed to the Agway retail store and dealer system and other cooperatives, and compete based on product quality. The human edible sunflower seed and hulled millet are marketed internationally and compete on the basis of product variety and quality.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


ENERGY

Agway Energy Products LLC (AEP), a Delaware limited liability company wholly owned by AHI, is a full-service energy solutions provider to residential, farm, and commercial customers principally in New York, Pennsylvania, New Jersey, and Vermont. AEP serves the majority of its customer base by providing home comfort, particularly in the area of heating, ventilation, and air conditioning (HVAC) equipment and fuels to power these systems. AEP installs and services all types of whole-house warm and cool air systems (furnaces, boilers, air conditioners), air cleaners, humidifiers, de-humidifiers, hearth products, space heaters, room air conditioners, and water systems. Services such as duct cleaning, air balancing, and energy audits are also offered. AEP is also engaged in the sale and delivery of fuel oil, kerosene, propane, gasoline and diesel fuel (both delivered direct to users and distributed through AEP's service stations), as well as natural gas and electricity where de-regulation makes that possible. A product emphasis on oil and propane heating fuels creates seasonal increases in sales and working capital requirements in the fall and winter months. All products are purchased from numerous suppliers or through open-market purchases.

During 1999, AEP owned and operated, within its geographic territory, 95 distribution and sales centers and 7 terminals with storage capacity of approximately 2.3 million barrels of product. AEP also distributes products through approximately 80 distributors and resellers. Agway believes that these facilities are sufficient to meet the current operating requirements of the business.

COMPETITION: The HVAC, fuel oil, propane, and power fuel industries in which AEP competes are generally fragmented and consist of a large number of small businesses. Some consolidation in HVAC and propane has created a number of larger competitors in these industries. Power fuel competition includes major oil companies as well as smaller, independent businesses. Also, several large, fully-integrated competitors have emerged offering a similar range of home comfort products and services. These competitors have evolved from utility companies in the face of deregulation and the corresponding threat to their traditionally captive customer base.

LEASING

Telmark LLC (Telmark), a Delaware limited liability company wholly owned by AHI, and its consolidated subsidiaries finance equipment, buildings, and vehicles to farmers and other customers in rural communities. Telmark operates a captive sales force as its primary distribution system in 29 states in the eastern and midwestern United States. Telmark also transacts business in the continental United States and Canada through a separate division, Telease Financial Services
(TFS), which generates business directly from farm equipment dealers and from brokers. TFS Limited is a Canadian corporation which conducts certain lease transactions with Canadian customers. Telmark Lease Funding I, LLC and Telmark Lease Funding II, LLC, both Delaware limited liability companies, were established solely to enable lease securitization financings entered into during 1997 and 1999, respectively.

As of June 30, 1999, Telmark had approximately $569,300 of leases outstanding with persons other than Agway and its subsidiaries, net of unearned interest and finance charges of approximately $199,000. Telmark finances its operations and lease portfolio growth through borrowings under its lines of credit, private placements of debt with institutional investors, sales of debentures to the public, or lease securitizations. As a result of Telmark issuing subordinated debentures to the public, it files its own periodic reports with the SEC pursuant to the Securities Exchange Act of 1934.

COMPETITION: Telmark competes with other financing companies in addition to traditional agricultural lenders. Other major sources of competition are manufacturers' finance and lease programs and regional banks offering financing products to their customers. The Farm Credit System, the major independent competitor presently active in the agricultural market, offers a complete array of traditional loan programs as well as lease financing.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


INSURANCE

Agway Insurance Company (Insurance) is a New York property and casualty insurance company wholly owned by AHI. This company is authorized to write insurance as specified in the New York Insurance Law, Sections 1113 and 4102(c), and currently writes insurance in 10 eastern states from the Insurance headquarters in DeWitt, New York. Lines of insurance sold include farmowners, homeowners, farm commercial and personal auto liability and physical damage, and miscellaneous commercial policies that support the agricultural marketplace. Agway General Agency Inc. (Agency) markets medical, long-term care, life and other products designed by non-affiliated companies for the agricultural marketplace. In addition, Agency provides administrative management services to Agway business units including claims, risk, facilities, data processing and payroll/benefits management.

COMPETITION: Insurance competes with major direct writers, national agency companies, and smaller regional insurance carriers. Insurance utilizes an independent agency distribution system to market insurance products and services for the benefit of the farm and rural community. Growth opportunities come through the development of specialty products for the agricultural community, professional agency recruitment, and dedication of marketing resources to targeted rural markets.

HUMAN RESOURCES

Agway and its subsidiaries employ approximately 7,200 persons, 2,700 of whom are part-time. There are approximately 130 employees represented by two different unions with six existing union contracts. We enjoy satisfactory relations with both our union and nonunion employees as a result of competitive wage, health, and benefit programs.

ADMINISTRATIVE

Our principal administrative office is located at 333 Butternut Drive in DeWitt, New York. It occupies approximately 180,000 square feet under terms of a lease with 8 remaining years with two 10-year renewal options. Agway also rents 80,000 square feet of administrative office space at 301 Plainfield Road, Syracuse, New York. Agway has not renewed this lease, which expires December 1999, and is relocating personnel to the principal administrative office or to an Agriculture enterprise office. Agway believes that the combination of its principal administrative office and other satellite business unit locations are sufficient for its operations.

REGULATION

Agway and its subsidiaries are subject to various laws and governmental regulations concerning employee health, product safety, and environmental matters. These laws and regulations are enforced by federal government agencies such as the Occupational Safety and Health Administration (OSHA), the Food and Drug Administration (FDA) and the Environmental Protection Agency (EPA). OSHA monitors employee safety and health matters. The FDA sets standards for foods and other products sold to consumers, and the EPA creates rules to protect the environment, such as rules to control pollution and to reduce exposure to chemicals. Many states have adopted similar laws and regulations, which are enforced by state agencies and some of which may be more burdensome than similar federal requirements.

Agway believes its business, as currently conducted, is not adversely affected by any of these laws and regulations. However, these laws and regulations are constantly changing and may impose greater requirements and expense on Agway and its subsidiaries in the future. Currently, Agway is negotiating with various government agencies concerning the clean up of hazardous waste sites. These sites are commonly known as Superfund sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA).

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


STOCKHOLDER MEMBERSHIP AND CONTROL OF AGWAY

Agway members are farmers or cooperative organizations of farmers who hold one share of Agway's Membership Common Stock and who purchase farm supplies or farm services, or market farm products through Agway, Agway dealer stores or other authorized dealers. Currently, there are approximately 71,000 members. Each share of Membership Common Stock is entitled to one vote for the election of directors and for other corporate actions.

The Membership Common Stock, $25 par value, is held only by active Agway members. Agway also has preferred stock. Four different series of Cumulative Preferred Stock (Series A, Series B, Series B-1 and Series C), $100 par value, is held by Agway members, the Agway, Inc. Employees' Thrift Investment Plan and the general public. Honorary Member Preferred Stock (Series HM), $25 par value, is held only by former Agway members (see Note 12 of the financial statements for further details of preferred stock).

Ownership of Membership Common Stock is different than ownership of common stock in typical business corporations because Agway is an agricultural cooperative. Membership Common Stock may only be purchased by persons who qualify as Agway members and is transferrable only with Agway's consent. Membership Common Stock indicates membership in Agway rather than indicating a significant equity interest in Agway. A holder of Membership Common Stock is limited to the $25 par value of the security, plus dividends declared and unpaid, if any, for the current year. Dividends are limited to 8% of the par value of Membership Common Stock and may be declared at the discretion of the Agway Board of Directors each fiscal year. The residual equity in the net assets of Agway is held for the benefit of past and present member-patrons of Agway.

The Board of Directors controls the affairs and business of Agway. All stockholder actions, except as otherwise provided by law, including the election of directors, are determined by the vote of Agway members present by proxy (another person authorized by the member to vote) or in person at the annual meeting (or special meetings) of members. There are 90 geographic member committees representing the members in the 15 districts. There are currently 15 directors on the Board of Directors. One director is nominated from each district by the member committees in that district. Once elected, a director holds office for a term of 3 years. Members elect 5 directors each year at the annual meeting to fill vacancies resulting from the expiration of the terms of certain district directors. Although the directors are nominated by the members of each district, the directors are elected to the Board of Directors by the vote of all members.

Each geographic member committee elects a chairperson for the committee. The chairperson plus one other member of the committee appointed by the chairperson become members of the Agway Council. Removal of the chairperson by the committee automatically removes that person from the Agway Council. The Agway Council meets with the Board of Directors annually, and serves as a contact between the Board of Directors, management of Agway, and the chairperson's committee. The purpose of the Agway Council is to improve member communications and to increase the effectiveness of the committees.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


RETAINED EARNINGS

Retained Earnings (also sometimes referred to as retained margins) are held for the benefit of past and present Agway members. Retained Earnings are all net earnings (gross receipts reduced by all operating expenses) of Agway remaining after payment of income taxes, dividends on issued and outstanding stock, patronage refunds, and all net earnings from the business activities of predecessors in interest (companies who were acquired by or merged into Agway), kept as reasonable reserves. Retained Earnings consist of :

(1) The portion of Member Earnings (net earnings based only on purchases from members) undistributed to members.

(2)   Net earnings based on nonmember purchases and marketing operations.

(3) All other income, including earnings from non-agricultural divisions and subsidiaries of Agway, dividends and interest from investments.

The Retained Earnings of Agway will only be distributed to Agway members upon dissolution of Agway. According to the By-laws adopted by Agway, upon dissolution, the Retained Earnings will be distributed proportionately among Agway's past and present members in accordance with their interests, after all debts are paid in full and any amounts due to holders of preferred stock, revolving fund certificates, and common stock are paid.

PATRONAGE REFUNDS

The By-laws of Agway provide that, after the end of each fiscal year, members shall be paid patronage refunds in cash, in an amount equal to the earnings realized on a tax basis by Agway after deduction for reasonable reserves for future operating expenses and amounts paid or set aside for payment of dividends on issued and outstanding stock of Agway. The total amount of patronage refunds paid must not exceed the total earnings attributable to the sale of farm supplies by Agway to members during the fiscal year. These patronage refunds are based on sales of feed, agronomic products, and selected eligible farm supplies to members for the fiscal year. Each member's total patronage refund is based on the proportion of his/her purchases of farm supplies made directly from Agway, Agway dealer stores or other authorized dealers during the fiscal year, to the total farm supply purchases made by all members in such year. No patronage refunds are payable with respect to the purchase of services for the marketing of farm products through Agway, unless specified in a contract between the member and Agway.

The By-laws of Agway also allow the Board of Directors to authorize the payment of patronage refunds to certain contract patrons. Contract patrons are persons or businesses, other than members, who purchase eligible farm supplies from Agway. Payment of patronage refunds to contract patrons must be made on the same terms and conditions as those specified above for members. Examples of contract patrons may be certain departments or agencies of state governments, the federal government, and charitable, religious or educational institutions that use or produce agricultural products. Business with contract patrons currently represents less than 1% of Agway's annual sales volume.

ITEM 3.  LEGAL PROCEEDINGS

Agway and its subsidiaries are not involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business except the following:

In August 1994, the Environmental Protection Agency (EPA) notified Motor Transportation Services, Inc. (MTS), a dissolved wholly owned subsidiary of AHI, that the EPA has reason to believe that MTS is a potentially responsible party
(PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) at the Rosen Site, Cortland, New York. The EPA requested that MTS and other PRPs participate in the ongoing Remedial Investigation/Feasibility Study (RI/FS) for the Rosen Site. In a related matter, other PRPs at the Rosen Site, Cooper Industries, Inc., et al., filed a complaint under CERCLA against Agway, MTS and other alleged PRPs at the Rosen Site in the U.S. District Court, Northern District of New York, in June 1992, seeking reimbursement for the cost of the ongoing RI/FS. Agway and MTS believe the relief sought by Cooper Industries, Inc., et al. is unjustified and are contesting the allegations in the lawsuit. In March 1998, the EPA issued a unilateral administrative order to the PRPs, including Agway and MTS, for a removal action at the Rosen Site. Agway and MTS have notified the EPA that they will comply with the order by cooperating with the other PRPs to assure that the removal action is performed. In addition, Agway and MTS have offered to cooperate with the other PRPs in performing a Remedial Design/Remedial Action (RD/RA) for the site in accordance with the Record of Decision (ROD) issued by the EPA and a Consent Decree has been entered by the Court as of May 1999. Agway currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

In December 1985, it was asserted by the Massachusetts Department of Environmental Protection (MDEP) that certain real property located in Acton, Massachusetts, previously owned by Agway is contaminated and that Agway and the current owner of the property are responsible for the cost of investigating and cleaning up environmental contamination at the property. In September 1993, Agway entered into an Administrative Consent Order with the MDEP pursuant to which Agway performed a phase II comprehensive site assessment. In March 1995, Agway and the current owner entered into a settlement agreement whereby Agway agreed, at Agway's expense, to complete any additional assessment, containment, removal or remediation actions at the property. The current owner agreed to cooperate with Agway in achieving a permanent solution satisfactory to the MDEP and in compliance with the MDEP's requirements. Agway prepared a risk assessment scope of work that was approved by the MDEP, and the MDEP also approved reclassification of the site. Agway finalized, in April 1998, its risk characterization and remedial action plan reports and, in July 1998, its remedy implementation plan report. Pursuant to the remedy implementation plan, Agway completed activities associated with the installation of an impermeable vegetated surface cover system in October 1998, will continue a ground water monitoring program and has implemented an activity and use limitation. In addition, Agway has negotiated a resolution of MDEP's claim for past response/oversight costs and interest related to the site. Agway currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

In August 1995, the EPA notified Agway that the EPA has reason to believe that Agway is a PRP under CERCLA at the Tri-Cities Barrel site, Port Crane, New York. The EPA requested that Agway and other PRPs participate in the ongoing RI/FS for the Tri-Cities Barrel site. The Removal Action has been completed, and Agway continues to participate with other PRPs in the ongoing RI/FS. In June 1997, the cooperating PRPs agreed upon an allocation of responsibility for past and future investigation and remediation costs. Based on this allocation and the cost estimates for the site, Agway has accrued its best estimate for any additional costs at the site.

While Agway is not depending on contributions from insurance or third parties in determining its reserves for environmental clean-up liability, we will determine on a site-by-site basis whether such a contribution claim is warranted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS There were no items submitted to a vote of security holders for the three months ended June 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a)   Principal Market:
      There is no market for the equity securities of Agway other than through its current practice of repurchasing outstanding securities at par ($25) whenever registered holders thereof elect to tender them for redemption.
(b)   Approximate Numbers of Holders of Common Stock:
      The number of holders of record of Agway's Common Stock, as of September 10, 1999, is 99,728, of which 29,172 shares have been called for those holders no longer meeting the membership eligibility requirements as identified in Section 2.1(a) in the By-Laws of Agway Inc.
(c)   Dividends Paid:
      An annual 6% dividend, or $1.50 per share, was paid on Agway's Common Stock in 1999 and 1998.
(d) Limitations on Ownership and Availability of Net Earnings to Membership Common Stockholders: Refer to Stockholder Membership and Control of Agway and Patronage Refunds under Business and Properties (Items 1 and 2).

ITEM 6.  SELECTED FINANCIAL DATA

The following Selected Financial Data of Agway and Consolidated Subsidiaries has been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, whose report for the three years ended June 30, 1999 is included elsewhere in the Form 10-K, and should be read in conjunction with the full consolidated financial statements of Agway and notes thereto.

                                                     (In Thousands of Dollars Except Per Share Amounts)
                                 -----------------------------------------------------------------------------------
                                                                    Years Ended June 30
                                 -----------------------------------------------------------------------------------
                                                     Restated
                                     1999              1998              1997             1996              1995
                                 -------------     -------------    --------------    -------------    -------------
Net sales and revenues.......    $  1,484,362      $   1,562,943    $  1,671,714      $   1,663,085    $   1,592,857
Earnings (loss) from
   continuing operations (1)(2)  $      1,795      $      12,189    $     10,670      $      11,147    $      (7,800)
Net earnings (loss)(1)(2)(3)(4)  $      1,795      $      41,145    $     10,670      $      12,662    $     (15,730)
Total assets (1) ............    $  1,477,051      $   1,417,294    $  1,300,261      $   1,245,891    $   1,225,193
Total long-term debt.........    $    374,116      $     354,529    $    330,371      $     291,666    $     268,310
Total subordinated debt......    $    486,303      $     462,196    $    438,127      $     414,927    $     399,064
Cash dividends per share
   of common stock ..........    $       1.50      $        1.50    $       1.50      $        1.50    $        1.50

(1) The 1998 data is restated to correct information regarding Agriculture's grain marketing activities as previously reported. As a result of recently disclosed losses in connection with these activities, earnings from continuing operations, net earnings, and total assets as currently reported for 1998 are lower than originally reported by $600, $600 and $900, respectively. See Management's Discussion and Analysis on pages 14 and 16 and Note 17 to the financial statements.
(2) The data reflects a net improvement from the sale of Allied Seed of $9,600 in 1999 and a credit before taxes from business restructuring of $3,248 in 1995 and $1,943 in 1996.
(3) The 1995 data reflects an after-tax loss of $12,360 in discontinued operations related to the sale of H.P. Hood, Inc. Hood) and an after-tax gain on the sale of Curtice Burns Foods Inc. of $4,430; and 1996 data reflects an after-tax gain on the sale of Hood of $1,515, net of operating losses until the time of sale.
(4) Effective July 1, 1997, Agway changed its method of determining the market-related value of its plan assets under Statement of Financial Accounting Standards (SFAS) No. 87, "Accounting for Pensions." A cumulative effect adjustment, net of tax, of $28,956 increased net earnings in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


The following discussion refers to Agway Inc. and Consolidated Subsidiaries and should be read in conjunction with Selected Financial Data (Item 6) and the Consolidated Financial Statements of Agway and Notes thereto (Item 8), specifically Financial Information Concerning Segment Reporting (Note 14). The purpose of this discussion is to outline the most significant factors having an impact upon the results of operations, the liquidity, and the capital resources of the Company for the three years ended June 30, 1999.

Agway reports its operations principally in five business segments: Agriculture, Country Products Group, Energy, Leasing, and Insurance. Agway modified its segment reporting in 1999 by combining the former Retail segment with the Agriculture segment, in light of a consolidation of these two operations in April 1999. Additionally, the Country Products Group was broken into its own segment to align our disclosure with how our business is managed, in accordance with the adoption, as of June 30, 1999, of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Relative Information." All prior year presentations have been restated to reflect these changes.

RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

CONSOLIDATED RESULTS

Agway's net earnings of $1,800 for 1999 decreased by $39,300 (96%) from restated net earnings of $41,100 in 1998. The 1998 net earnings included $29,000 net of tax income from the cumulative effect of a pension accounting change and $12,100 after-tax earnings from 1998 business activity. The $10,400 reduction in 1999 earnings from business activity includes an $18,300 reduction in pre-tax earnings offset by a $7,900 decrease in taxes in 1999 compared to 1998. The pre-tax earnings decrease is principally a result of increased losses of $7,500 in Agriculture's grain marketing department, a $10,500 increase in losses in Agriculture's retail business activities, and $10,500 in decreased pension income. These decreases are partially offset by a $9,600 net increase in income from the sale of Country Products Group's Allied seed business in 1999 as compared to earnings from Allied's operation in 1998 as well as improved earnings in most of Agway's other business activities, as discussed below. The decrease in pre-tax earnings and the effects of legal entity restructuring caused the reduction to tax expense for 1999.

On July 8, 1999, Agway announced that it had become aware of accounting irregularities in its grain marketing department (the department) and that Agway had initiated an investigation. It has been determined that unauthorized speculative positions in commodity instruments were taken within the department in violation of express policies which resulted in losses to Agway. In addition to losses from this activity in 1999, as more fully described in the Agriculture segment discussion below, after-tax losses of $600 related to grain marketing in 1998 were concealed within the department through improper accounting for premiums on options sold. To reflect these losses and their effect on the Company, Agway has filed an amended Form 10-K for 1998 and restated its financial results.

Consolidated net sales and revenues of $1,484,400 decreased $78,600 (5%) in 1999 compared to $1,563,000 in 1998. The decrease was substantially the result of a $93,600 decrease in the sales of agricultural feed and energy products used in Agway's business, which in turn resulted from a decrease in world market prices for those products. Additionally, sales declined in 1999 by $21,900 due to the sale of CPG's Allied seed business in the first quarter of 1999 and by $6,500 in the Agriculture direct marketing and retail operations. These declines, among others, were partially offset by sales increases of $24,700 due to volume improvements in the agricultural feed and energy businesses; increased sales of $7,500 in CPG, principally in the sunflower and produce operations; increased revenue of $6,900 from Energy's HVAC installation and service sales and growth in electric and gas marketing sales; and a $4,500 increase in lease revenues at Telmark.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


CONSOLIDATED RESULTS (CONTINUED)

Consolidated operating expenses of $1,465,900 decreased $55,300 (4%) compared to $1,521,200 in 1998. The decrease is primarily due to decreased costs of products and plant operations of $77,400 (6%) primarily from lower commodity costs, as noted above. The decline was partially offset by increased selling, general, and administrative (SG&A) expenses of $20,800 (16%) substantially due to increased labor costs, increased marketing costs and increased professional services associated with several projects including year 2000 readiness.

Other income, net, of $19,800 increased $6,400 (48%) in 1999 as compared to $13,400 in 1998. The increase is due to the gain on sale of CPG's Allied seed business, which was partially offset by lower patronage income from CF Industries in 1999 as compared to 1998.

Income tax expense of $4,200 in 1999 and $12,100 in 1998 results in effective tax rates of 70% and 50%, respectively. The increase in the effective rate results substantially from state taxes. Agway does not file a consolidated return for state tax purposes and therefore cannot recognize the benefit of operating losses of certain subsidiaries. This fact combined with an increase in non-deductible goodwill in 1999 increased the effective rate for 1999 as compared to the effective rate for 1998. Tax expense associated with the cumulative effect adjustment in 1998 totaled $16,500 and is reflected in the net cumulative effect amount.

AGRICULTURE

Total  Agriculture  sales and revenues of $775,700 in 1999  decreased by $19,500
(3%) compared to $795,200 in 1998. Volume increases in enterprise feed operations of $21,700 were more than offset by pricing decreases in the feed and agronomy sales of Agriculture's enterprise units in 1999 compared to 1998. The pricing decreases reflect the world market conditions of agricultural commodities. The overall enterprise feed unit volume increase of 10% in 1999 compared to 1998 reflects the acquisition of a new feed business in the first quarter of 1999. The agronomy business unit volume increased in 1999 compared to 1998 and is led by increased seed corn units (5%) and soybean seed units (4%). The service revenues in feed and agronomy businesses increased $700 in 1999 as compared to 1998.

Direct marketing sales in 1999 decreased $2,900 (5%) as compared to 1998. The sales decrease was attributable to a decrease in grain marketing sales of $3,100 due to lower wheat sales and lower commodity pricing as noted above and lower sales in the fertilizer operations of $5,400 due substantially to the lower commodity prices. The sales declines in grain marketing and the fertilizer operations were partially offset by a $5,600 improvement in the direct seed operations as a result of the continued growth in the commercial vegetable seed business.

Retail operations sales declined $3,600 (1%) in 1999 as compared to 1998. Retail store sales increased $4,200 (2%) in 1999 as compared to 1998. Improved sales of mulches and nursery products and increased sales from new store locations were partially offset by decreases in sales from closed store locations and lower bagged feed sales. The net increase in retail store sales was more than offset by the declines in wholesale sales. A number of our franchise dealers resisted a proposed change in the historical dealer relationship by sourcing some of their product elsewhere, which reduced the wholesale sales and changed the mix of product sold to products with overall lower gross margins. This dealer relationship was modified in the fourth quarter of fiscal 1999 to address concerns identified.

The Agriculture segment pre-tax loss of $32,900 in 1999 is $16,600 (102%) higher than the restated $16,300 loss in 1998. Of the $16,600 increase in losses, $7,500 is from the grain marketing department and $10,500 is from retail operations. As discussed more fully below, Agriculture's grain marketing department produced $8,600 in pre-tax losses in 1999 compared to a restated $1,100 loss in 1998. Also, as more fully disclosed below, losses in retail operations increased $10,500 to $22,200 in 1999 from $11,700 in 1998. The above increased losses more than offset the improved operating results in 1999 achieved by the agricultural enterprises from the sales of feed and agronomy products and services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


AGRICULTURE (CONTINUED)

On June 28, 1999, it was disclosed to Agway's management by personnel within Agriculture's grain marketing department (the department) that records within the department had been falsified to conceal losses from unauthorized activity. An investigation, under guidance from external legal counsel and including internal legal counsel, internal financial staff, external auditors, and private investigators, has been conducted. Reports on the investigation findings have been made directly to the Board of Directors. The investigation has determined that unauthorized speculative positions in commodity instruments were taken within the department in violation of express policies, which resulted in losses to Agway. Through falsification of market values on inventory held and on forward contracts and improper accounting for premiums on options sold, losses were concealed within the department, resulting in misreported earnings by Agway for the fourth quarter of the year ended June 30, 1998, and the first three quarters of fiscal 1999. In an effort to recover these losses, additional speculative positions in commodity instruments were taken within the department throughout 1999. In addition, while the unauthorized activity was occurring, the department did not hedge its inventory and forward contracts, in violation of express policies, which led to further losses from the department's operations. The 1999 loss includes $5,500 from unauthorized speculation in commodity instruments and $3,100 from operations, due in part to violating Agway policy by not hedging positions in inventory and forward contracts. To reflect these losses and their effect on the Company, Agway has amended its previously filed annual report on Form 10-K for the year ended June 30, 1998, and its 1999 quarterly reports on Form 10-Q with the SEC. To assure adherence to policies on use of commodity instruments, Agway has since reorganized the operating, control, and reporting structures of the department, reassigned management responsibility, and reduced the scope of its business activity. However, during the period it took to close the unauthorized speculative commodity instrument positions and hedge the open inventory and forward contract positions, further market losses of approximately $1,300 were incurred, which will be reflected in Agway's Form 10-Q for the first quarter of 2000.

Gross margins in the Agriculture retail operations decreased $4,600 as a result of the wholesale margins decreasing $1,900 from the lower sales noted above. Additionally, improved margins in the nursery-related products were more than offset by declining margins in all other product lines. Operating expenses of Agriculture's retail operation increased $4,400 from new locations added during the year and from increased labor costs. Additional costs of $1,400, principally related to severance, were incurred in connection with the consolidation of the retail business into Agriculture. Agriculture continues to review and assess the financial condition of all retail operations and will modify these operations, as deemed necessary, in order to improve the results of these operations.

Overall, Agriculture operations product margins in 1999 improved $7,100 (5%) over 1998.The feed and agaronomy businesses improved product margins $9,400(10%) in 1999 as compared to 1998. Feed product margins increased as a result of the combined increased feed tonnage, improved pricing strategies during 1999, and the acquisition of a new feed business in the first quarter of 1999. Agronomy product margins increased from improved margins in fertilizers, lime and pesticides. The product margin improvements in the feed and agronomy businesses were partially offset by a decline of $1,600 in direct marketing product margins. A $7,600 decrease in grain marketing margins due to the grain marketing losses noted above is partially offset by improved margins from the direct seed operations and by absence this year of the prior year's unfavorable experience with exchange-traded futures in our feed procurement business.

Agriculture operations expenses increased $9,100 (7%) in 1999 as compared to 1998. The increase is substantially due to increased costs associated with increased unit volume sales in the feed and agronomy businesses ($7,500) and the seed and fertilizer operations ($2,500) of direct marketing.

Finally, other revenues declined $3,300 (49%) mainly due to lower patronage refunds from CF Industries, and interest costs increased $800 (11%) due to the increased costs of carrying higher asset levels in 1999 as compared to 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


COUNTRY PRODUCTS GROUP

Total sales and revenues of $171,700 in 1999 decreased $14,400 (8%) compared to $186,100 in 1998. The sales and revenues from the continuing operations of Country Products Group (CPG) showed a net increase of $7,500 (5%) in 1999 as compared to 1998. The majority of the growth in sales came from two divisions:
The Business Group ($5,600) and The Produce Group ($1,800). The Business Group's sunflower seed operation experienced increased bird food sales over the prior year and increased volume of human edible sunflower seed sales from increased capacity from a new processing plant that became operational in 1999. These improvements were partially offset by lower sales in the flour operations due to low wheat prices and in bean operations due to lower export demand in 1999 as compared to 1998. The Produce Group sales growth is substantially due to the acquisition of new produce businesses during the second half of 1999. The overall decrease in CPG sales for 1999 is the result of the sale of the Allied seed business in the first quarter of 1999, which lowered sales in the current year by $21,900.

CPG pre-tax earnings of $12,100 in 1999 increased $5,900 (95%) from $6,200 in 1998. The increase in 1999 pre-tax earnings includes a net improvement in pre-tax earnings of $9,600 from the sale of Allied Seed which was partially offset by $2,300 in start-up costs incurred in 1999 related to initiatives for future growth in CPG's Investment Group and a $900 charge to reflect equity accounting for CPG's investment in Planet Polymer. The Business Group's bean and flour operations and the Produce Group operations realized increased pre-tax earnings of $900 due to stronger gross margins during 1999 as compared to 1998. Finally, despite the increase in sales in the Business Group's sunflower seed operation noted above, higher cost of product in 1999 as compared to 1998 and new expenses being incurred from the implementation of the new processing plant lowered pre-tax results in this business by $1,100.

ENERGY

Total Energy sales and revenues of $451,900 in 1999 decreased $53,200 (11%) as compared to $505,100 in 1998. The excess of supply in the world energy markets has driven competitive pricing down and reduced sales dollars by $62,900 in 1999 as compared to 1998. The reduced Energy sales were partially offset by an increase in revenue of $6,900 from HVAC installation and service sales and continued growth in the new electric and gas marketing business. In addition, sales increased $3,000 from increased unit volume of liquid petroleum product sales. A 23% increase in sales of power fuels to commercial customers was substantially reduced by the results of a decision not to renew a low-margin commercial contract in heating oil and a reduction in sales of retail power fuels. A planned reduction in the number of retail storage tanks in place in 1999 as compared to 1998 decreased retail sales of power fuels.

Pre-tax earnings from operations of $13,000 for 1999 increased $5,000 (63%) from $8,000 in 1998. The same imbalance of supply and demand noted above reduced energy commodity costs in 1999 over 1998 and along with increased HVAC and new business revenues provided for increased overall gross margins on all products of $12,300 (8%) as compared to 1998. The improvements to gross margins in 1999 were partially offset by a $9,000 (6%) increase over the prior year in operating expenses. The operating expense increase resulted from increased distribution labor costs, increased marketing costs and increased administrative costs, principally information systems costs related to year 2000 readiness. Interest expense declined $2,800 in 1999 due to lower asset levels (particularly inventory and receivables) during 1999 as compared to 1998. Other revenues generated from thruput product in Energy's system decreased $700 in 1999 as compared to 1998.

LEASING

Total revenues of $70,000 in 1999 increased $4,500 (7%) as compared to $65,500 in 1998. The increase is attributable in part to a $55,400 (11%) increase in net leases and notes during 1999 as compared to 1998. Increases in the lease portfolio from new booked volume of $252,100 in 1999 and $227,300 in 1998 exceeded lease reductions from collection and provision for credit losses of $196,700 and $177,400 in 1999 and 1998, respectively. The net increase in new booked volume has the effect of increasing revenues. Total revenues as a percentage of average net leases and notes decreased from 13.5% in 1998 to 13.1% in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


LEASING (CONTINUED)

Pre-tax earnings of $18,200 in 1999 increased $2,800 (18%) from $15,400 in 1998.
The 1999 increase in total revenues noted above was partially offset by increases in interest costs, SG&A costs and in the provision for credit losses in 1999 as compared to 1998. While the average cost of interest paid on debt decreased from 7.2% to 6.9%, the interest costs of $27,600 increased $800 (3%) in 1999 as compared to 1998 due to increased borrowings required to finance the growth of the lease portfolio noted above. The SG&A expenses of $16,200 in 1999 increased $500 (4%) from1998, primarily the result of additional personnel and incentive costs relating to additional new leases booked. The provision for credit losses of $8,000 in 1999 increased $400 (6%) as compared to 1998 based on Telmark's analysis of reserves required to provide for uncollectible receivables. Monthly, Telmark reviews its allowance for credit losses considering an analysis of delinquent accounts, current economic conditions, estimated residual values and the creditworthiness of Telmark customers. At June 30, 1999, the total value of non-earning accounts increased to $4,900 as compared to $3,000 in 1998.

INSURANCE

Total net revenues of $28,000 in 1999 increased $700 (2%) as compared to $27,300 in 1998. The increase was experienced in the net earned premiums of Agway Insurance Company. A reduction in the frequency and severity of catastrophic claims and favorable claims development in the 1995 experience rated reinsurance contract resulted in lower reinsurance premium cost incurred by the Insurance Company in 1999 as compared to 1998. In Agency, 1999 revenues were at the same levels as in 1998.

Pre-tax earnings of the Insurance Company of $1,000 increased $800 (400%) from $200 in 1998. The improved earnings resulted principally from a return to more historical levels of commission expense as compared to a large increase in commission expense in 1998. The Agency experienced a pre-tax loss of $500 in 1999 and 1998. This is principally related to expenses associated with the Agency's provision of administrative management services to Agway business units.


RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

CONSOLIDATED RESULTS

Agway's restated net earnings of $41,100 for 1998 increased $30,400 (284%) from net earnings of $10,700 in 1997. The $30,400 increase includes a net cumulative effect adjustment for a pension accounting change of $29,000 (see Note 13 to the consolidated financial statements) and a $1,500 (14%) increase in net earnings as compared to 1997. The net earnings increase represents a $7,700 pre-tax increase from 1997 offset by a $6,200 increase in tax expense as compared to 1997.

The net business unit pre-tax operating results decreased by $5,100 (27%) and are discussed below by business segment. Additionally, net corporate pre-tax expenses in 1998 increased $2,500 as compared to the prior year. The net corporate expense increase was principally due to a net $2,000 increase in corporate self-insurance costs based on liability claims outstanding and actuarial estimates of reserve development. The decline in net corporate pre-tax expenses was more than offset by the growth of the net pension asset recognized in the income statement during 1998, which was higher by $16,200 as compared to 1997. Of the pension-related increase, $15,000 was due to the change in accounting noted previously.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


CONSOLIDATED RESULTS (CONTINUED)

Consolidated net sales and revenues of $1,562,900 decreased $108,800 (7%) in 1998 compared to $1,671,700 in 1997. The decrease is primarily from the Energy segment ($102,000) due to a combination of reduced costs for petroleum products resulting in lower selling prices and reduced volume from the warmer winter season in 1998 as compared to 1997. The Agriculture segment experienced lower sales ($46,800) due to decreases in pricing levels of feed and crop products and a refocus of the retail business to exit specific product lines. These decreases to sales were partially offset by increased revenues at Country Products Group ($27,500) and increased lease revenues in Telmark ($8,600).

Consolidated operating expenses of $1,521,200 in 1998 decreased $121,700 (7%) compared to $1,642,900 in 1997. The decrease is primarily due to the decreased product costs and the reduced variable operational costs associated with the lower sales levels noted above. These decreases were partially offset by additional costs associated with volume growth in the lease portfolio in 1998. Selling, general and administrative (SG&A) expenses in 1998 were consistent with 1997 levels.

Other income, net, of $13,400 decreased $5,400 (29%) in 1998 compared to $18,800 in 1997. The decline was substantially due to receiving less patronage refund from a cooperative supplier in 1998 as compared to 1997.

Income tax expense of $12,100 and $5,900 in 1998 and 1997, respectively, resulted in effective tax rates of 50% and 36%, respectively. The increase in the effective rate is mainly attributable to the change in adjustments made in the prior years' tax liabilities (see Note 8 to the consolidated financial statements). Tax expense associated with the cumulative effect adjustment totaled $16,500 and is reflective in the net adjustment amount.

AGRICULTURE

Total Agriculture sales and revenues of $795,200 in 1998 decreased by $46,800 (6%) compared to $842,000 in 1997. Despite increased feed volume (5%) over the prior year, the decrease in pricing levels of feed products resulted in an overall decrease in total feed sales compared to 1997. Agronomy sales in 1998 declined compared to 1997, largely due to a similar decrease in pricing level of agronomy products as was experienced in the feed business. Even though agronomy sales dollars were down in 1998, volume increases were experienced principally in fertilizer (8%), seed corn units (7%), and soybean seed units (37%).

Total sales and revenues of the retail operations of Agriculture decreased $21,500. The decrease was the result of a continued focus on three primary product categories: yard and garden, pet food and pet supplies, and farm-related products. An outcome of this focus was reduced sales of $12,600 during 1998 through a planned reduction of the power equipment business at most retail locations and the discontinuation of the frozen food product line. Additionally, sales associated with bagged feed and fertilizers and farm supplies declined $8,000, principally due to a decline in demand for these products and an increased emphasis on bagged feed delivery routes. Increased sales were experienced from several nursery acquisitions during 1998 ($5,900). This increase was partially offset ($5,000) by reduced sales from closed stores, lower dealer volume, which was negatively impacted by the implementation of a new franchisee program which began in 1998, and a net decline in all other primary product categories.

Agriculture restated pre-tax operating loss of $16,300 in 1998 represents a higher loss by $8,400 (106%) than the operating loss of $7,900 in 1997. The 1998 pre-tax results have been restated to reflect losses from accounting irregularities in the Agriculture grain marketing department, as further described in the 1999 Management's Discussion and Analysis (MD&A) and in Note 17 to the financial statements. The retail operations pre-tax results decreased $9,400 in 1998 as compared to 1997 and Agriculture pre-tax results improved by $1,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


AGRICULTURE (CONTINUED)

Agriculture pre-tax improvement of $1,000 was due to improved results in direct marketing which decreased its pre-tax losses in 1998 by $6,600 as compared to 1997. The improvement to these operations was principally in gross margins due to lower unfavorable experience with exchange-traded futures in the feed business and improved margins in the seed business as the result of growth in the commercial vegetable seed business. These improvements were partly offset by increased pre-tax losses in enterprise operations of $4,400 due principally to reduced margins in feed and agronomy sales from the low commodity prices in 1998 as compared to 1997. Additionally, net support costs increased $1,300 in 1998 as compared to 1997. The increase in net support costs are due principally to reduced patronage income of $5,100 due to lower CF Industries Inc. earnings, offset by: (1) $1,500 in increased costs in 1997 due to a charge in the first quarter of 1997 for the adoption of a new accounting policy on impairment of long-lived assets and (2) overall lower support costs in 1998 of $2,300 as compared to 1997.

The Agriculture retail operations had increased losses of $9,400 in 1998 as compared to 1997. Overall, retail gross margins decreased $2,800 in 1998 as compared to 1997 principally due to the planned product line reductions noted above. The growth in margins in the nursery product lines, particularly through acquisitions in 1998, was offset by declines in margins of all other primary product lines. Despite the lower gross margin dollars, the gross margin percentage improved 2% in 1998 as compared to 1997. Service revenues also decreased in 1998 as compared to 1997 by $400, principally from lower maintenance fees on power equipment. Total expenses increased $4,400 in 1998 due principally to increased costs from new locations, non-recurring costs associated with business restructure in Retail and increased costs in payroll and depreciation of operating continuing store locations. Finally, other revenue in retail operations declined $1,300 in 1998 as compared to 1997 as the gains on the sale of surplus property in 1997 were greater than in 1998.

COUNTRY PRODUCTS GROUP

Total CPG sales and revenues of $186,100 increased $27,500 (17%) in 1998 as compared to $158,600 in 1997. The increase in CPG sales resulted from strong sales growth in its produce operations of $32,000 (44%) compared to 1997. This growth in produce resulted substantially from an acquisition of a business and the formation of a new produce operation during the first quarter of 1998. Additionally, an increasing customer base at the seed operation, principally other cooperative and wholesale businesses, increased sales in 1998 by $6,200 (39%) as compared to 1997. Sales growth at CPG was partially offset by the elimination of sales from the pet food business by $11,400, which was sold in 1997 to Pro-Pet LLC, a company in which CPG has a minority interest.

CPG's pre-tax earnings of $6,200 in 1998 increased $3,600 (138%) from pre-tax earnings of $2,600 in 1997. Operating improvements in a variety of CPG business operations during 1998 resulted in increased margins over 1997. In the produce operation, pre-tax earnings increased $2,600 principally from potatoes, onions and strawberries product lines. The Pro-Pet LLC investment and net charges in 1997 on the sale of the pet food manufacturing brands and businesses improved pre-tax earnings in 1998 over 1997 by $1,500 as the benefits of better inventory management and cost savings from the joint venture were realized. All other CPG business had a net improvement in pre-tax earnings ($100) over 1997. Initial start-up costs associated with new operations decreased pre-tax earnings by $600 in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


ENERGY

Total sales and revenues of $505,100 in 1998 decreased $102,000 (17%) compared to $607,100 in 1997. Reduced commodity cost for petroleum products in the current year allowed for reduced selling prices to customers. The lower selling prices in 1998 decreased sales by $54,100 compared to 1997. Total unit volume sold of all products decreased 10.5% in 1998, resulting in a sales decline of $56,200, mostly in the residential sales of heating oils and propane. This decline was mainly caused by the current year's winter season being 8% warmer, based on degree-days, compared to 1997. These declines were slightly offset by increases in sales of $8,300 from a growing natural gas product line for both residential and commercial customers and from an increase in service revenues as Energy continues to emphasize its technical strength in servicing heating, ventilating, and air-conditioning equipment.

Energy's pre-tax earnings of $8,000 in 1998 decreased $2,800 (26%) from $10,800 in 1997. The lower sales dollars, noted above, partially offset by stronger gross margin rates, reduced overall gross margin dollars on all products by $6,900 in 1998 as compared to 1997. Operating expenses declined by $1,700 in 1998 as compared to 1997. Total distribution costs were lower in part due to the decline in volume and in part due to initiatives to lower its delivery costs of products and to reorganize how Energy manages the markets it serves. Interest expense declined $1,700 in 1998 due to lower asset levels during 1998 as compared to 1997. Finally, increased thruput and storage revenues increased other revenue by $700 in 1998 as compared to 1997.

LEASE FINANCING

Total revenues of $65,500 in 1998 increased $8,600 (15%) compared to $56,900 in 1997. The increase is attributable in part to a $49,900 (11%) increase in net leases and notes during 1998 as compared to 1997. Increases in the lease portfolio resulting from new booked volume of $227,300 in 1998 and $231,000 in 1997 exceeded lease reductions from collection and provision for credit losses of $177,400 and $159,800 in 1998 and 1997, respectively. The net increase in new booked volume has the effect of increasing revenues. Total revenues, as a percentage of average net leases and notes, decreased slightly from 13.7% in 1997 to 13.5% in 1998.

Pre-tax earnings of $15,400 in 1998 increased $2,400 (19%) from $13,000 in 1997.
The increase in total revenues noted above was partially offset by increased interest cost of $3,400 (14%), increased SG&A costs of $3,100 (25%) and a decrease in the provision for credit losses of $300 (5%) in 1998 as compared to 1997. While the average cost of interest paid on debt decreased from 7.5% to 7.2%, the interest costs of $26,900 in 1998 increased $3,400 (14%) from 1997 due to increased borrowings required to finance the growth of the lease portfolio noted above. The SG&A expenses of $15,600 in 1998 increased $3,100 (25%) as compared to 1997, primarily the result of additional personnel and incentive costs relating to the additional new business booked and increased travel costs as Telmark expands its territory. The provision for credit losses of $7,600 in 1998 decreased $400 (5%) as compared to 1997 based on Telmark's analysis of reserves required to provide for uncollectible receivables. Telmark periodically reviews its allowance for credit losses considering an analysis of delinquent accounts, current economic conditions, estimated residual values, and the creditworthiness of its customers. During 1998, the total value of non-earning accounts increased only slightly to $3,000 in 1998 as compared to $2,700 in 1997.

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

Insurance  Company  pre-tax  earnings  of $200 in 1998  decreased  $1,000  (83%)
compared to $1,200 in 1997. The 1998 results were impacted principally by an increase in commission expense of $900. In addition, net claims losses increased slightly in 1998 compared to 1997. This resulted from lower 1998 reinsurance recoveries as the Insurance Company experienced more favorable claims severity and frequency results in 1998 compared to 1997. The Agency experienced a pre-tax loss of $500 in 1998 and 1997. This is principally related to expenses associated with the Agency's provision of administrative management services to Agway business units. The $300 decrease in 1998 Agency net revenues from sales of medical products was offset by a $300 decrease in SG&A expenses attributable to the medical product.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations and external borrowings continues to be Agway's major ongoing source of funds to finance capital improvements, business acquisitions, shareholder dividends, and a growing lease portfolio at Telmark. During the years ended June 30, 1997 and 1999, significant additional cash was generated from the sale of businesses, particularly at CPG.

                                                                       1999             1998              1997
                                                                  --------------    -------------    --------------
Net cash flows from (used in):
      Operating activities......................................  $      30,499     $     43,856     $      24,234
      Investing activities......................................        (81,503)         (82,331)          (77,014)
      Financing activities......................................         51,004           38,475            52,780
                                                                  --------------    -------------    --------------
Net increase (decrease) in cash and equivalents                   $           0     $          0     $           0
                                                                  ==============    =============    ==============

CASH FLOWS FROM OPERATIONS

The decline in net cash flows from operating activities of $13,400 in 1999 as compared to 1998 is due to a decrease in cash from earnings of $31,200 offset by a $17,800 decrease in demand for cash to fund working capital. The lower working capital demand for cash was from a larger decrease in receivable balances during 1999 (cash provided) as compared to 1998.

The increase in cash flow from operating activities in 1998 as compared to 1997 is due in part ($9,900) to a lesser demand for cash to fund working capital and in part ($9,700) due to increased cash from earnings. The biggest contributor to the lower demand was from a decline in receivables during 1998 (cash provided) as compared to increased receivable balances in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


CASH FLOWS FROM INVESTING

The most significant use of cash over the past three years has been in connection with Agway's growing lease financing business (Telmark). The cash requirements to fund lease origination growth in excess of lease repayments amounted to $63,500, $57,400 and $79,200 in 1999, 1998 and 1997, respectively.
Capital expenditures and business acquisitions required cash of $38,300, $33,900 and $27,900 for 1999, 1998 and 1997, respectively. Agway anticipates that capital expenditures and acquisitions will continue to increase as profits increase from planned growth in many of its business units.

Cash flow used in investing was partially funded by cash generated from investing activities, principally the proceeds from the disposal of business, which amounted to a total of $14,200, $0 and $22,000 in 1999, 1998 and 1997, respectively.

CASH FLOWS FROM FINANCING

Agway finances its operations and the operations of all its businesses and subsidiaries through Agway Financial Corporation (AFC). External sources of short-term financing for Agway and all its other continuing operations include revolving credit lines, letters of credit, and a commercial paper program. Insurance finances its activities through operations or with a combination of short- and long-term credit facilities. Telmark's finance arrangements are explained below. As of June 30, 1999, Agway had certain facilities available with banking institutions whereby lenders have agreed to provide funds up to $380,000 to separately financed units of the Company as follows: AFC - $65,000 and Telmark - $315,000. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank standby letter of credit.

AFC
As of June 30, 1999, AFC's available bank facilities included a short-term line of credit and a term revolving line of credit. These facilities and AFC's ability to issue commercial paper require collateralization using certain of Agway's accounts receivable and non-petroleum inventories (collateral). Amounts which can be drawn under these AFC agreements are subject to a limitation based on a specific calculation relating to the collateral available. Adequate collateral existed throughout 1999 to permit AFC to borrow amounts to meet the ongoing needs of Agway and is expected to continue to do so. The line of credit and term revolving line of credit additionally require Agway's investment in bank stock as additional collateral. In addition, the agreements include certain covenants, the most restrictive of which requires Agway to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained earnings. At June 30, 1999, Agway violated its interest coverage covenant but has subsequently obtained waivers from its lenders for June 1999 and amendments through the term of the agreements. In addition, due to the restatement of financial results, as described in the MD&A and in Note 17 to the financial statements, Agway violated certain of its covenants in its loan agreements, including the interest coverage covenant as of December 1998 and March 1999 and a tangible net worth covenant as of November and December 1998. Agway disclosed the above-referenced losses and restatements, and causes thereof, to its lenders and has obtained waivers for these violations. AFC annually renews its line of credit and commercial paper program in the quarter ended December 31. Agway expects to continue to have appropriate and adequate financing to meet its ongoing needs, although the terms of this financing cannot be determined at this time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


CASH FLOWS FROM FINANCING ACTIVITIES (CONTINUED)

AFC (continued)
The specifics of these AFC arrangements are as follows:

                                                                          Outstanding
                                                   Available      ------------------------------
                                                    6/30/99           6/30/99          6/30/98       Term Expires
                                                 ------------     -------------     ------------     ------------
Short-term line of credit*.....................  $     50,000     $           0     $          0        12/31/99
Term revolving line of credit..................  $     15,000     $           0     $          0        12/31/99
Commercial paper...............................  $     50,000     $      38,500     $     30,100        12/31/99

*AFC's short-term line of credit facility provides for an increase to $75,000, which will become available on October 1, 1999, to provide a facility for interim funding, if necessary, for maturing subordinated debt.

In addition, Agway, through AFC, offers subordinated money market certificates (and previously offered subordinated debentures) to the public. AFC's subordinated debt is not redeemable by the holder. However, AFC does have a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase. The foregoing debt bears interest payable semi-annually on January l and July 1 of each year. AFC's money market certificates bear interest at a rate that is the greater of the stated rate or a rate based upon the average discount rate for U.S. Government Treasury Bills (T-Bills), with maturities of 26 weeks. AFC subordinated money market certificates as of June 30, 1999, are due between October 1999 and October 2013 and bear a weighted average interest rate of 8.0%, while subordinated debentures due between July 1999 and July 2003 bear a weighted average interest rate of 8.1%.

In October 1999, $58,800 of subordinated money market certificates issued by AFC will mature. Agway expects to refinance this debt either through a new issue of subordinated debt, through short-term bank borrowings, or a combination of both.

Telmark
Telmark finances its operations and lease portfolio growth principally through payments received on existing leases, which totaled $188,600, $169,800 and $151,900 in 1999, 1998 and 1997, respectively. Additionally, Telmark's cash flows from operations, which were $22,800, $21,200 and $15,200 for 1999, 1998 and 1997, respectively, as well as borrowings under lines of credit, private placements of debt with institutional investors, sales of debentures to the public, sales of leases, and lease-backed asset securitization all provide financing sources for Telmark.

At June 30, 1999, Telmark has several credit facilities available from banks which allow Telmark to borrow up to an aggregate of $315,000. Uncommitted short-term line of credit agreements permit Telmark to borrow up to $65,000 on an uncollateralized basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amounts outstanding as of June 30, 1999 and 1998, under the short-term lines of credit and the revolving term loan facility were $35,000 and $156,300 and $20,000 and $165,000, respectively. The portion of the revolving term loan that is short term at June 30, 1999 and 1998, was $8,300 and $15,000, respectively. Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short- term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $65,000 lines of credit all have terms expiring during the next 12 months. The $250,000 revolving term loan facility is available through August 1, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

CASH FLOWS FROM FINANCING ACTIVITIES (CONTINUED)

Telmark (continued)
At June 30, 1999, Telmark also had balances outstanding on unsecured senior note private placements totaling $146,000. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to each other and each contains financial covenants, the most restrictive of which prohibit (i) tangible net worth, defined as tangible assets less total liabilities (excluding any notes payable to Agway Holdings, Inc.), from being less than $75,000, (ii) the ratio of total liabilities less subordinated notes payable to Agway Holdings, Inc. to shareholder's equity plus subordinated notes payable to Agway Holdings, Inc. from exceeding 5:1, (iii) the ratio of earnings available for fixed charges from being less than 1.25:1, and
(iv) dividend distributions and restricted investments made after September 30, 1997, that exceed 75% of consolidated net income for the period beginning on October 1, 1997, through the date of determination, inclusive. As of June 30, 1999, $13,000 of Telmark's member equity was free of this restriction. Telmark complied with all its covenants contained in its borrowing arrangements.

Telmark, through two wholly owned special purpose subsidiaries, has four classes of lease-backed notes outstanding totaling $58,800 and $17,700 at June 30, 1999 and 1998, respectively, payable to insurance companies. Interest rates on these classes of notes range from 6.5% to 7.6%. The notes are collateralized by leases, which Telmark sold to these subsidiaries, having an aggregate present value of contractual lease payments equal to the principal balance of the notes, and the notes are further collateralized by the residual values of these leases. The scheduled maturity of these notes is December 2007.

Telmark registers with the SEC from time to time to offer to the public debentures. The debentures are unsecured, subordinated to all senior debt at Telmark. The interest on the debt is payable quarterly on January 1, April 1, July 1, and October 1 of each relevant year and may, at the holder's option, be reinvested. The offering of the debentures is not underwritten, and there can be no guarantee as to the amount of debentures, if any, that will be sold. The proceeds of the offerings are used to provide financing for Telmark's leasing activities. Telmark's subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon the average discount rate for T-Bills, with maturities of 26 weeks. Telmark debentures as of June 30, 1999, are due between March 2000 and March 2003 and bear a weighted average interest rate of 8.1%. As of June 30, 1999, approximately $37,600 of debentures were outstanding under these offerings.

Telmark  conducts  ongoing   discussions  and  negotiations  with  existing  and
potential lenders for future financing needs. Agway believes Telmark will continue to have appropriate and adequate short-term and long-term financing to meet its ongoing needs.

Sources of longer-term financing of Agway include the following as of June 30, 1999:

Source of debt                                              Agway           AFC           Telmark           Total
--------------                                         -------------   ------------   --------------    ------------
Banks - due 8/99 to 4/04 with interest
     from 6.26% to 8.58%.............................  $           0   $      1,225   $      148,000    $   149,225
Insurance companies - due 7/99 to 3/07
     with interest from 6.4% to 7.64%................              0              0          204,801        204,801
Capital leases and other - due 1999 to 2018
     with interest from 7.5% to 10%..................         17,827          2,263                0         20,090
                                                       --------------  ------------   --------------    ------------
         Long-term debt..............................         17,827          3,488          352,801        374,116
Subordinated money market certificates - due
     10/99 to 10/13 with interest from 4.5% to 9.5%..              0        428,959                0        428,959
Subordinated debentures - due 1999 to 2003
     with interest at 7.0% to 8.5%...................              0         19,711           37,633         57,344
                                                       --------------  ------------   --------------    ------------
         Total subordinated debt.....................              0        448,670           37,633        486,303
                                                       --------------  ------------   --------------    ------------
              Total debt.............................  $      17,827   $    452,158   $      390,434    $   860,419
                                                       ==============  ============   ==============    ============

                                       25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


OTHER MATTERS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Agway is including the following cautionary statement in this Form 10-K to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Agway. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, Agway cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Certain factors that could cause actual results to differ materially from those projected have been discussed herein and include the factors set forth below. Other factors that could cause actual results to differ materially include uncertainties of economic, competitive and market decisions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Agway. Where, in any forward- looking statement, Agway, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," and "anticipate" and similar expressions identify forward-looking statements.

ENVIRONMENTAL ISSUES

Agway and its subsidiaries are subject to various laws and governmental regulations concerning environmental matters. We expect to be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and at sites with underground fuel storage tanks. We will also incur other expenses associated with environmental compliance. As part of its long-term environmental protection program, Agway spent approximately $100 in 1999 on capital projects related principally to the removal of underground storage tanks. Agway expects to have approximate expenses in the amount of $400 during 2000.

At June 30, 1999, Agway is designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Agway's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the determination of our estimated liability.

We continually monitor our operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of our degree of responsibility of a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. However, we believe that past experience provides a reasonable basis for estimating our liability. As additional information becomes available, estimates are adjusted as necessary. While we do not anticipate that any such adjustment would be material to our financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the reserves established will cause future cash outlays over approximately five years based upon current estimates, and it is not expected that such outlays will materially impact Agway's liquidity position.

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

Agway utilizes a number of computers and computer software ("systems") in the conduct of its business. Many systems are for specific business segments and others have broader corporate-wide use. Systems are principally involved in the flow of information. In addition, in some business segments, computer chips are embedded in the automation of certain processing or manufacturing operations.

Agway initiated its year 2000 compliance efforts in January 1996. The year 2000 compliance effort has been comprehensive, including each business segment as well as corporate-level activities. Agway engaged an international consulting firm in March 1998 to evaluate Agway's approach to year 2000 plans and implementation compared to industry "best practices." Year 2000 readiness responsibility has been assigned to high-level management within each business segment and for Agway as a whole. This includes periodic reports to the Board of Directors regarding the implementation timetable and the development of contingency plans. In the systems area, the effort has included (1) inventorying all critical information systems; (2) prioritizing those systems determined to be at risk; (3) planning the upgrade through system remediation, replacement, outsourcing, or disposal; (4) testing and implementation of upgraded systems; and (5) testing of the critical upgraded systems in a year 2000 environment created for that purpose. While upgraded systems are individually tested for year 2000 compliance prior to implementation, the year 2000 environment allows us to not only test them in a simulated year 2000 environment but also to test the interaction of critical systems on an "enterprise-wide" basis in a simulated year 2000 environment.

The prioritization of Agway's year 2000 compliance work considers, among other things, the seasonal business cycles of certain Agway business segments to allow for implementation of and training on major new systems during the non- peak portion of each segment's business cycle. Through July 1999, the inventory, prioritization, and planning stages for all information systems are complete. The testing and implementation stage is complete for most systems and the majority of information systems selected for enterprise-wide testing have also been completed. As of the end of July 1999, there is, however, still some information system work to be completed. The outstanding issues and their scheduled completion dates are discussed below:

- In June 1999, the Energy and Insurance segments completed implementation of a new general ledger accounts payable and fixed asset set of systems which had been implemented corporately and by the Agriculture and Leasing segments at the beginning of 1999. This set of systems was enterprise-wide tested in August 1999.

- The wholesale information systems within the Agriculture segment have largely been replaced with a new system. One remaining critical module is scheduled for implementation in September 1999. Other non-critical modules, which will improve operational efficiency, are scheduled for implementation by October 1999. Enterprise-wide testing of this wholesale system is scheduled for completion in October 1999. The accounts receivable system for the wholesale business is also scheduled for replacement by October 1999.

- The Agway Energy segment is replacing its retail operations information system. Rollout of this new system into each of the Energy business operating plants started in February 1999, after last year's winter season. Over 70% of the plants are presently operating on this new system and the remaining plants are scheduled for implementation from August through October 1999. Since this system was modified for Agway's use, the vendor is performing further year 2000 compliance testing and Agway's internal enterprise-wide testing of the system interfaces is scheduled for October 1999. In addition, the Energy segment has upgraded its wholesale accounts receivable system and is in process of training users for implementation, which is scheduled for September 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


YEAR 2000 (CONTINUED)

Based on the work to date, we believe that these remaining information system projects will be implemented on a timely basis as scheduled.

In addition to the information systems review noted above, Agway has also initiated processes to review and to modify, where appropriate, other areas impacted by year 2000. These areas include, but are not limited to, hardware and software associated with end-user computing functions (personal computers), information technology (IT) vendor relationships, external interfaces to internal IT systems, remote location access to IT systems, and certain non-information technology issues such as supplier year 2000 readiness, facility year 2000 readiness, and the extent to which embedded chips are used in machinery and equipment used in business operations. In the IT-related areas, Agway has completed significant assessments in its major business operations and has developed and implemented plans to address the critical issues. With respect to suppliers, Agway has initiated dialogue, both in writing and with key vendors by interview, regarding their year 2000 readiness. These communications will continue to the extent useful through December 1999. In the case of embedded chips in manufacturing and processing operations, the review, assessment, and remediation are complete in the Country Products Group and Energy segments. The Agriculture segment has determined that the only facilities requiring further consideration are the feed mills, which are currently under review. Remediation of embedded chips in these mills, if any, is expected to be moderate and to be completed by October 1999.

The year 2000 compliance issue is an uncertainty that is continuously being monitored as Agway implements its plans. Based on the work performed to date, Agway presently believes that the likelihood of the year 2000 having a material effect on the results of operations, liquidity, or financial condition is remote. Notwithstanding the foregoing, it is not presently clear that all parts of the country's infrastructure, including such things as the national banking systems, electrical power, transportation of goods, communications, and governmental activities, will be fully functioning as the year 2000 approaches. Our research to date gives us increased confidence in many of these infrastructure components but also persuades us that absolute certainty regarding their performance will not likely be possible prior to passing into the year 2000. To the extent failure occurs in such activities, which are outside Agway's control, it could affect Agway's sources of supply and Agway's ability to service its customers with the same degree of effectiveness with which they are served presently. Agway has identified elements of the infrastructure that are of greater significance to its operations and is obtaining information on an ongoing basis as to their expected year 2000 readiness.

Each of Agway's business segments has either completed or is in the process of completing business contingency and continuity plans in the event of unusual business developments due to entering into the year 2000. The methodology used for this planning process was common for each business area. Each business unit identified its business processes and assessed each process on the basis of its importance to the conduct of business and the probability of its having a year 2000-generated problem. Processes identified as critical to the conduct of business with a moderate or higher probability of exposure to year 2000 disruption were then investigated for work-around alternatives. Those processes for which alternatives were not readily available were then considered further for establishment of business contingency and continuity plans.

Our business contingency and continuity plans were set to provide the best possible assurance first for those services we provide customers that involve human health and safety, i.e., principally delivery of energy products; second for those services that involve animal life and welfare, principally delivery of animal feeds; and third for those business activities that provide cash flow to Agway to permit us to meet our obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


YEAR 2000 (CONTINUED)

Based on these priorities, the most severe difficulty that we could face would be either the disruption of supply of our energy or feed products to the Northeast or power failures which would disrupt ability to deliver product to our customer base. In both our energy and feed businesses, we have multiple locations throughout our market territory and will store product to the extent possible prior to December 31, 1999, as a contingency plan. In the normal course of business, we have multiple suppliers so that alternative supply is available. If primary transportation of bulk product to the Northeast, i.e., pipelines or rail, is impaired, we would move to alternative transportation to the extent available, move product from locations with higher stored inventory to locations experiencing shortages and, if necessary, particularly in Energy, move to allocation programs which are part of our standard business continuity programs. Similarly, in the event of localized power failures, we have the ability in emergency conditions to move product from non-affected locations to affected locations.

Finally, we have established a command center that makes use of the telephones and work space in our existing overnight call center. A back-up generator is in place with capacity to provide power to this command center, Agway's computer center, and limited additional space. Business units have been allocated work space in this area to monitor and react to critical business interruptions just prior and subsequent to the millennium date change.

Agway has incurred significant internal staff costs as well as consulting and other expenses related to its year 2000 efforts. Due to the level of effort required to complete remediation for the year 2000, non-business critical system enhancements have been deferred until the year 2000 efforts have been completed. The conversion and testing of existing systems and the replacement of systems are expected to cost Agway approximately $18,100, of which $14,900 has been incurred and $3,200 is expected to be incurred from July 1999 through December 1999. Approximately 85% of these estimated costs represent replacement costs and will be capitalized. Additionally, Agway estimates the costs to remediate all other areas, as well as costs to create corporate-level testing environments and contingency planning efforts, approximate $3,500, of which $2,300 has been incurred and $1,200 is expected to be incurred from July 1999 through December 1999. However, these costs will vary as Agway continues to assess and implement its plans or if Agway is required to invoke contingency plans. Agway treats non-capital costs associated with year 2000 as period costs and they are expensed when incurred.

The year 2000 statements set forth above are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).

AGRICULTURAL ECONOMY AND OTHER FACTORS

The financial condition of Agway can be directly affected by factors affecting the agricultural economy, since these factors impact the demand for our products and the ability of our customers to make payments for products already purchased through credit extended by us. These factors may include: (i) changes in government agricultural programs that may adversely affect the level of income of customers of Agway (e.g., milk marketing orders and acreage reduction programs); (ii) weather-related conditions which periodically occur that can impact the agricultural productivity and income of the customers of Agway; and
(iii) the relationship of demand relative to supply of agricultural commodities produced by customers of Agway. Agway can also be affected by major international events, like the downturn in foreign economies, which can affect such things as the price of commodities we use in our operations as well as the general level of interest rates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


AGRICULTURAL ECONOMY AND OTHER FACTORS (CONTINUED)

Federal agricultural legislation, formally known as The Federal Agriculture Improvement and Reform Act of 1996, replaced the former program of variable price-linked deficiency payments with fixed payments to farmers which decline over a seven-year period. This legislation also eliminated federal planting restrictions and acreage controls allowing farmers more flexibility to plant for the market. The impact of this legislation on the agricultural economy, and on the financial condition of Agway, is not expected to be significant in the short-term. The longer-term impact on our financial condition of such a major change in the federal government's role in agriculture cannot be predicted at this time.

Agway Energy Products is impacted by factors such as weather conditions in the Northeast and the relationship of supply and demand for petroleum products worldwide as well as within Agway's market. Agway's agricultural, retail and insurance businesses can be impacted by weather conditions as well as from fluctuations in the economy in the northeastern United States that, in general, affect consumer demand for products. To the extent that these factors adversely affect our customers, the financial condition of Agway could be adversely affected.

FUTURE ACCOUNTING REQUIREMENTS

See Note 1 to consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (THOUSANDS OF DOLLARS)


Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of Agway due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of interest rates and commodity prices. These exposures are directly related to our normal funding and investing activities and to our use of agricultural and energy commodities in the operation of our business.

INTEREST RATE EXPOSURE

We do not use derivatives or other interest rate instruments to hedge interest rate risk due to the fixed rate nature of the majority of our debt obligations. The following table provides information about the other financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                                                                                                        Fair Value
                                     2000        2001        2002        2003        2004     Thereafter     Total       6/30/99
                                  ---------   ---------   ---------   ---------   ---------   ----------   ----------   ----------
ASSETS
Available-for-sale securities     $   3,040   $   3,501   $   4,883   $   4,282   $   2,235   $   18,451   $   36,392   $   36,438
Weighted average interest rate..      6.18%       6.40%       6.21%       6.35%       6.39%        6.34%

LIABILITIES
Bank lines of credit - Telmark       43,300                                                                    43,300       43,300
Weighted average interest rate..      5.79%

Long-term debt, including
  current portion - Telmark.....     91,461      84,431      68,581      48,608      57,529        2,191      352,801      361,086
Weighted average interest rate..      7.05%       6.75%       6.67%       6.70%       6.65%        6.62%

Subordinated debentures,
  including current
  portion - Telmark.............     18,200       3,766       4,650      11,017                                37,633       37,887
Weighted average interest rate..      8.23%       7.49%       7.29%       8.00%

Commercial paper - AFC..........     38,500                                                                    38,500       38,500
Weighted average interest rate..      5.02%

Long-term debt, including
  current portion - Agway & AFC.      2,984       5,611       7,560         239         196        1,645       18,235       18,230
Weighted average interest rate..      8.47%       8.52%       8.50%       7.95%       8.06%        6.92%

Subordinated debentures,
  including current
  portion - AFC.................     11,632                   3,234                   4,845                    19,711       19,681
Weighted average interest rate..      8.34%                   7.38%                   7.88%

Subordinated money market
  certificates, including
  current portion - AFC.........     47,136      49,278      48,731      36,036      39,007      208,771      428,959      424,207
Weighted average interest rate..      7.63%       9.15%       8.25%       6.92%       8.10%        7.80%

Telmark, Agway's leasing business, endeavors to limit the effects of changes in interest rates by matching as closely as possible, on an ongoing basis, the maturity and repricing characteristics of funds borrowed to finance its lease activities with the maturity and repricing characteristics of its lease portfolio. However, a rise in interest rate would increase the cost of that portion of debt which is not precisely matched to the characteristics of the portfolio. Telmark has a formal risk management policy which limits the short-term exposure to an amount which is immaterial to the results of operations or cash flows. Telmark subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon the average discount rate for T-Bills, with maturities of 26 weeks. Based on the T-Bill rate of 4.9% as of June 30, 1999, as compared to the stated rates of the debentures which range from 6.0% to 8.5% at June 30, 1999, we believe that a reasonably possible near-term change in interest rates and the conversion of debt to a variable rate would not cause material near-term losses in future earnings or cash flows. Finally, for the portion of debt which is not precisely matched as of June 30, 1999, we do not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values, or cash flows of Agway.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (THOUSANDS OF DOLLARS)


INTEREST RATE EXPOSURE (CONTINUED)

AFC's subordinated money market certificates bear interest at a rate that is the greater of the stated rate or a rate based upon the discount rate of T-Bills, with maturities of 26 weeks. Based on the T-Bill rate of 4.9% at June 30, 1999, as it compares to the stated rates of the money market certificates which range from 4.5% to 9.5% at June 30, 1999, we believe a reasonably possible near-term change in T-Bill rates and the conversion of AFC debt to a variable rate would not cause material near-term losses in future earnings or cash flows.

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

In the Energy segment, exchange-traded commodity instruments and, in certain circumstances, over-the-counter contracts with third parties are used principally for gasoline, distillate, and propane. They are entered into as a hedge against the price risk associated with Energy's inventories or future purchases and sales of the commodities used in its operations. Generally, the price risk extends for a period of one year or less. A sensitivity analysis has been prepared to estimate Energy's exposure to market risk of its exchange-traded and over-the-counter commodity instrument position as of June 30, 1999 and 1998. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact by market price changes to the underlying commodities that the commodity instruments are hedging. As of June 30, 1999 and 1998, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of Energy's commodity instruments was $1,100 and $500, respectively.

In the Agriculture segment's feed business, exchange-traded commodity instruments are used principally to hedge corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products. Since November 1997, all transactions involving derivative financial instruments in the feed business are required to have a direct relationship to the price risk associated with existing inventories or future purchase or sale of its products. A sensitivity analysis has been prepared to estimate Agriculture's feed business exposure to market risk of its exchange-traded instrument position as of June 30, 1999 and 1998. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact by market price changes to the underlying commodities that the commodity instruments are hedging. As of June 30, 1999 and 1998, assuming a 10% hypothetical change in the underlying commodity price, the
potential change in  fair  value  of  Agriculture's  feed   business  commodity
instruments was not material.

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

A sensitivity analysis has been prepared to estimate the department's exposure to market risk of its exchange-traded commodity instrument position as of June 30, 1999 and 1998. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. As noted above, grain marketing historically enters into generally matched transactions to hedge against price fluctuations. However, as previously discussed, during the fourth quarter of 1998 and throughout 1999, unauthorized speculative positions were taken so that the commodity instrument activity of the department was not effectively hedging the underlying commodities and forward contracts. As of June 30, 1999 and 1998, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of the department's commodity instruments was $2,900 and $700, respectively. Subsequent to year-end, open unauthorized speculative commodity instruments were closed. In addition, inventory and open forward contracts have been hedged. During the period it took to restructure and hedge the open positions of the department, further market losses of approximately $1,300 were incurred, which will be reflected in Agway's Form 10-Q for the first quarter of fiscal 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGES
                                                                                                              -----
AGWAY INC. AND CONSOLIDATED SUBSIDIARIES:
      Agway Inc. Report on Financial Statements..............................................................    35

      Report of Independent Accountants......................................................................    36

      Consolidated Balance Sheets, June 30, 1999 and 1998....................................................    37

      Consolidated Statements of Operations, fiscal years ended June 30, 1999, 1998 and 1997.................    38

      Consolidated Statements of Comprehensive Income, fiscal years ended June 30, 1999,
           1998 and 1997.....................................................................................    39

      Consolidated Statements of Changes in Shareholders' Equity, fiscal years ended June 30,
           1999, 1998 and 1997...............................................................................    40

      Consolidated Statements of Cash Flow, fiscal years ended June 30, 1999, 1998 and 1997..................    41

      Notes to Consolidated Financial Statements.............................................................    42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with accountants on accounting and financial disclosure.

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


                                                        /s/ DONALD P. CARDARELLI
                                                         BY DONALD P. CARDARELLI
                                                               President and CEO
                                                               September 2, 1999



                                                            /s/ PETER J. O'NEILL
                                                             BY PETER J. O'NEILL
                                                           Senior Vice President
                                                               Finance & Control
                                                               September 2, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Agway Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 75 present fairly, in all material respects, the financial position of Agway Inc. and its subsidiaries at June 30, 1999 and 1998, and the result of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 75 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The 1998 financial statements have been restated to correct for the accounting effect of the irregularities as described in Note 17.

As discussed in Note 13, the Company changed its accounting for pensions in 1998.




/s/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Syracuse, New York
September 2, 1999

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998
                             (THOUSANDS OF DOLLARS)

                                 ASSETS                                                                 RESTATED
                                                                                      1999                1998
                                                                                  -------------      --------------
Current assets:
     Trade accounts receivable (including notes receivable of
         $45,960 and $49,394, respectively), less allowance for
         doubtful accounts of $7,155 and $7,926, respectively...................  $     185,536      $      203,637
     Leases receivable, less unearned income of $64,330 and $65,048,
         respectively...........................................................        131,431             137,493
     Advances and other receivables.............................................         23,456              25,480
     Inventories................................................................        146,066             149,214
     Prepaid expenses and other assets..........................................         52,341              52,774
                                                                                  -------------      --------------
         Total current assets...................................................        538,830             568,598
Marketable securities...........................................................         35,099              36,412
Other security investments......................................................         51,010              51,761
Properties and equipment, net...................................................        215,425             213,795
Long-term leases receivable, less unearned income of $134,623 and
     $110,721, respectively.....................................................        419,444             357,777
Net pension asset...............................................................        198,160             176,792
Other assets....................................................................         19,083              12,159
                                                                                  -------------      --------------
         Total assets...........................................................  $   1,477,051      $    1,417,294
                                                                                  =============      ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                        RESTATED
                                                                                      1999                1998
                                                                                  -------------      --------------
Current liabilities:
     Notes payable..............................................................  $      81,800      $       65,100
     Current installments of long-term debt.....................................         94,699              99,173
     Subordinated debt, current.................................................         76,968              75,589
     Accounts payable...........................................................        115,350             114,548
     Other current liabilities..................................................        115,865             114,311
                                                                                  -------------      --------------
         Total current liabilities..............................................        484,682             468,721
Long-term debt..................................................................        279,417             255,356
Subordinated debt...............................................................        409,335             386,607
Other liabilities...............................................................        104,670             100,381
                                                                                  -------------      --------------
         Total liabilities......................................................      1,278,104           1,211,065
Commitments and contingencies...................................................
Shareholders' equity:
     Preferred stock, less amount held in Treasury..............................         42,917              47,871
     Common stock ($25 par--300,000 shares authorized; 172,706 and 172,265
         shares issued, less amount held in Treasury)...........................          2,506               2,571
     Accumulated other comprehensive income (loss)..............................           (239)                425
     Retained earnings..........................................................        153,763             155,362
                                                                                  -------------      --------------
         Total shareholders' equity.............................................        198,947             206,229
              Total liabilities and shareholders' equity........................  $   1,477,051      $    1,417,294
                                                                                  =============      ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                             (THOUSANDS OF DOLLARS)

                                                                                    RESTATED
                                                                   1999               1998                1997
                                                              -------------       -------------      --------------
Net sales and revenues from:
     Product sales (including excise taxes)...............    $   1,386,388       $   1,470,132      $    1,587,751
     Leasing operations...................................           70,006              65,476              56,943
     Insurance operations.................................           27,968              27,335              27,020
                                                              -------------       -------------      --------------
         Total net sales and revenues.....................        1,484,362           1,562,943           1,671,714
                                                              -------------       -------------      --------------

Cost and expenses from:
     Products and plant operations........................        1,268,899           1,346,276           1,471,885
     Leasing operations...................................           27,626              26,871              23,486
     Insurance operations.................................           17,152              16,653              16,437
     Selling, general and administrative activities.......          152,221             131,413             131,116
                                                              -------------       -------------      --------------
         Total operating costs and expenses...............        1,465,898           1,521,213           1,642,924
                                                              -------------       -------------      --------------

Operating earnings........................................           18,464              41,730              28,790
Interest expense, net of interest income of $9,140,
     $10,032, and $9,976, respectively....................          (32,286)            (30,825)            (30,970)
Other income, net.........................................           19,790              13,361              18,763
                                                              -------------       -------------      --------------
Earnings from operations before income taxes..............            5,968              24,266              16,583
Income tax expense........................................           (4,173)            (12,077)             (5,913)
                                                              -------------       -------------      --------------

Earnings before cumulative effect of an accounting
     change...............................................            1,795              12,189              10,670
                                                              -------------       -------------      --------------

Cumulative effect of accounting change, net of tax
     expense of $16,500...................................                0              28,956                   0
                                                              -------------       -------------      --------------

Net earnings..............................................    $       1,795       $      41,145      $       10,670
                                                              =============       =============      ==============

















The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                             (THOUSANDS OF DOLLARS)

                                                                                    RESTATED
                                                                   1999               1998                1997
                                                              -------------       -------------      --------------
Net earnings .............................................    $      1,795        $     41,145       $      10,670

Othercomprehensive   income,   net  of  tax:
   Unrealized gains (losses)  on available-for-sale
   securities:
         Unrealized holding gains (losses) arising
             during period................................            (685)                660                 413
         Reclassification adjustment for losses included
             in  net income...............................              21                  45                  11
                                                              -------------       -------------      --------------
Other comprehensive income(loss) .........................            (664)                705                 424
                                                              -------------       -------------      --------------

Comprehensive income......................................    $      1,131        $     41,850       $      11,094
                                                              =============       =============      ==============


































 The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                             (THOUSANDS OF DOLLARS)

                                                                                 ACCUMULATED
                                                COMMON STOCK                        OTHER
                                               (PAR VALUE $25)      PREFERRED    COMPREHENSIVE      RETAINED
                                              SHARES     AMOUNT       STOCK       INC (LOSS)        EARNINGS         TOTAL
                                            ---------   ----------  -----------  -------------     ----------    -------------
Balance June 30, 1996.....................   107,574    $   2,689   $   59,319   $       (704)     $  111,418    $     172,722

      Net earnings........................                                                             10,670           10,670
      Dividends declared..................                                                             (4,237)          (4,237)
      Redeemed, net.......................    (2,022)         (50)      (1,778)                                         (1,828)
      Other comprehensive income..........                                                424               0              424
                                            ---------   ----------  -----------  -------------     ----------    -------------

Balance June 30, 1997.....................   105,552        2,639       57,541           (280)        117,851          177,751

      Net earnings, as restated...........                                                             41,145           41,145
      Dividends declared..................                                                             (3,634)          (3,634)
      Redeemed, net.......................    (2,714)         (68)      (9,670)                                         (9,738)
      Other comprehensive income..........                                                705               0              705
                                            ---------   ----------  -----------  -------------     -----------   --------------

Balance June 30, 1998, as restated........   102,838        2,571       47,871            425         155,362          206,229

      Net earnings........................                                                              1,795            1,795
      Dividends declared..................                                                             (3,394)          (3,394)
      Redeemed, net.......................    (2,597)         (65)      (4,954)                                         (5,019)
      Other comprehensive income..........                                               (664)              0             (664)
                                            ---------   ----------  -----------  -------------     -----------   --------------

Balance June 30, 1999.....................   100,241    $   2,506   $   42,917   $       (239)     $  153,763    $     198,947
                                            =========   ==========  ===========  =============     ===========   ==============

Common shares, purchased at par value, held in Treasury at June 30 were: 72,465 in 1999; 69,427 in 1998; 66,240 in 1997. A common stock dividend per share of $1.50 was declared for 1999, 1998 and 1997. Dividend payments are restricted to a maximum of 8% of par value per annum. See Note 12 for the details of preferred stock activity.




















The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                             (THOUSANDS OF DOLLARS)

                                                                                    RESTATED
                                                                   1999               1998                1997
                                                              -------------       -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ..........................................    $      1,795        $     41,145       $      10,670
   Adjustments to reconcile earnings to net cash:
       Depreciation and amortization......................          26,676              28,797              29,831
       Receivables and other asset provisions.............          11,194              11,390              10,341
       Net pension income.................................         (21,368)            (31,909)            (14,871)
       Cumulative effect of accounting change, net of tax.               0             (28,956)                  0
       Patronage refund received in stock.................            (992)             (2,494)             (4,984)
       Deferred income tax expense........................           4,251              25,768               4,795
       (Gain) loss on disposition of:
           Businesses......................................        (11,097)                  0                (360)
           Other security investments.....................           1,267                   0                   0
           Properties and equipment.......................            (401)             (1,210)             (2,613)
       Changes in assets and liabilities,  net of effects
       of businesses acquired or sold:
           Receivables....................................          18,020               7,962                (210)
           Inventory......................................           1,225               2,042               6,048
           Payables.......................................             335                 814              (3,278)
           Other..........................................            (406)             (9,493)            (11,135)
                                                              -------------       -------------      --------------
Net cash flows from operating activities..................          30,499              43,856              24,234

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of properties and equipment..................         (30,250)            (30,952)            (25,745)
   Cash paid for acquisitions.............................          (8,030)             (2,969)             (2,178)
   Disposition of properties and equipment................           4,972               8,770              11,429
   Purchases of marketable securities available for sale..          (6,333)            (12,529)            (25,084)
   Sale of marketable securities available for sale.......           6,982              12,407              24,037
   Leases originated......................................        (252,107)           (227,270)           (231,006)
   Leases repaid..........................................         188,637             169,827             151,851
   Purchases of investments in related cooperatives.......          (2,172)             (2,601)             (4,657)
   Proceeds from sale of investments in related
   cooperatives...........................................           2,648               2,986               2,381
   Proceeds from disposal of businesses...................          14,150                   0              21,958
                                                              -------------       -------------      --------------
Net cash flows used in investing activities...............         (81,503)            (82,331)            (77,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in short-term borrowing.....................          16,480               5,510              (3,000)
   Proceeds from long-term debt...........................         113,852             133,837             132,771
   Repayment of long-term debt............................         (94,722)           (110,644)            (91,394)
   Proceeds from sale of subordinated debentures..........         133,948             118,371              63,086
   Redemption of subordinated debt........................        (109,842)            (94,302)            (39,887)
   Payments on capitalized leases.........................            (161)               (617)             (2,671)
   Proceeds from sale of stock............................              45                  18               2,291
   Redemption of stock....................................          (5,064)             (9,755)             (4,119)
   Cash dividends paid....................................          (3,532)             (3,943)             (4,297)
                                                              -------------       -------------      --------------

Net cash flows from financing activities..................          51,004              38,475              52,780
                                                              -------------       -------------      --------------
Net increase (decrease) in cash and equivalents...........               0                   0                   0
Cash and equivalents at beginning of year.................               0                   0                   0
                                                              -------------       -------------      --------------
Cash and equivalents at end of year.......................    $          0        $          0       $           0
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Agway Inc. was incorporated under the Delaware General Corporation Law in 1964 and is headquartered in DeWitt, New York. Agway is an agricultural cooperative directly engaged in manufacturing, processing, distribution and marketing of agricultural feed and agronomic products and services for its farmer-members and other customers, primarily in the northeastern United States and Ohio. In addition, Agway is involved in retail and wholesale sales of farm supplies, yard and garden products, pet food and pet supplies; repackaging and marketing produce; and processing and marketing sunflower seeds. Agway, through certain of its subsidiaries, is involved in the distribution of petroleum products; lease financing; the underwriting and sale of certain types of property and casualty insurance; and the sale of health insurance.

Fiscal Year
The fiscal year-end is on the last Saturday in June. Fiscal years ended June 1999, 1998 and 1997 were comprised of 52 weeks.

Basis of Consolidation
The consolidated financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications
Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

Cash and Equivalents
Agway considers all investments with a maturity of three months or less when purchased to be cash equivalents.

Leases Receivable
Telmark lease contracts, which qualify as direct finance leases as defined by Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for
Leases," are accounted for by recording on the balance sheet the total future minimum lease payments receivable, plus the estimated unguaranteed residual value of leased equipment, less the unearned interest and finance charges. Unearned interest and finance charges represent the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Interest and finance charge income is recognized as revenue, by using the interest method over the term of the lease, which for most commercial and agricultural leases is 60 months or less with a maximum of 180 months for buildings. Income recognition is suspended on all leases and notes which become past due greater than 120 days. Initial direct costs incurred in consummating a lease are capitalized as part of the investment in direct finance leases and amortized over the lease term as a reduction in the yield. Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing portfolio. The net investment in a lease is charged against the allowance for credit losses when determined to be uncollectible, generally within one year of becoming past due.

Inventories
Inventories are stated at the lower of cost or market, except for grain inventories associated with Agriculture's grain marketing program, which are marked to market. For those inventories stated at cost, we use the average unit cost or the first-in, first-out method.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commodity Instruments
Commodity instrument contracts designated at inception as a hedge, where there is a direct relationship to the price risk associated with the underlying exposure, are accounted for under the deferral method, with gains and losses from hedging activity and premiums paid for option contracts included in the cost of sales as those inventories are sold or as the anticipated hedged transaction occurs. Gains and losses on early terminations of commodity instrument contracts designated as hedges are deferred and included in cost of sales in the same period as the hedged transaction. Commodity instrument contracts not designated as effective hedges of firm commitments or anticipated underlying transactions are marked to market at the end of the reporting period, with the resulting gains or losses recognized in cost of sales.

Marketable Securities
All marketable debt securities, which relate entirely to Agway's Insurance operations, are classified as available for sale and carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income (loss).

Other Security Investments
Other security investments consist of capital stock of a cooperative bank and other cooperative suppliers acquired at par or stated value. This stock is not traded and is historically redeemed on a periodic basis by the issuer at cost. By its nature, this stock is held to redemption and is reported at cost. We believe it is not practical to estimate the fair value of these investments since there is no established market and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of the cooperative bank and other cooperative suppliers.

Patronage refunds received from the cooperative bank are recorded as a reduction of interest expense and totaled approximately $1,400, $1,600 and $1,200 for the years ended June 30, 1999, 1998 and 1997, respectively. Patronage refunds received on the stock of other cooperatives are reflected in other income.

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

Other Assets
Other assets include approximately $15,000 and $9,100 at June 30, 1999 and 1998, respectively, of costs in excess of the fair value of net tangible assets acquired in purchase transactions (goodwill) as well as acquired non-compete agreements, customer lists, and trademarks. Goodwill and other intangible assets are amortized on a straight-line basis ($2,900 over 1 to 10 years, $8,900 over 15 to 20 years, and $3,200 over 40 years). Amortization included in operating results totaled approximately $1,700, $1,400 and $1,100 for fiscal years ending June 30, 1999, 1998 and 1997, respectively. Other assets are reviewed for impairment, as described under Impairment of Long-Lived Assets below.

Impairment of Long-Lived Assets
Long-lived assets and certain identifiable intangibles to be held and used by an entity are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The pre-tax charge for impairment is included in other income, net, on the consolidated statements of operations and totaled $700, $2,200 and $1,700 in 1999, 1998 and 1997, respectively.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Environmental Remediation Costs
Agway accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable and the amount is reasonably estimable.

Excise Taxes
Excise taxes included in product sales were approximately $25,300, $28,900 and $31,400 for the years ended June 30, 1999, 1998 and 1997, respectively.

Advertising/Research and Development Costs
Agway expenses advertising and research and development costs as they are incurred. Advertising expense for the years ended June 30, 1999, 1998 and 1997 was approximately $8,300, $11,800 and $10,800, respectively. Net research and development costs were approximately $1,800, $400 and $700 for the years ended June 30, 1999, 1998 and 1997, respectively.

Income Taxes
Agway is subject to income taxes on all income not distributed to patrons as patronage refunds and provides for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is reasonably assumed.

Patronage Refunds
Patronage refunds are declared and paid at the discretion of the Board of Directors in accordance with the provision of the By-laws of Agway. Patronage refunds are based on taxable earnings on patronage business and, when declared, are paid in cash.

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

Future Accounting Requirements
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and the type of risk being hedged. In June 1999, SFAS No. 137 was issued, which deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. At the present time, Agway has not completed its evaluation of the impact that the adoption of SFAS No. 133 will have on its consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income
Effective July 1, 1998, Agway adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires a company to report, among other things, the effects of unrealized investment holding gains or losses for available-for- sale securities as "comprehensive income" for all periods presented.

2.  AGWAY FINANCIAL CORPORATION

Agway Financial Corporation (AFC), a wholly owned subsidiary of Agway, is a Delaware corporation incorporated in 1986 with principal executive offices located in Wilmington, Delaware. AFC's principal business activities consist of securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for general corporate purposes to Agway and AFC's wholly owned subsidiary, Agway Holdings Inc. (AHI), and AHI's subsidiaries. The payment of principal and interest on this AFC debt is guaranteed by Agway. This guarantee is full and unconditional, and joint and several. Telmark and Insurance finance their activities through operations or with a combination of short- and long-term credit facilities.

Major holdings of AHI include Agway Energy Products LLC and Agway Energy Services Inc. (Energy), Telmark LLC and its subsidiaries (Leasing), and Agway Insurance Company and Agway General Agency Inc. (Insurance). Effective June 26, 1999, Agway Consumer Products Inc., a Delaware corporation and former holding of AHI, was merged into Agway Inc. Agway Consumer Products Inc. held the assets and business operations of the former Retail segment and certain assets and business operations of the Country Products Group and Agriculture. This merger into Agway aligns the legal structure more closely with the management structure of Agway and facilitates the ability to manage these assets and businesses prospectively. The 1998 and 1997 results as shown below have been restated to reflect this merger.

In exemptive relief granted pursuant to a "no action letter" issued by the staff of the SEC, AFC is not required to file periodic reports with the SEC for itself but does report summarized financial information in Agway's financial statement footnotes. However, as required by the 1934 Act, the summarized financial information concerning AFC and consolidated subsidiaries, as of the fiscal year ended June 30, is as follows:

                                                                                    Restated             Restated
                                                                   1999               1998                1997
                                                               -------------      -------------      --------------
Net sales and revenues......................................   $     580,883      $     625,555      $      698,021
Operating earnings..........................................          46,120             46,248              37,876
Net earnings (loss).........................................          (6,659)              (765)             11,053

                                                                                     Restated
                                                                   1999               1998
                                                               -------------      -------------
Current assets..............................................   $     567,602      $     561,999
Properties and equipment, net...............................          86,018             90,487
Noncurrent assets...........................................         557,688            446,885
                                                               -------------      -------------
Total assets................................................   $   1,211,308      $   1,099,371
                                                               =============      =============

Current liabilities.........................................   $      67,391      $       8,725
Short-term notes payable....................................          81,800             65,100
Current portion of long-term debt...........................         169,236            170,477
Long-term debt..............................................         264,021            245,819
Subordinated debt...........................................         409,335            386,607
Noncurrent liabilities......................................          23,262             22,757
Shareholder's equity........................................         196,263            199,886
                                                               -------------      -------------
Total liabilities and shareholder's equity                     $   1,211,308      $   1,099,371
                                                               =============      =============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


3.  LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Net investments in leases at June 30 were as follows:

                                                                                      1999                1998
                                                                                  -------------      -------------
Leases (minimum payments):
     Commercial and agricultural................................................  $     739,866      $     667,050
     Retail.....................................................................         28,349             21,464
                                                                                  -------------      -------------
         Total leases...........................................................        768,215            688,514
Unearned interest and finance charges...........................................       (198,953)          (175,769)
Net deferred origination costs..................................................         11,591              9,596
                                                                                  -------------      -------------
     Net investment.............................................................        580,853            522,341
Allowance for credit losses.....................................................        (29,978)           (27,071)
                                                                                  -------------      -------------
     Net leases receivable......................................................  $     550,875      $     495,270
                                                                                  =============      =============

Included within the above are estimated unguaranteed residual values of leased property approximating $82,100 and $72,400 at June 30, 1999 and 1998, respectively. Additionally, as of June 30, 1999 and 1998, the recognition of interest income was suspended on approximately $4,900 and $3,000, respectively, of net leases.

Contractual maturities of leases (minimum payments) over the next five years and thereafter were as follows at June 30, 1999: $220,000 in 2000; $171,400 in 2001;
$126,500 in 2002; $83,500 in 2003; $51,800 in 2004; and $115,000 thereafter.


4.  INVENTORIES

Inventories at June 30 consist of the following:

                                                                                      1999                1998
                                                                                 --------------      -------------
Finished goods................................................................   $     137,348       $     139,861
Raw materials.................................................................           6,892               7,576
Supplies......................................................................           1,826               1,777
                                                                                 --------------      -------------
     Total inventories........................................................   $     146,066       $     149,214
                                                                                 ==============      =============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


5.  MARKETABLE SECURITIES

All marketable debt securities relate entirely to Agway's insurance operations and are classified as available-for-sale marketable securities. At June 30, 1999, we did not hold any debt from a single issuer that exceeded 10 percent of shareholders' equity. Marketable securities are summarized as follows:

                                                                            Gross        Gross
                                                          Amortized      Unrealized    Unrealized        Fair
                                                            Cost            Gains        Losses          Value
                                                         -----------     ----------   -----------    ------------
June 30, 1999
-------------
U.S. government securities and obligations.........      $     3,842     $       12   $      (95)    $     3,759
Mortgage-backed securities.........................           13,116             40         (136)         13,020
Corporate securities...............................           18,504             36         (220)         18,320
                                                         -----------     ----------   -----------    ------------
    Total available-for-sale marketable securities.      $    35,462     $       88   $     (451)    $    35,099
                                                         ===========     ==========   ===========    ============


                                                                            Gross        Gross
                                                          Amortized      Unrealized    Unrealized        Fair
                                                            Cost            Gains        Losses          Value
                                                         -----------     ----------   -----------    ------------
June 30, 1998
-------------
U.S. government securities and obligations               $     3,211     $       18   $      (32)    $     3,197
Mortgage-backed securities.........................           12,937            284            0          13,221
Corporate securities...............................           19,621            388          (15)         19,994
                                                         -----------     ----------   -----------    ------------
    Total available-for-sale marketable securities.      $    35,769     $      690   $      (47)    $    36,412
                                                         ===========     ==========   ===========    ============

The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other-than-temporary, and interest and dividends are included in income. Gross gains of approximately $4, $81 and $200 were realized on sales of debt securities in 1999, 1998 and 1997, respectively. Gross losses realized on sales of debt securities totaled approximately $36, $150 and $200 in 1999, 1998 and 1997, respectively.

The amortized cost and the fair value of available-for-sale debt securities at June 30, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                         Amortized        Fair
                                                                                           Cost           Value
                                                                                      -------------   -------------
Due within one year or less.......................................................    $         65    $         65
Due after one year through five years.............................................           6,557           6,553
Due after five years through ten years............................................          12,195          12,009
Due after ten years...............................................................          16,645          16,472
                                                                                      -------------   -------------
                                                                                      $     35,462    $     35,099
                                                                                      =============   =============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


6.  OTHER SECURITY INVESTMENTS

Other security investments at June 30 consist of the following:

                                                                                      1999                1998
                                                                                  -------------      -------------
CF Industries, Inc..............................................................  $     25,260       $      25,260
CoBank, ACB.....................................................................        17,445              18,940
Other...........................................................................         8,305               7,561
                                                                                  -------------      -------------
                                                                                  $     51,010       $      51,761
                                                                                  =============      =============

7.  PROPERTIES AND EQUIPMENT

Properties and equipment, at cost, including capital leases, consist of the following at:

                                                                   Owned             Leased             Combined
                                                              --------------      -------------      -------------
June 30, 1999
-------------
Land and land improvements..................................  $      35,599       $          0       $      35,599
Buildings and leasehold improvements........................        139,398              5,968             145,366
Machinery and equipment.....................................        333,185                473             333,658
Capital projects in progress................................         19,042                  0              19,042
                                                              --------------      -------------      -------------
                                                                    527,224              6,441             533,665
Less: accumulated depreciation and amortization.............        314,502              3,738             318,240
                                                              --------------      -------------      -------------

Properties and equipment, net...............................  $     212,722       $      2,703       $     215,425
                                                              ==============      =============      =============


                                                                   Owned             Leased             Combined
                                                              --------------      -------------      -------------
June 30, 1998
-------------
Land and land improvements..................................  $      35,290       $          0       $      35,290
Buildings and leasehold improvements........................        136,163              5,350             141,513
Machinery and equipment.....................................        326,351                780             327,131
Capital projects in progress................................         11,966                  0              11,966
                                                              --------------      -------------      -------------
                                                                    509,770              6,130             515,900

Less: accumulated depreciation and amortization.............        298,355              3,750             302,105
                                                              --------------      -------------      -------------

Properties and equipment, net...............................  $     211,415       $      2,380       $     213,795
                                                              ==============      =============      =============

Depreciation and amortization expense relating to properties and equipment amounted to approximately $24,900, $27,400 and $28,800 in 1999, 1998 and 1997,
respectively.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


8.  INCOME TAXES

The provision for income taxes as of June 30 consists of the following:

                                                                                    Restated
                                                                   1999               1998                1997
                                                              -------------       -------------      -------------
Continuing operations:
     Current:
         Federal..........................................    $      (1,255)      $     (1,131)      $      (2,226)
         State............................................            1,177              3,940               3,344
     Deferred.............................................            4,251              9,268               5,676
     (Decrease) increase in valuation allowance...........                0                  0                (881)
                                                              -------------       -------------      --------------
                                                              $       4,173       $     12,077       $       5,913
                                                              =============       =============      ==============

The deferred tax provision on the cumulative effect of accounting change in 1998 was $16,500.

The effective income tax rate on earnings from operations before income taxes differs from the federal statutory regular tax rate as of June 30 as follows:

                                                                                    Restated
                                                                   1999               1998                1997
                                                              -------------       -------------      --------------
Statutory federal income tax rate.........................            35.0%              35.0%               35.0%

Tax effects of:
     State income taxes, net of federal benefit (1).......            22.3               14.1                14.0
     Nondeductible items (2)..............................            13.6                2.6                 2.2
     Adjustment to prior years' tax liabilities...........            (3.4)              (2.2)              (10.8)
     Other items..........................................             2.4                0.3                (4.7)
                                                              -------------       -------------      --------------
         Effective income tax rate........................            69.9%              49.8%               35.7%
                                                              =============       =============      ==============

(1) For state income tax purposes, Agway does not file combined income tax returns and is therefore unable to recognize the benefit of certain net operating losses incurred by subsidiaries.

(2) Nondeductible items are principally related to goodwill amortization.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


8.  INCOME TAXES (CONTINUED)

The components of the deferred tax assets and liabilities as of June 30 were as follows:

                                                                                                       Restated
                                                                                      1999                1998
                                                                                  ------------       -------------
Deferred tax assets:
     Net operating loss (NOL) carryforward......................................  $     15,324       $       8,771
     Other liabilities and reserves.............................................        12,501              14,849
     Medical reserves...........................................................         9,517               9,477
     Self-insurance reserves....................................................         8,268               7,190
     Alternative minimum tax (AMT) credit carryforward..........................         6,005               6,960
     Deferred compensation......................................................         4,977               4,647
     Inventory reserves.........................................................         4,351               4,250
     Accounts receivable........................................................         2,681               3,025
     Environmental reserve......................................................         2,261               3,066
     Investment tax credit (ITC) carryforward...................................         1,604               2,072
     Leases receivable..........................................................         1,123               3,043
                                                                                  ------------       -------------
         Total net deferred tax asset...........................................        68,612              67,350
                                                                                  ------------       -------------

Deferred tax liabilities:
     Pension assets.............................................................        71,231              63,551
     Excess of tax over book depreciation.......................................        14,970              16,233
     Prepaid medical expenses...................................................         6,212               6,522
     Other assets...............................................................         1,684               2,278
                                                                                  ------------       -------------
         Total deferred tax liability...........................................        94,097              88,584
                                                                                  -------------      -------------
              Net deferred tax liability........................................  $    (25,485)      $     (21,234)
                                                                                  =============      =============

Agway's net deferred tax (liability) asset at June 30, 1999 and 1998, of $(25,485) and $(21,234), respectively, consists of a net current asset of $24,858 and $23,693 included in prepaid expenses and a net long-term liability of $50,343 and $44,927 included in other liabilities as of June 30, 1999 and 1998, respectively. Based on Agway's history of taxable earnings and our expectations for the future, management has determined that operating income will likely be sufficient to recognize all of its deferred tax asset.

At June 30, 1999, the federal AMT credit can be carried forward indefinitely. The net operating loss (NOL) carryforward expires in 2019, and the ITC carryforward expires in 2002 and 2003.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


9.  SHORT-TERM NOTES PAYABLE

As of June 30, 1999, Agway had certain facilities available with various financial institutions whereby lenders have agreed to provide funds up to $380,000 to separately financed units of Agway as follows: AFC - $65,000 and Telmark - $315,000. The AFC amount is a $50,000 short-term line of credit and a $15,000 term revolver. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank standby letter of credit. The bank has agreed to increase AFC's short-term line of credit to $75,000 on October 1, 1999, to provide a facility for interim funding, if necessary, for maturing subordinated debt. Letters of credit of $28,100, which are primarily used to back general liability claims, are also available to AFC. At June 30, 1999, letters of credit issued totaled approximately $18,300. The carrying amounts of Agway's short-term borrowings approximate their fair value and were as follows:

                                                                    AFC
                                                                (excluding
                                                                 Telmark)            Telmark              Total
                                                              -------------       ------------       -------------
June 30, 1999
-------------
Bank lines of credit........................................  $          0        $     43,300       $      43,300
Commercial paper............................................        38,500                   0              38,500
                                                              -------------       ------------       -------------
                                                              $     38,500        $     43,300       $      81,800
                                                              =============       ============       =============
Weighted average interest rate..............................          5.0%                5.8%
                                                              =============       ============

                                                                    AFC
                                                                (excluding
                                                                 Telmark)            Telmark              Total
                                                              -------------       ------------       -------------
June 30, 1998
-------------
Bank lines of credit........................................  $          0        $     35,000       $      35,000
Commercial paper............................................        30,100                   0              30,100
                                                              -------------       ------------       -------------
                                                              $     30,100        $     35,000       $      65,100
                                                              =============       ============       =============
Weighted average interest rate..............................          5.6%                6.3%
                                                              =============       ============

The interest rate charged on commercial paper outstanding was 5.02% at June 30, 1999, and ranged from 5.56% to 5.62% at June 30, 1998.

The $50,000 short-term line of credit and the $50,000 commercial paper facility available to AFC at June 30, 1999, as well as the term revolver, require collateralization using certain of Agway's accounts receivable and non-petroleum inventories (collateral). Amounts that can be drawn under these AFC agreements are subject to a limitation based on a specific calculation relating to the collateral available. Adequate collateral existed throughout 1999 to permit AFC to borrow amounts to meet the ongoing needs of Agway. The line of credit and term revolver additionally require Agway's investment in bank stock, which had a book value of $4,700 and $7,100 at June 30, 1999 and 1998, respectively, as additional collateral. In addition, the agreements include certain covenants, the most restrictive of which requires Agway to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained earnings. At June 30, 1999, Agway violated its interest coverage covenant but has subsequently obtained waivers from its lenders for June 1999 and amendments through the term of the agreements. In addition, due to the restatement of financial results, as described in the Management's Discussion and Analysis (MD&A) and in Note 17 to the financial statements, Agway violated certain of its covenants in its loan agreements, including the interest coverage covenant as of December 1998 and March 1999 and a tangible net worth covenant as of November and December 1998. Agway disclosed the above-referenced losses and restatements, and causes thereof, to its lenders and has obtained waivers for these violations. AFC annually renews its line of credit and commercial paper program in the quarter ended December 31. AFC bank lines of credit (short and long-term) and commercial paper facilities are available to Agway through December 1999.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


9.  SHORT-TERM NOTES PAYABLE (CONTINUED)

Telmark borrows under short-term line of credit agreements and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. The current uncommitted short-term line of credit agreements permit Telmark to borrow up to $65,000 on an uncollateralized basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The facility is collateralized by Telmark's investment in the bank stock, which has a book value of $12,800 and $11,900 at June 30, 1999 and 1998, respectively. The $65,000 lines of credit all have terms expiring during the next 12 months. The total amounts outstanding as of June 30, 1999 and 1998, under the short-term lines of credit and the short-term component of the revolving term loan facility were $35,000 and $8,300 and $20,000 and $15,000, respectively. The portion of the revolving term loan that is long term at June 30, 1999 and 1998, was $148,000 and $150,000, respectively.

10.  DEBT

Long-Term Debt:

Long-term debt consists of the following at June 30, 1999:

                                                                            AFC
                                                                        (excluding
                                                            Agway        Telmark)         Telmark         Total
                                                       --------------  -------------  -------------   ------------
Notes payable - banks (a)...........................   $           0   $      1,225   $    148,000    $    149,225
Notes payable - insurance companies (b)(c)..........               0              0        204,801         204,801
Other...............................................          14,747          2,263              0          17,010
                                                       --------------  -------------  -------------   ------------
Subtotal long-term debt, excluding capital leases...          14,747          3,488        352,801         371,036
Obligations under capital leases....................           3,080              0              0           3,080
                                                       --------------  -------------  -------------   ------------
Total long-term debt................................          17,827          3,488        352,801         374,116
Less: current portion...............................           2,431            807         91,461          94,699
                                                       --------------  -------------  -------------   ------------
                                                       $      15,396   $      2,681   $    261,340    $    279,417
                                                       ==============  =============  =============   ============

Long-term debt consists of the following at June 30, 1998:

                                                                         Restated*
                                                                            AFC
                                                          Restated*      (excluding
                                                            Agway         Telmark)         Telmark         Total
                                                       --------------  -------------  -------------   ------------
Notes payable - banks ..............................   $           0   $      1,925   $    150,000    $    151,925
Notes payable - insurance companies.................               0              0        186,660         186,660
Other...............................................          11,216          2,105              0          13,321
                                                       --------------  -------------  -------------   ------------
Subtotal long-term debt, excluding capital leases...          11,216          4,030        336,660         351,906
Obligations under capital leases....................           2,606              0             17           2,623
                                                       --------------  -------------  -------------   ------------
Total long-term debt................................          13,822          4,030        336,677         354,529
Less: current portion...............................           4,285          1,302         93,586          99,173
                                                       --------------  -------------  -------------   ------------
                                                       $       9,537   $      2,728   $    243,091    $    255,356
                                                       ==============  =============  =============   ============

*See Note 2.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


10.  DEBT (CONTINUED)

(a) Under Telmark's revolving term loan facility at June 30, 1999, principal of $148,000 bears interest at fixed rates ranging from 5.56% to 7.67%, payments commencing August 1999 with final installments due in April 2004. The facility is collateralized by Telmark's investment in the bank stock, which has a book value of $12,800 and $11,900 at June 30, 1999 and 1998, respectively.

     As of June 30, 1999, under an AFC loan agreement bearing an interest rate of 8.58%, principal of $1,225 is payable in quarterly installments of $175 commencing August 1999 and ending in February 2001. The AFC bank notes of $1,225, the term revolver, and amounts outstanding on AFC's short-term line of credit and commercial paper facility are collateralized by certain of Agway's accounts receivable and non-petroleum inventories as well as Agway's investment in the bank stock (see Note 9). The AFC debt agreements contain a number of restrictive financial covenants, the most restrictive of which requires Agway to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained earnings. At June 30, 1999, Agway violated its interest coverage covenant but has subsequently obtained waivers from its lenders for June 1999 and amendments through the term of the agreement. In addition, due to the restatement of financial results, as described in the MD&A and in Note 17, Agway violated certain of its covenants in its loan agreements, including the interest coverage covenant as of December 1998 and March 1999 and a tangible net worth covenant as of November and December 1998. Agway disclosed the above-referenced losses and restatements, and causes thereof, to its lenders and has obtained waivers for these violations. The AFC loan agreement and the term revolver component of AFC's line of credit have loan covenants that are integrated with the short-term facilities.

(b) Under Telmark loan agreements with various insurance companies, principal of $146,000 bears interest at fixed rates ranging from 6.5% to 7.6%, payments commencing November 1999 with final installment due in May 2004. The note agreements are similar to each other and each contain financial covenants, the most restrictive of which prohibit Telmark from having (1) tangible net worth less than $75,000; (2) a debt-to-equity ratio (as defined) which exceeds 5:1; (3) a ratio of earnings available for fixed
     charges   less  than  1.25:1;  and  (4)  dividend  distributions   after
     September 30, 1997, that exceed 75% of consolidated net income for the period October 1, 1997, through the date of determination.

(c) Telmark, through a wholly owned special purpose subsidiary, Telmark Lease Funding I, LLC, originally issued $24,000 of Class A lease-backed notes and $2,000 of Class B lease-backed notes to three insurance companies. The subsidiary pays interest at 6.6% on the Class A notes and 7.0% on the Class B notes. The notes are collateralized by leases having an aggregate present value of contractual lease payments equal to the principal balance of the notes. The notes are further collateralized by the residual values of these leases. Final scheduled maturity of the notes is December 2004.

     In June 1999, Telmark, through a wholly owned special purpose subsidiary, Telmark Lease Funding II, LLC, initially issued $44,800 of Class A lease-backed notes and $3,600 of Class B lease-backed notes to an insurance company. The subsidiary pays interest at 6.5% on the Class A notes and 7.6% on the Class B notes. The notes are collateralized by leases having an aggregate present value of contractual lease payments equal to the principal balance of the notes. The notes are further collateralized by the residual value of these leases. Final scheduled maturity of the notes is December 2007.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

10.  DEBT (CONTINUED)

Subordinated Debt:
Subordinated debt consists of the following at June 30, 1999:

                                                                    AFC
                                                                (excluding
                                                                 Telmark)            Telmark              Total
                                                              -------------       ------------       -------------
Subordinated debentures, due 1999 to 2003,
     interest at a weighted average rate of 8.1%
     with a range of 7.0% to 8.5%...........................  $      19,711       $     37,633       $      57,344
Subordinated money market certificates,
     due 1999 to 2013, interest at a weighted average
     rate of 8.0% with a range of 4.5% to 9.5%..............        428,959                  0             428,959
                                                              -------------       ------------       -------------
Total long-term subordinated debt...........................        448,670             37,633             486,303
Less:  current portion......................................         58,768             18,200              76,968
                                                              -------------       ------------       -------------
                                                              $     389,902       $     19,433       $     409,335
                                                              =============       ============       =============

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
                                                              =============       ============       =============

AFC's subordinated debt is not redeemable by the holder. However, AFC does have a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase. The AFC subordinated debt bears interest payable semiannually on January 1 and July 1 of each year and for Telmark is payable quarterly on January 1, April 1, July 1, and October 1 of each relevant year. The interest rates of AFC money market certificates and Telmark's debentures are at the greater of the stated rate or a rate based upon the discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks.

Maturities:
Aggregate annual maturities on long-term debt during the next five years ending June 30 and thereafter are as follows:

                                              Capital                                                 Subordinated
                                              Leases            Borrowings            Total               Debt
                                          ------------        -------------       ------------       -------------
2000....................................  $        456        $      94,445       $     94,901       $      76,968
2001....................................           456               90,042             90,498              53,044
2002....................................           457               76,141             76,598              56,615
2003....................................           458               48,847             49,305              47,053
2004....................................           459               57,725             58,184              43,852
Thereafter..............................         2,527                3,836              6,363             208,771
Imputed interest........................        (1,733)                   0             (1,733)                  0
                                          ------------        -------------       ------------       -------------
Total...................................  $      3,080        $     371,036       $    374,116       $     486,303
                                          ============        =============       ============       =============

                                       54

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


11.  COMMITMENTS AND CONTINGENCIES

Environmental
Agway and its subsidiaries are subject to various laws and governmental regulations concerning environmental matters. We expect to be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and at sites with underground fuel storage tanks. We will also incur other expenses associated with environmental compliance.

At June 30, 1999, Agway is designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Agway's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the determination of our estimated liability.

We continually monitor our operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of our degree of responsibility of a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. However, we believe that past experience provides a reasonable basis for estimating our liability. As additional information becomes available, estimates are adjusted as necessary. While we do not anticipate that any such adjustment would be material to our financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the reserves established will cause future cash outlays over approximately five years based upon current estimates, and it is not expected that such outlays will materially impact Agway's liquidity position.

As part of its long-term environmental protection program, Agway spent approximately $100 in 1999 on capital projects related principally to the removal of underground storage tanks. Agway expects to have approximate expenses in the amount of $400 in 2000.

Other
Agway is also subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Agway. Agway has established accruals for matters for which payment is probable and amounts reasonably estimable. Management believes any liability that may ultimately result from the resolution of these matters in excess of amounts provided under the above stated policy will not have a material adverse effect on the results of operations, financial position, or liquidity of Agway.

Commitments to extend credit at Agway's leasing subsidiary, Telmark, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Outstanding commitments to extend lease financing at June 30, 1999, approximated $12,600.

In 1996, Agway entered into a long-term agreement with a third party to manage its two retail distribution centers. The amount of annual service fees is dependent upon the services provided, volume of activities required, and the number of shipping destinations. The estimated annual expense under this agreement is approximately $10,000.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Rent expense for the years ended June 30, 1999, 1998 and 1997 was approximately $17,100, $14,000 and $12,000, respectively. Future minimum payments under noncancelable operating leases approximate $14,000, $12,500, $12,300, $12,000 and $11,700 for the years ending June 30, 2000 through 2004, respectively, and approximately $13,500 thereafter.

12.  PREFERRED STOCK

Values are whole numbers except where noted as (000).

                                                                        Preferred Stock
                                      ---------------------------------------------------------------------------
                                                          Cumulative
                                      --------------------------------------------------   Honorary     Dollar
                                           6%           8%           8%         7%         Member       Amount
                                       Series A     Series B     Series B-1   Series C     Series HM    in 000s
                                      -----------  -----------  -----------  -----------  -----------  ----------
Par Value...........................  $      100   $      100   $      100   $      100   $       25
                                      ===========  ===========  ===========  ===========  ===========
Shares Authorized...................     350,000      250,000      140,000      150,000       80,000
                                      ===========  ===========  ===========  ===========  ===========
Shares Outstanding:
   Balance June 30, 1996............     232,911      224,122       19,110      116,443        2,428   $   59,319
     Issued (redeemed), net.........      (2,972)      13,105         (750)     (27,201)         126       (1,778)
                                      -----------  -----------  -----------  -----------  -----------  -----------
   Balance June 30, 1997............     229,939      237,227       18,360       89,242        2,554       57,541
     Issued (redeemed), net.........     (76,763)      (1,081)        (350)     (18,506)          27       (9,670)
                                      -----------  -----------  -----------  -----------  -----------  -----------
   Balance June 30, 1998............     153,176      236,146       18,010       70,736        2,581       47,871
     Issued (redeemed), net.........     (19,405)      (1,357)           0      (28,782)           3       (4,954)
                                      -----------  -----------  -----------  -----------  -----------  -----------
   Balance June 30, 1999............     133,771      234,789       18,010       41,954        2,584   $   42,917
                                      ===========  ===========  ===========  ===========  ===========  ===========

                                                        Preferred Stock
                                      -------------------------------------------------------------
                                                          Cumulative
                                      --------------------------------------------------   Honorary
                                           6%          8%           8%           7%        Member
                                        Series A    Series B    Series B-1   Series C      Series HM
                                      ----------   ----------   ----------   ----------   ----------
Annual Dividends Per Share:
   June 30, 1997....................  $     6.00   $     8.00   $     8.00   $     7.00   $     1.50
   June 30, 1998....................  $     6.00   $     8.00   $     8.00   $     7.00   $     1.50
   June 30, 1999....................  $     6.00   $     8.00   $     8.00   $     7.00   $     1.50

Shares Held in Treasury (purchased
at par value):
   June 30, 1997....................     120,061       12,773      121,640       60,758          812
   June 30, 1998....................     196,823       13,854      121,990       79,274          970
   June 30, 1999....................     216,228       23,565      121,990      108,056        1,070

There are 10,000 shares of authorized preferred stock undesignated as to series, rate, and other attributes. The Series A preferred stock has priority with respect to the payment of dividends. Agway maintains the practice of providing a market by repurchasing, at par, preferred stock as the holders elect to tender the securities for repurchase, subject to Board of Directors' approval. The Series HM preferred stock may be issued only to former members of Agway and no more than one share of such stock may be issued to any one person. The preferred stock has no pre-emptive or conversion rights.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


13.  RETIREMENT BENEFITS

Effective for 1999, Agway adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revised employers' disclosures about pension and other postretirement benefit plans. The statement does not change the measurement or recognition of these plans. The 1998 disclosures were restated for comparative purposes, as required by the statement.

Pension Plan
The Employees' Retirement Plan of Agway Inc. is a non-contributory defined benefit pension plan covering the majority of employees of Agway Inc. The plan's benefit formulae through June 30, 1998, based payment to retired employees generally upon years of credited service and a percentage of qualifying compensation during the final years of employment. Effective July 1, 1998, the plan's benefit formulae base payment on a pension equity formula and also include incentive compensation as pensionable earnings for all employees. Generally, pension costs are funded annually at no less than the amount required by law and no more than the maximum allowed by federal income tax guidelines. The vested benefit obligation is based on the actuarial present value of the benefits that the employee would be entitled to at the expected retirement date.

The majority of the plan's investments consist of U.S. government and agency securities, U.S. corporate bonds, U.S. and foreign equities, equity and bond funds and temporary investments (short-term investments in demand notes and money market funds). At June 30, 1999 and 1998, retirement plan assets included Agway debt securities and preferred stock with estimated fair values of $18,600 and $10,000, respectively.

The Employees' Retirement Plan of Agway Inc. has assets that exceed the benefit obligation. The following table sets forth the plan's funded status and amounts recognized in Agway's consolidated financial statements at June 30 as a net pension asset:

                                                                                      1999                1998
                                                                                  -------------      --------------
Change in Benefit Obligation
----------------------------
Benefit obligation at beginning of year.........................................  $     332,719      $      301,769
Service cost (with interest)....................................................          9,835               5,373
Interest cost...................................................................         23,948              22,547
Amendments......................................................................         24,772                   0
Special termination benefits....................................................              0                 626
Actuarial (loss) gain...........................................................        (11,042)             25,771
Benefits paid...................................................................        (34,315)            (23,367)
                                                                                  -------------      --------------
Benefit obligation at end of year...............................................  $     345,917      $      332,719
                                                                                  =============      ==============

Change in Plan Assets
---------------------
Fair value of plan assets at beginning of year..................................  $     582,988      $      538,433
Actual return on plan assets....................................................         30,302              67,922
Benefits paid...................................................................        (34,315)            (23,367)
                                                                                  -------------      --------------
Fair value of plan assets at end of year........................................  $     578,975      $      582,988
                                                                                  =============      ==============

Funded status...................................................................  $     233,058      $      250,269
Unrecognized prior service cost.................................................         31,621              11,415
Unrecognized net gain...........................................................        (61,814)            (75,482)
Unrecognized net transition obligation..........................................         (4,705)             (9,410)
                                                                                  -------------      --------------
Net pension asset...............................................................  $     198,160      $      176,792
                                                                                  =============      ==============

                                       57

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


13.  RETIREMENT BENEFITS (CONTINUED)

Pension Plan (continued)

                                                                                      1999                1998
                                                                                  -------------      -------------
Components of Net Pension Income
--------------------------------
Service cost (with interest)....................................................  $      9,835       $      5,373
Interest cost...................................................................        23,948             22,547
Expected return on plan assets..................................................       (53,682)           (54,078)
Amortization of:
    Transition obligation.......................................................        (4,705)            (4,705)
    Prior service cost..........................................................         4,566              2,314
    Actuarial gains and losses..................................................        (1,330)            (3,360)
                                                                                  -------------      -------------
Net pension income..............................................................  $    (21,368)      $    (31,909)
                                                                                  =============      =============

Weighted-Average Assumptions as of June 30
------------------------------------------
Discount rate...................................................................          7.50%              7.00%
Expected return on plan assets..................................................          9.50%             10.25%
Rate of compensation increase...................................................          5.00%              5.00%

Effective July 1, 1998, Agway amended its pension plan to include a pension equity formula, as well as to recognize incentive compensation as pensionable compensation for all employees. This amendment increased the benefit obligation and unrecognized prior service cost by approximately $24,800. The net pension income for 1999 and in future years is reduced as a result of this amendment.

Effective  July  1,  1997,   Agway  changed  its  method  of   determining   the
market-related value of the retirement plan assets under SFAS No. 87, "Accounting for Pensions," from a calculated value (one that recognized changes in fair market value of assets over a number of years) to a fair market value method, which is considered a preferable method to that previously applied. The cumulative effect of this change in accounting principle in 1998, net of tax of $16,500, was $28,956.

Pro forma amounts (unaudited), assuming the new accounting method was applied during all periods presented, are shown with a comparison to actual results:

                                                                                          Year Ended June 30
                                                                                  ---------------------------------
                                                                                    Restated
                                                                                      1998                1997
                                                                                  ------------       --------------
Earnings from operations:
     As reported................................................................  $     12,189       $      10,670
     Pro forma..................................................................  $     12,189       $      18,410

Net earnings:
     As reported................................................................  $     41,145       $      10,670
     Pro forma..................................................................  $     12,189       $      18,410

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


13.  RETIREMENT BENEFITS (CONTINUED)

Postretirement Benefits
Agway provides postretirement health care and life insurance benefits to eligible retirees and their dependents. Eligibility for benefits depends upon age and years of service. Agway's postretirement benefit plans are not funded. The accrued postretirement benefit cost expected to be paid in the next year is in other current liabilities, while the remaining amount is included in other liabilities. The reconciliation of funded status and the net periodic postretirement benefit cost recognized in Agway's consolidated financial statements at June 30 were as follows:

                                                                                      1999                1998
                                                                                  -------------     -------------
Change in Benefit Obligation
----------------------------
Benefit obligation at beginning of year.........................................  $    (43,985)     $    (42,037)
Service cost (with interest)....................................................          (699)             (601)
Interest cost...................................................................        (3,028)           (3,110)
Plan participant contributions..................................................        (1,563)           (1,551)
Actuarial loss..................................................................          (528)           (2,363)
Benefits paid...................................................................         5,866             5,677
                                                                                  -------------     -------------
Benefit obligation at end of year...............................................  $    (43,937)     $    (43,985)
                                                                                  =============     =============

Funded status...................................................................  $    (43,937)     $    (43,985)
Unrecognized prior service cost.................................................         1,261             1,393
Unrecognized net loss...........................................................           717               189
Unrecognized net transition obligation..........................................        17,583            18,838
                                                                                  -------------     -------------
Accrued postretirement benefit cost.............................................  $    (24,376)     $    (23,565)
                                                                                  =============     =============


                                                                                       1999              1998
                                                                                  -------------     -------------
Components of Net Periodic Postretirement Benefit Cost
------------------------------------------------------
Service cost (with interest)....................................................  $        699      $        601
Interest cost...................................................................         3,028             3,110
Amortization of:
    Transition obligation.......................................................         1,255             1,255
    Prior service cost..........................................................           132               132
    Gains and losses............................................................             0                 0
                                                                                  -------------     -------------
Net periodic postretirement expense.............................................  $      5,114      $      5,098
                                                                                  =============     =============

In determining the benefit obligation, the weighted average discount rate used was 7.5% and 7.0% at June 30, 1999 and 1998, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effect:

                                                                                    1% Point          1% Point
                                                                                    Increase          Decrease
                                                                                  ------------      -------------
As of June 30, 1999
-------------------
Effect on total of services and interest cost components........................  $      200        $       (200)
Effect on year-end benefit obligation...........................................       1,400              (1,200)

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


13.  RETIREMENT BENEFITS (CONTINUED)

Postretirement Benefits (continued)
For measurement purposes, the assumed health care cost trend rate used to measure Agway's accumulated benefit obligation was, for persons under age 65, 7.5% for June 30, 1999 and 1998. For persons over age 65, Agway has an insured medical program limiting Agway's subsidy to a per month/per retiree basis. The health care cost trend rate assumption for fiscal 2000 and forward at June 30, 1999, decreases gradually until the year 2002, when the ultimate trend rate is then fixed at 5%.

Employees' Thrift Investment Plan
The Agway Inc. Employees' Thrift Investment Plan is a defined contribution plan covering a substantial majority of employees of Agway and its subsidiaries. Under the plan, each participant may invest up to 15% of his or her salary, of which a maximum of 6% qualifies for Agway matching. Participant contributions are invested at the option of the participant in any combination of four funds.

Agway will contribute an amount of at least 10%, but not more than 50%, of each participant's regular contributions, as defined, up to 6% of his or her salary on an annual basis. Agway contributions to this plan for years ended June 30, 1999, 1998 and 1997, were approximately $1,300, $1,300 and $1,200, respectively. For the years ended June 30, 1999, 1998 and 1997, the Board of Directors of Agway approved an additional match of 20% to supplement the minimum contribution level of 10%.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


14.  FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING

Agway is an agricultural cooperative directly engaged in manufacturing, processing, distribution, and marketing of agricultural feed and agronomic products and services for its farmer-members and other customers, primarily in the northeastern United States and Ohio. Agway reports its operations principally in five business segments. Agway modified its segment reporting in 1999 by combining the former Retail segment with the Agriculture segment, in light of a consolidation of these two operations in April 1999. The Country Products Group was broken into its own segment to align our disclosure with how our business is managed, in accordance with the adoption, as of June 30,1999, of SFAS No. 131, "Disclosures about Segments of an Enterprise and Relative Information." The new segment disclosure now reports earnings (loss) before income taxes and other details not previously shown by segment. All prior year presentations have been restated to reflect these changes.

(1) AGRICULTURE engages in the manufacturing, processing, marketing, and direct distribution of various animal feeds, crop inputs, fertilizers and farm supplies and through a retail store system engages in the retail marketing of agricultural products and supplies, yard and garden items, and pet food and pet supplies, as well as the wholesale purchase, warehousing, and distribution of these products and supplies to Agway dealer representatives and other businesses.

(2) COUNTRY PRODUCTS GROUP engages in the manufacturing, processing and repacking of a variety of agricultural products marketed directly to consumers, retailers, wholesalers and processors. Country Products Group also is involved in the exploration and development of new technologies to benefit agricultural and food businesses.

(3) ENERGY operates a full-service energy company which markets and services heating, ventilation and air-conditioning equipment. Energy is also engaged in the sale and delivery of fuel oil, kerosene, propane, gasoline and diesel fuel, as well as natural gas and electricity where de-regulation makes that possible.

(4) LEASING, through Telmark LLC, is principally engaged in the business of leasing agricultural-related equipment, vehicles, and buildings to farmers and other customers in rural communities. Interest income for the Leasing segment is reported as "Net Sales and Revenues."

(5) INSURANCE, through Agway Insurance Company, underwrites property and casualty insurance. Agway General Agency Inc., also included in the Insurance segment, markets medical, long-term care, and life and other products designed by non-affiliated companies for the agricultural marketplace. In addition, Agency provides administrative management services to Agway business units, including claims, risk, facilities, data processing, and payroll/benefits management.

Total sales and revenues of each industry segment includes the sale of products and services to unaffiliated customers, as reported in the Agway consolidated statements of operations, as well as sales to other segments of Agway which are competitively priced.

The Other category within the summary of business segments includes intersegment eliminations, interest and taxes. The category also includes net corporate expenses and pension income.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


14.  FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING (CONTINUED)

                                                      Country
                                                      Products
Year ended June 30, 1999             Agriculture       Group        Energy       Leasing     Insurance     Other(a)    Consolidated
------------------------           -------------     -----------   ----------   ----------   ---------    ----------   ------------
Net sales and revenues to
  unaffiliated customers.          $    774,968      $   160,152   $  451,284   $   70,006   $  27,968    $     (16)   $  1,484,362
Intersegment sales and
  revenues...............                   692           11,572          613            0           0      (12,877)              0
                                   -------------     -----------   ----------   ----------   ---------    ----------   ------------
    Total sales and revenues       $    775,660      $   171,724   $  451,897   $   70,006   $  27,968    $ (12,893)   $  1,484,362
                                   =============     ===========   ==========   ==========   =========    ==========   ============

Operating earnings (loss)          $    (23,658)     $     2,950   $   12,992   $   18,202   $     130    $   7,848    $     18,464
Interest income..........                 6,965               10          614            0           0        1,551           9,140
Interest expense.........               (19,211)          (2,239)      (5,120)           0         (12)     (14,844)        (41,426)
Other income, net........                 3,012           11,355        4,538          (43)        378          550          19,790
                                   -------------     -----------   ----------   ----------   ---------    ----------   ------------
Earnings (loss) before
  income taxes...........          $    (32,892)     $    12,076   $   13,024   $   18,159   $     496    $  (4,895)   $      5,968
                                   =============     ===========   ==========   ==========   =========    ==========   ============

Total assets.............          $    396,611      $    64,365   $  133,624   $  596,905   $  55,578    $ 229,968    $  1,477,051
Depreciation and
   amortization..........                12,195            3,959        8,506          493          92        1,431          26,676
Capital expenditures.....                17,030            4,707        5,002          511          89        2,911          30,250

                                                       Country
                                                       Products
Year ended June 30, 1998            Agriculture         Group        Energy      Leasing     Insurance     Other(a)    Consolidated
------------------------           -------------     -----------   ----------   ----------   ---------    ----------   ------------
Net sales and revenues to
  unaffiliated customers.          $    795,056      $   170,398   $  504,702   $   65,445   $  27,335    $       7    $  1,562,943
Intersegment sales and
  revenues...............                   164           15,686          398           31           0      (16,279)              0
                                   -------------     -----------   ----------   ----------   ---------    ----------   ------------
   Total sales and revenues        $    795,220      $   186,084   $  505,100   $   65,476   $  27,335    $ (16,272)   $  1,562,943
                                   =============     ===========   ==========   ==========   =========    ==========   ============

Operating earnings (loss)          $    (11,676)     $     7,702   $    9,879   $   15,412   $    (436)   $  20,849    $     41,730
Interest income..........                 7,631              182          778            0           0        1,441          10,032
Interest expense.........               (18,975)          (2,825)      (7,884)           0          (7)     (11,166)        (40,857)
Other income, net........                 6,755            1,170        5,272            0         173           (9)         13,361
                                   ------------      -----------   ----------   ----------   ---------    ----------   ------------
Earnings (loss) before
  income taxes...........          $    (16,265)     $     6,229   $    8,045   $   15,412   $    (270)   $   11,115   $     24,266
                                   ============      ===========   ==========   ==========   =========    ==========   ============

Total assets.............          $    393,877      $    61,743   $  141,469   $  524,797   $  56,014    $  239,394   $  1,417,294
Depreciation and amortization            15,436            2,947        8,668          607          78         1,061         28,797
Capital expenditures.....                16,534            4,539        5,631          471         297         3,480         30,952

(a) Represents unallocated net corporate items and intersegment eliminations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


14.  FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING (CONTINUED)

                                                       Country
                                                       Products
Year ended June 30, 1997             Agriculture        Group          Energy      Leasing    Insurance     Other(a)    Consolidated
------------------------             ------------    ------------   -----------   ---------   ---------   -----------   ------------
Net sales and revenues to
  unaffiliated customers.            $    841,801    $    139,153   $   606,800   $  56,908   $  27,020   $       32    $ 1,671,714
Intersegment sales and
  revenues...............                     147          19,449           305          35           0      (19,936)             0
                                     ------------    ------------   -----------   ---------   ---------   -----------   ------------
   Total sales and revenues          $    841,948    $    158,602   $   607,105   $  56,943   $  27,020   $  (19,904)   $ 1,671,714
                                     ============    ============   ===========   =========   =========   ===========   ============

Operating earnings (loss)            $     (9,908)   $      5,040   $    14,961   $  12,992   $     512   $    5,193    $    28,790
Interest income..........                   7,180             211           963           0           0        1,622          9,976
Interest expense.........                 (18,111)         (2,844)       (9,683)          0          (3)     (10,305)       (40,946)
Other income, net........                  12,923             182         4,576          11         181          890         18,763
                                     ------------    ------------   -----------   ---------   ---------   -----------   ------------
Earnings (loss) before
  income taxes...........            $     (7,916)   $      2,589   $    10,817   $  13,003   $     690   $   (2,600)   $    16,583
                                     ============    ============   ===========   =========   =========   ===========   ============

Total assets.............            $    391,659    $     55,403   $   165,242   $ 477,252   $  53,942   $   156,763   $ 1,300,261
Depreciation and amortization              15,383           2,936         9,591         529          55         1,337        29,831
Capital expenditures                       13,551           6,670         4,632         540           0           352        25,745

(a) Represents unallocated net corporate items and intersegment eliminations.

                                     AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (THOUSANDS OF DOLLARS)


15.  OTHER INCOME (EXPENSE)

The components of other income (expense) for the year ended June 30 are summarized below:

                                                                   1999               1998                1997
                                                              -------------       -------------      -------------
Patronage refund income.....................................  $      1,231        $      4,344       $       9,534
Rent and storage revenue....................................         4,304               4,636               4,063
Gain (loss) on disposition of:
     Businesses.............................................        11,097                   0                 360
     Other security investments.............................        (1,267)                  0                   0
     Properties and equipment...............................           401               1,210               2,613
Other, net..................................................         4,024               3,171               2,193
                                                              -------------       -------------      -------------
                                                              $     19,790        $     13,361       $      18,763
                                                              =============       =============      =============


16.  SUPPLEMENTAL DISCLOSURES ABOUT CASH FLOWS

                                                                   1999                1998               1997
                                                              -------------       -------------      -------------
Additional disclosure of operating cash flows:
    Cash paid during the year for:
         Interest...........................................  $     41,999        $     40,807       $      39,812
                                                              =============       =============      =============
         Income taxes.......................................  $      2,586        $      3,253       $       3,661
                                                              =============       =============      =============

Additional disclosure for non-cash investing and financing
activities:
     Dividends declared but unpaid at June 30...............  $      1,702        $      1,840       $       2,149

                                                              =============       =============      =============

17.  FINANCIAL AND COMMODITY INSTRUMENTS

FINANCIAL INSTRUMENTS

Fair Value
Carrying amounts of trade notes and accounts receivable, financial instruments included in other assets and other liabilities, notes payable, and accounts payable approximate their fair values because of the short-term maturities of these instruments. The fair value of Agway's long-term debt and subordinated debentures is estimated based on discounted cash flow computations using estimated borrowing rates available to Agway ranging from 6.2% to 9.0% in 1999 and 5.9% to 8.8% in 1998.

The carrying amounts and estimated fair values of Agway's significant financial instruments held for purposes other than trading at June 30 were as follows:

                                                              1999                           1998
                                                 -----------------------------    ---------------------------
                                                   Carrying            Fair         Carrying         Fair
                                                    Amount             Value         Amount          Value
                                                 ------------       ----------    ----------       ----------
Liabilities:
Long-term debt  (excluding capital leases)       $    371,036       $  379,316    $  351,906       $  357,869
Subordinated debentures........................       486,303          481,775       462,196          469,789

                                       64

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


17.  FINANCIAL AND COMMODITY INSTRUMENTS (CONTINUED)

FINANCIAL INSTRUMENTS (CONTINUED)

Fair Value (continued)
Agway determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The fair value of Agway's over-the-counter contracts is determined based on quotes from brokers. The margin accounts for open commodity futures and option contracts, which reflect daily settlements as market values change, are recorded in advances and other receivables. The margin account represents Agway's basis in those contracts. As of June 30, 1999 and 1998, the carrying and fair value of Agway's investment in commodity futures and option contracts was $1,800 and $2,200, respectively.

Off-Balance-Sheet Risk
In the normal course of business, Agway has letters of credit, performance contracts, and other guarantees that are not reflected in the accompanying consolidated balance sheets. In the past, no significant claims have been made against these financial instruments. Management believes that the likelihood of performance under these financial instruments is minimal and expects no material losses and/or cash requirements to occur in connection with these instruments.

Agway's leasing subsidiary, Telmark, is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its leasing customers. These financial instruments consist of commitments to extend credit not recognized in the balance sheet. In the event of nonperformance by the other party to the financial instrument, the credit risk is limited to the contractual amount of Telmark's commitment to extend credit. Telmark uses the same credit and collateral policies in making commitments as it does for on-balance-sheet instruments.

Credit and Market Risk
Agway, operating as an agricultural cooperative primarily in the Northeast, has a concentration of accounts and lease receivables due from farmer-members throughout the region. This concentration of agricultural customers may affect Agway's overall credit risk in that the repayment of farmer-member receivables may be affected by inherent risks associated with (1) the overall economic environment of the region; (2) the impact of adverse regional weather conditions on crops; and (3) changes in the level of government expenditures on farm programs and other changes in government agricultural programs that adversely affect the level of income of farmers. Agway mitigates this credit risk by analyzing farmer-member credit positions prior to extending credit and requiring collateral on long-term arrangements and for the underlying asset in the case of Telmark's lease contracts.

Energy extends unsecured credit to petroleum wholesalers and residential fuel-oil customers. Agriculture's retail business extends working capital lines of credit, secured by inventory and accounts receivable, to its dealers. The credit function within the Energy and Agriculture businesses manages credit risk associated with these trade receivables by routinely assessing the financial strength of its customers.

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


17.  FINANCIAL AND COMMODITY INSTRUMENTS (CONTINUED)

COMMODITY INSTRUMENTS

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


17.  FINANCIAL AND COMMODITY INSTRUMENTS (CONTINUED)

COMMODITY INSTRUMENTS (CONTINUED)

The investigation has determined that unauthorized speculative positions in commodity instruments were taken within the department in violation of express policies, which resulted in losses to Agway. Through falsification of market values on inventory held and on forward contracts and improper accounting for premiums on options sold, losses were concealed within the department, resulting in misreported earnings by Agway for the fourth quarter of the year ended June 30, 1998, and the first three quarters of fiscal 1999. In an effort to recover these losses, additional speculative positions in commodity instruments were taken within the department throughout 1999. In addition, while the unauthorized activity was occurring, the department did not hedge its inventory and forward contracts in violation of express policies, which led to further losses from the department's operations. To reflect these losses and their effect on the Company, Agway has amended its previously filed annual report on Form 10-K for the year ended June 30, 1998, and its 1999 quarterly reports on Form 10-Q with the SEC. For the year ended June 30, 1998, the net earnings of $41,754, as previously reported, have been reduced by $609 to $41,145 to reflect this restatement. The after-tax effects of the activities described above on each of the first three quarters of 1999 are as follows:

                                                                        Consolidated Net Earnings (Loss)
                                                              ----------------------------------------------------
                                                                    As            As Previously            Net
                                                                 Restated           Reported            Adjustment
                                                              -------------       -------------       ------------
Period
------
Three months ended September 1998...........................  $      (6,270)      $     (2,570)       $    (3,700)
Three months ended December 1998............................         (6,877)            (7,336)               459
Six-month period ended December 1998........................        (13,147)            (9,906)            (3,241)
Three months ended March 1999...............................          2,769              3,255               (486)
Nine-month period ended March 1999..........................        (10,378)            (6,651)            (3,727)

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The directors of Agway determine Agway policy and are nominated on a district representation basis by committees representing members within each district. Each of the following directors is a full-time farmer and has been engaged in full-time farming during the past five years:

                                                                                          Year
                                                                                         Became
                                                                                            A
         Name                  Age    Office                    Name of Farm              Director    Term Expires
         ----                  ---    ------                    ------------              --------    ------------
Ralph H. Heffner(1)            61     Chairman of the           Jersey Acres Farms Inc.     1973      November 2000
                                      Board and Director
Gary K. Van Slyke              56     Vice Chairman of the      VanSlyke's Dairy Farm       1994      November 2000
                                      Board and Director
Kevin B. Barrett               43     Director                  Heavenly View Farm          1996      November 1999
Keith H. Carlisle              57     Director                  Carlisle Bros., Inc.        1995      November 2001
D. Gilbert Couser              58     Director                  Shawangunk View Farm        1995      November 2001
Andrew J. Gilbert              40     Director                  Adon Farms                  1995      November 2001
Peter D. Hanks                 51     Director                  Big Green Farms, Inc.       1984      November 1999
Robert L. Marshman             60     Director                  Marshman Farms              1989      November 1999
Jeffrey B. Martin              40     Director                  Martin Farms                1997      November 2000
Samuel F. Minor                61     Director                  The Spring House            1987      November 2000
Carl D. Smith                  64     Director                  Hillacre Farms              1984      November 1999
Thomas E. Smith                64     Director                  Lazy Acres Dairy            1986      November 2001
Joel L. Wenger                 68     Director                  Weng-Lea Farms              1987      November 1999
Edwin C. Whitehead             58     Director                  White Ayr Farms             1994      November 2000
William W. Young               46     Director                  Will-O-Crest Farm           1989      November 2001

Ralph H. Heffner,  Chairman of the Board of Directors, was paid $54,600 and Gary
K. Van Slyke, Vice Chairman of the Board of Directors, was paid $44,350 for their services for the year ended June 30, 1999. Effective July 1, 1998, the Chairman is paid at an annual effective rate of $60,000 and the Vice-Chairman is paid at an annual effective rate of $45,000. All other directors will receive $25,000 per year, paid quarterly, for participation on the Agway Inc. Board. In addition, each Board Committee Chairman earned an additional annual retainer fee of $3,000 and each director of Agway Inc. who was also a member of the Agway Insurance Company or Telmark LLC Board of Directors earned an additional $400 or $1,000, respectively; a fee of $200 was also earned by such directors for each day where the Agway Inc. Board of Directors is not in session. Expenses of Board members incurred in connection with Company business are reimbursed by Agway.

Any director of Agway may elect to defer compensation for distribution at a later date. Deferred amounts earn interest and may be paid in a lump sum or in annual installments over a period of up to 20 years.

A retirement benefit plan for Board members requires annual payments to retired or permanently disabled directors who served a minimum of six full years. The benefit is computed at $250 for each full year of service and is paid to the director or surviving spouse for a period equal to the years served on the Board through December 31, 1995, the date the plan was terminated. All earned benefits as of December 31, 1995, will be paid when due. As of June 30, 1999, the present value of accumulated benefits under this plan was approximately $500,000.

(1) All correspondence in relation to operational matters should be addressed to D.P. Cardarelli, President and Chief Executive Officer, Agway Inc., P.O. Box 4933, Syracuse, New York 13221.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

The executive officers of Agway provide operating control to carry out the policies established by the Board of Directors and serve at the discretion of the Board with no guarantee of employment. There are no full-time executive officers of Agway who are members of the Board of Directors. The principal occupation of all executive officers of the Agway for the past five years, except for Mr. Feeney, has been as an officer or employee of the Agway. The following is a listing of these officers as of July 1, 1999:

                                                                                                  Years Served
          Name                      Age      Office                                                As Officer
          ----                      ---      ------                                                ----------
Donald P. Cardarelli                43       President and Chief Executive Officer                     8
Daniel J. Edinger                   48       President, Telmark LLC                                    1
John F. Feeney                      38       Corporate Controller                                      -
Robert A. Fischer, Jr.              51       President, Agriculture & Retail Group                     4
David M. Hayes                      55       Senior Vice President, General Counsel
                                               and Secretary                                          18
Stephen H. Hoefer                   44       Senior Vice President, Public Affairs                     5
Michael R. Hopsicker                34       President, Agway Energy Products LLC                      3
Karen A. Johnson                    37       Treasurer                                                 -
Dennis J. LaHood                    53       President, Country Products Group                         4
Peter J. O'Neill                    52       Senior Vice President, Finance & Control                 10
William L. Parker                   52       Vice President and Chief Information Officer              4
Robert D. Sears                     58       Vice President, Membership                                5
Gerald R. Seeber                    52       Senior Vice President, Administrative Services and
                                               President, Agway Insurance Group                        1
G. Leslie Smith                     56       Vice President and Chief Investment Officer               2

Mr. Cardarelli served as Vice President, Treasurer of the Company from May 1992 to August 1994; as Executive Vice President and Chief Operating Officer from August 1994 to January 1995; and as General Manager and CEO from January 1995 and President from February 1995 to July 1, 1999.

Mr. Edinger served as President, Telmark LLC, from February 1988 to July 1,1999.

Mr. Feeney served as Manager, External Reporting, from November 1994 to June 1995; as Director, Corporate Reporting, from July 1995 to August 1998; and as Corporate Controller from August 1998 to July 1, 1999. For the period August 1983 to November 1994, Mr. Feeney worked for Ernst & Young.

Mr. Fischer has served as President, Milford Fertilizer Company, since June 1970; as Executive Director, Crops from October 1994 to February 1995; as Vice President, Agway Agricultural Products, from February 1995 to July 1, 1997; as President, Agway Agricultural Products, from July 1997 to March 1999; and as President, Agriculture & Retail Group from March 1999 to July 1, 1999.

Mr. Hayes served as Senior Vice President, General Counsel and Secretary from July 1992 to July 1, 1999.

Mr. Hoefer served as Vice President, Public Affairs, from June 1994 to July 1997; and as Senior Vice President, Public Affairs, from July 1997 to July 1, 1999.

Mr. Hopsicker served as Director, Planning & Operations, AEP, from November 1992 to December 1994; as Director, Financial Planning, Finance & Control, from December 1994 to October 1995; as Director, Business Development, ARS, from October 1995 to April 1996; as Vice President, Agway Energy Products, from April 1996 to July 1997; and as President, Agway Energy Products LLC, from July 1997 to July 1, 1999.

Ms. Johnson served as Assistant Treasurer from September 1992 to August 1998; and as Treasurer from August 1998 to July 1, 1999.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Mr. LaHood served as President, Country Foods, from October 1992 to October 1994; as Executive Director, Country Foods and Seed Operations, from October 1994 to February 1995; as Vice President, Country Products Group, from February 1995 to July 1997; and as President, Country Products Group, from July 1997 to July 1, 1999.

Mr. O'Neill served as Senior Vice President, Finance & Control, from October 1992 to November 1994; as Senior Vice President, Finance & Control, Treasurer and Controller, from November 1994 to August 1998; and as Senior Vice President, Finance & Control, from August 1998 to July 1, 1999.

Mr. Parker served as Director of New Project Management from January 1993 to September 1994; as Vice President, Information Services, from September 1994 to May 1996; and as Vice President, Chief Information Officer, from May 1996 to July 1, 1999.

Mr. Sears served as Vice President, Membership, from June 1994 to July 1, 1999.

Mr. Seeber served as President, Agway Insurance Group, from October 1993 to July 1997; and as Senior Vice President, Administrative Services and President, Agway Insurance Group, from July 1997 to July 1, 1999.

Ms. Smith served as Director, Trust Investments, from September 1993 to April 1997; and as Vice President and Chief Investment Officer from May 1997 to July 1, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information regarding annual and long-term compensation for services in all capacities to Agway for the years ended June 30, 1999, 1998 and 1997 of those persons who served as (i) the chief executive officer (CEO) at any time during the year, and (ii) the other four most highly compensated executive officers of Agway (other than the CEO) who were serving in such capacity at June 30, 1999.

                                            SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------
                                             Annual Compensation (4)
                                             -----------------------
Name and                                                                                  ALL OTHER
Principal Position              YEAR            SALARY(1)      BONUS(1)(2)             COMPENSATION(3)
------------------------------------------------------------------------------------------------------------
Donald P. Cardarelli            1999             $478,276         $154,530                          $18,057
   President and CEO            1998              425,390          327,600                           11,500
                                1997              387,024           80,000                            3,925

Daniel J. Edinger               1999              199,710          155,040                            3,764
   President,                   1998              178,853          105,240                            3,033
   Telmark LLC                  1997              130,619           52,801                            2,807

Robert A. Fischer, Jr.          1999              316,442           40,000                           63,480
   President,                   1998              294,423          124,000                          116,476
   Agriculture & Retail         1997              220,000           44,000                          118,411
   Group

Michael R. Hopsicker            1999              218,087          171,000                            3,864
   President,                   1998              202,312          105,000                            2,987
   Agway Energy                 1997              170,014           34,001                            2,873
   Products LLC

Dennis J. LaHood                1999              252,639          211,800                            3,009
   President,                   1998              220,407          175,515                            2,998
   Country Products             1997              178,293           88,000                            2,877
   Group


(1) Salary and bonus are used in determining the average annual compensation pursuant to Agway's Retirement Plan, effective July 1, 1998 (see page 72). This amount includes all deferred amounts under the Agway Inc. Employees' Thrift Investment Plan, Agway Inc. Employees' Benefit Equalization Plan, and the Milford Fertilizer Company Employees' Profit Sharing and Savings Plan.
(2) Members of the chief executive officer's staff and other executives designated by Agway's chief executive officer are eligible for participation in the Agway Inc. management incentive policy. Contingent upon each individual's performance as determined by the President and CEO, Agway's net earnings, and other performance factors, each eligible executive may be paid a bonus. Bonuses are reflected in the fiscal year earned regardless of payment date.
(3) Amounts shown for all officers, except Mr. Fischer, include contributions made by Agway to the Agway Inc. Employees' Thrift Investment Plan, the Agway Inc. Employees' Benefit Equalization Plan, the Agway Inc. Employees' Deferred Compensation Program, and any other payments not appropriately characterized as salary or bonus. With respect to Mr. Fischer, amounts include payments to the Milford Fertilizer Company Employees' Profit Sharing and Savings Plan, term life insurance premiums, and reportable savings interest.
(4) There were no perquisites paid by Agway in excess of the lesser of $50,000 or 10% of an executive's total salary and bonus for the years disclosed.

ITEM 11.  EXECUTIVE COMPENSATION

EMPLOYEES' RETIREMENT PLAN

The Employees' Retirement Plan of Agway Inc. (the Retirement Plan) is a non-contributory defined benefit plan covering nearly all employees. The Retirement Plan was amended effective July 1, 1998, to include a pension equity formula, as well as to recognize incentive compensation as pensionable compensation for all employees. It provides for retirement benefits, based upon average annual compensation received during the highest 36 consecutive months in the last 10 years of service and credits earned for years of service with Agway. Full credits are earned for service on and after July 1, 1998, and credits equal to approximately 3/4 of the full credits are earned for service prior to July 1, 1998. The benefit is defined as an account balance and can be paid out as a lump sum or an annuity. An employee is 100% vested in his benefit after completing 5 years of service or attaining age 55 after completing one year of service.

The following table shows estimated annual benefits payable upon retirement using the credit formula in effect for service after June 30, 1998, based on certain 3-year average remuneration levels and years-of-service classifications. Under the formula, base credits are applied to the total average annual compensation and excess credits are applied to the average annual compensation in excess of one-half the Social Security Wage Base. In developing this table, both base and excess credits have been applied to the total average annual compensation. Further, the table was developed assuming a normal retirement at age 65 and an annuity conversion factor based on a 6% interest rate.

                                                PENSION PLAN TABLE
                                                   (NEW FORMULA)
                                             YEARS OF CREDITED SERVICE
------------------------------------------------------------------------------------------------------------------------------
   3-YEAR AVERAGE
    REMUNERATION           5              10             15             20             25              30             35
------------------------------------------------------------------------------------------------------------------------------

     $300,000              $21,200        $ 40,300      $  59,400      $  77,100      $  94,800        $111,000       $127,300
      350,000               24,800          47,000         69,300         89,900        110,600         129,500        148,500
      400,000               28,300          53,700         79,200        102,800        126,400         148,000        169,700
      450,000               31,800          60,500         89,100        115,600        142,100         166,500        190,900
      500,000               35,400          67,200         99,000        128,500        157,900         185,100        212,200
      550,000               38,900          73,900        108,900        141,300        173,700         203,600        233,400
      600,000               42,400          80,600        118,800        154,200        189,500         222,100        254,600
      650,000               46,000          87,300        128,700        167,000        205,300         240,600        275,800
      700,000               49,500          94,100        138,600        179,900        221,100         259,100        297,000
      750,000               53,000         100,800        148,500        192,700        236,900         277,600        318,200
      800,000               56,600         107,500        158,400        205,600        252,700         296,100        339,500
      850,000               60,100         114,200        168,300        218,400        268,500         314,600        360,700
      900,000               63,600         120,900        178,200        231,300        284,300         333,100        381,900
      950,000               67,200         127,700        188,100        244,100        300,100         351,600        403,100

Active participants are entitled to receive no less than the value of their benefits accrued under the old Retirement Plan benefit formula which was in effect through June 30, 1998. in addition, most active participants whose age plus service totaled 55 years or more as of July 1, 1998, will receive the greater of the benefit determined under the new formula described above, or the benefit determined had the old formula remained in effect (grandfathered).

The old Retirement Plan benefit formula is based upon average annual compensation received during the highest 60 consecutive months in the last 10 years of service and credited years of service. Optional earlier retirement and other benefits are also provided. The old formula pays a monthly retirement benefit based on the greater amount calculated under two formulas. The benefit amount under one formula is subject to an offset for Social Security benefits.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows estimated annual benefits under the old Retirement Plan formula in effect for service before July 1, 1998, based on certain 5-year average remuneration levels and years-of-service classifications. The table was developed assuming a normal retirement at age 65 and does not reflect an offset for up to 50% of the Social Security benefit, subject to certain minimum benefits.

                                                PENSION PLAN TABLE
                                                   (OLD FORMULA)
                                             YEARS OF CREDITED SERVICE
------------------------------------------------------------------------------------------------------------------------------
   5-YEAR AVERAGE
    REMUNERATION           5             10             15              20             25             30             35
------------------------------------------------------------------------------------------------------------------------------
     $300,000              $24,000      $  48,000      $  72,000       $  96,000       $120,000       $144,000       $168,000
      350,000               28,000         56,000         84,000         112,000        140,000        168,000        196,000
      400,000               32,000         64,000         96,000         128,000        160,000        192,000        224,000
      450,000               36,000         72,000        108,000         144,000        180,000        216,000        252,000
      500,000               40,000         80,000        120,000         160,000        200,000        240,000        280,000
      550,000               44,000         88,000        132,000         176,000        220,000        264,000        308,000
      600,000               48,000         96,000        144,000         192,000        240,000        288,000        336,000
      650,000               52,000        104,000        156,000         208,000        260,000        312,000        364,000
      700,000               56,000        112,000        168,000         224,000        280,000        336,000        392,000
      750,000               60,000        120,000        180,000         240,000        300,000        360,000        420,000
      800,000               64,000        128,000        192,000         256,000        320,000        384,000        448,000
      850,000               68,000        136,000        204,000         272,000        340,000        408,000        476,000
      900,000               72,000        144,000        216,000         288,000        360,000        432,000        504,000
      950,000               76,000        152,000        228,000         304,000        380,000        456,000        532,000

Amounts under the Retirement Plan may be subject to reduction because of the limitations imposed under the Internal Revenue Code; however, the extent of any reduction will vary in individual cases according to circumstances existing at the time pension payments commence. The Agway Inc. Employees' Benefit
Equalization Plan has been established to provide for the amount of any such reduction in annual pension benefits under the Retirement Plan.

The benefits shown are computed on a straight life basis and do not reflect an offset for up to 50% of the Social Security benefit, subject to certain minimum benefits. Also, the benefits are based on continuing the Retirement Plan's benefit formulas as in effect on June 30, 1999. As of June 30, 1999, the officers and their respective number of credited years of service under the Retirement Plan were as follows: Messrs. Cardarelli, 14; Hopsicker, 10; Lahood, 29; and Edinger, 20. Mr. Fischer does not participate in the Retirement Plan nor any other long-term incentive programs of Agway. However, he participates in the Milford Fertilizer Company Employees' Profit Sharing and Savings Plan. "Compensation" is defined as the regular salary or wages, as reported in the Salary column of the Summary Compensation Table, which is paid to an employee for services rendered to Agway Inc., including overtime, vacation pay, or special pay and bonuses as reported in the Bonus column of the Executive Compensation disclosure on page 71.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

For a discussion of director compensation, see Directors and Executive Officers of the Registrant (Item 10) of this Form 10-K.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDE PARTICIPATION

Agway has a committee of certai directors, including the Chairman and Vice Chairman of the Board of Directors, which determines the compensation of Donald
P. Cardarelli, President and CEO of Agway Inc. The compensation of the other executive officers of Agway Inc. is determined by Mr. Cardarelli. Salaries of all executive officers are included in the annual operating budget, which is approved by the entire Board of Directors of Agway Inc.

None of the executive  officers or directors  who  participate  in  establishing
compensation   policies  had  interlocks  reportable  under  Section  402(J)  of
Regulation S-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None of the executive officers of Agway, either individually or in the aggregate, own greater than 1% of any class of equity securities of Agway Inc. or its subsidiaries. Agway is an agricultural cooperative and each of its members, including each director, owns one share of $25 par value common stock. None of the directors, either individually or in the aggregate, own greater than 1% of any class of equity security of Agway Inc. or its subsidiaries.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agway's members, including its directors, are customers of Agway and/or its subsidiaries. They purchase products from Agway in the normal course of operating their farm businesses and may sell certain agricultural products to Agway at market prices. The prices, terms, and conditions of any purchase or sale transaction are on the same basis for all of Agway's members.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                               PAGE
                                                                                                             LOCATION
                                                                                                             --------
     (A)  INDEX TO DOCUMENT LIST
         (1)  FINANCIAL STATEMENTS

              Among the responses to this Item 14(a)(1) are the following financial statements, which are included in Item 8 on page 34:

              (i)     Report of Independent Accountants..........................................................  36

              (ii)    Consolidated Balance Sheets, June 30, 1999 and 1998........................................  37

              (iii)   Consolidated Statements of Operations, fiscal years ended June 30, 1999, 1998 and 1997.....  38

              (iv)    Consolidated Statements of Comprehensive Income, fiscal years ended
                      June 30, 1999, 1998 and 1997...............................................................  39

              (v)     Consolidated Statements of Changes in Shareholders' Equity, fiscal years ended
                      June 30, 1999, 1998 and 1997...............................................................  40

              (vi)    Consolidated Statements of Cash Flow, fiscal years ended June 30, 1999, 1998 and 1997......  41

              (vii)   Notes to Consolidated Financial Statements.................................................  42

         (2)  FINANCIAL STATEMENT SCHEDULES

              (i)     The following schedules are presented:

                      Schedule I    -    Condensed Financial Information of Registrant, each of the three years in the period ended June 30, 1999...........................  76

                      Schedule II   -    Valuation and Qualifying Accounts, fiscal years ended
                                         June 30, 1999, 1998 and 1997............................................  81

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

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------

                          AGWAY INC. (PARENT CO. ONLY)
                            CONDENSED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                                        RESTATED
                                                                                      1999                1998
                                                                                  -------------      --------------
Current assets:
     Trade accounts  receivable  (including  notes  receivable  of  $42,390  and
         $46,173, respectively), less allowance for doubtful
         accounts of $4,597 and $5,486, respectively............................  $     115,335      $      126,540
     Inventories................................................................        114,837             118,308
     Other current assets.......................................................         52,488              59,256
                                                                                  -------------      --------------
         Total current assets...................................................        282,660             304,104

Investments in subsidiaries.....................................................        231,829             172,580

Properties and equipment, net...................................................        117,017             111,735

Net pension asset...............................................................        198,160             176,792

Other assets....................................................................          8,130               6,520
                                                                                  --------------     --------------

         Total assets...........................................................  $     837,796      $      771,731
                                                                                  ==============     ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................................................  $      33,653      $       48,200
     Operating advances payable to subsidiaries, net............................        395,077             329,373
     Other current liabilities..................................................         75,006             113,022
                                                                                  --------------     --------------
         Total current liabilities..............................................        503,736             490,595

Other liabilities...............................................................        135,113              74,907

Shareholders' equity............................................................        198,947             206,229
                                                                                  --------------     --------------

         Total liabilities and shareholders' equity.............................  $     837,796      $      771,731
                                                                                  ==============     ==============

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------

                          AGWAY INC. (PARENT CO. ONLY)
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                             (THOUSANDS OF DOLLARS)


                                                                                    RESTATED            RESTATED
                                                                   1999               1998                1997
                                                              -------------       -------------      --------------
Net sales and revenues from:
     Product sales..........................................  $     793,530       $     874,841      $      896,111
     Other services.........................................         18,426              17,607              15,614
                                                              -------------       -------------      --------------
         Total net sales and revenues.......................        811,956             892,448             911,725
Cost and expenses from:
     Products and plant operations..........................        743,143             812,439             837,623
     Selling, general and administrative activities.........         96,454              85,844              84,573
                                                              -------------       -------------      --------------
         Total operating costs and expenses.................        839,597             898,283             922,196
                                                              -------------       -------------      --------------

Operating income (loss).....................................        (27,641)             (5,835)            (10,471)
Interest expense, net.......................................        (11,528)             (7,788)            (10,213)
Other income, net...........................................         36,014              27,949              21,500
                                                              -------------       -------------      --------------
Earnings (loss) from operations before income taxes
     and equity in earnings of subsidiaries.................         (3,155)             14,326                 816
Income tax benefit (expense)................................        (12,173)              7,073               6,821
                                                              -------------       -------------      --------------
Income (loss) before equity in earnings of subsidiaries.....         (9,018)             21,399               7,637
Equity in earnings (loss) of unconsolidated subsidiaries....         (7,223)             (9,210)              3,033
                                                              -------------       -------------      --------------
Earnings before cumulative effect of an accounting change...          1,795              12,189              10,670
Cumulative effect of accounting change, net of tax
     expense of $16,500.....................................              0              28,956                   0
                                                              -------------       -------------      --------------
Net earnings................................................          1,795              41,145              10,670
Retained earnings - beginning of year.......................        155,362             117,851             111,418
Dividends...................................................         (3,394)             (3,634)             (4,237)
                                                              -------------       -------------      --------------
Retained earnings - end of year.............................  $     153,763       $     155,362      $      117,851
                                                              =============       =============      ==============

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------

                          AGWAY INC. (PARENT CO. ONLY)
                        CONDENSED STATEMENTS OF CASH FLOW
                 FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                             (THOUSANDS OF DOLLARS)

                                                                                    RESTATED            RESTATED
                                                                   1999               1998                1997
                                                              -------------       -------------      -------------
Net cash flows from operating activities....................  $     23,593        $     34,519       $     19,670
Cash flows from investing activities:
     Purchases of property, plant and equipment                    (19,793)            (21,913)           (17,169)
     Proceeds from disposal of business.....................        14,150                   0                  0
     Other..................................................        (9,111)                884              4,639
                                                              -------------       -------------      -------------
Net cash flows used in investing activities                        (14,754)            (21,029)           (12,530)
Cash flows from financing activities:
     Payments on capitalized leases.........................          (243)               (526)              (832)
     Cash dividends paid....................................        (3,532)             (3,943)            (4,297)
     Other..................................................        (5,064)             (9,021)            (2,011)
                                                              -------------       -------------      -------------
Net cash flows used in financing activities                         (8,839)            (13,490)            (7,140)
Net increase in cash and equivalents........................             0                   0                  0
Cash and equivalents at beginning of year                                0                   0                  0
                                                              -------------       -------------      -------------
Cash and equivalents at end of year.........................  $          0        $          0       $          0
                                                              =============       =============      =============

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------

                          AGWAY INC. (PARENT CO. ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                             (THOUSANDS OF DOLLARS)


BASIS OF PRESENTATION
In the preceding condensed financial statements, which represent the parent company only, Agway's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. These financial statements should be read in conjunction with Agway's consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, effective June 26, 1999, Agway Consumer Products Inc., a Delaware corporation and former holding of AHI, was merged into Agway Inc. Agway Consumer Products Inc. held the assets and business operations of the former Retail segment and certain assets and business operations of the Country Products Group and Agriculture. This merger into Agway aligns the legal structure more closely with the management structure of Agway and facilitates the ability to manage these assets and businesses prospectively. The 1998 and 1997 results as shown have been restated to reflect this merger.

The 1998 results have been restated to correct for the accounting effect of the irregularities as described in Note 17 to the Agway Inc. consolidated financial statements.

RECLASSIFICATIONS
Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

INVENTORIES
Inventories at June 30 consist of the following:

                                                                                                        Restated
                                                                                      1999                1998
                                                                                  -------------      --------------
Raw materials...................................................................  $      6,892       $       7,293
Finished goods..................................................................       106,332             109,451
Supplies........................................................................         1,613               1,564
                                                                                  -------------      --------------
                                                                                  $    114,837       $     118,308
                                                                                  =============      ==============

DEBT
Debt capital for Agway is supplied by its wholly owned subsidiary, AFC, which secures financing through bank borrowings and issuance of corporate debt instruments. The payment of principal and interest on this debt is unconditionally guaranteed by Agway. This guarantee is full and unconditional, and joint and several. The total debt of AFC guaranteed by Agway is disclosed in
Note 10.

RELATED PARTY TRANSACTIONS
Transactions between Agway I nc. and its unconsolidated subsidiaries are as follows:

                                                                                  YEARS ENDED JUNE 30
                                                              -----------------------------------------------------
                                                                                    Restated            Restated
                                                                   1999               1998                1997
                                                              -------------       -------------      --------------
Net sales and revenues......................................  $      5,297        $     36,555       $      15,919
Product and plant operation expenses........................        19,648              12,638               4,020
Recovery of selling, general and administrative expenses....        19,072              19,051              19,207
Interest expense, net.......................................        17,509              14,306              15,284

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------

                          AGWAY INC. (PARENT CO. ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                             (THOUSANDS OF DOLLARS)


CONTINGENCIES
Agway is subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Agway. Agway has established accruals for matters for which payment is probable and amounts reasonably estimable. Management believes any liability that may ultimately result from the resolution of these matters in excess of amounts provided under the above stated policy will not have a material adverse effect on the results of operations, financial position, or liquidity of Agway.

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                   COL. A                              COL. B               COL. C                 COL. D        COL. E
------------------------------------------------------------------------------------------------------------------------
                                                                           ADDITIONS
                                                                     ------------------------
                                                       BALANCE       CHARGED TO    CHARGED TO                   BALANCE
                                                     AT BEGINNING     COSTS AND     OTHER                        AT END
                 DESCRIPTION                          OF PERIOD       EXPENSES     ACCOUNTS      DEDUCTIONS    OF PERIOD
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 30, 1999
------------------------------------------------------------------------------------------------------------------------

Reserves deducted in the balance sheet from assets
to which they apply:
     Allowance for doubtful notes and accounts
         receivable (current)......................  $   7,926       $   1,467     $       0     $2,238(a)     $   7,155
                                                     =========       =========     =========     =========     =========
     Allowance for doubtful leases receivable......  $  27,071       $   9,727     $       0     $6,820(a)     $  29,978
                                                     =========       =========     =========     =========     =========
     Reserve for other security investments........  $       0       $   1,010     $       0     $    0        $   1,010
                                                     =========       =========     =========     =========     =========
     Reserve for obsolete and slow moving inventory  $     591       $     135     $       0     $    0        $     726
                                                     =========       =========     =========     =========     =========
     Surplus property reserve......................  $     789       $       0     $       0     $   91(b)     $     698
                                                     =========       =========     =========     =========     =========
     Income tax valuation allowance................  $       0       $       0     $       0     $    0        $       0
                                                     =========       =========     =========     =========     =========
------------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 30, 1998
------------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from assets
to which they apply:
     Allowance for doubtful notes and accounts
         receivable (current)......................  $   7,864       $   1,820     $       0     $1,758(a)     $   7,926
                                                     =========       =========     =========     =========     =========
     Allowance for doubtful leases receivable......  $  24,014       $   9,570     $       0     $6,513(a)     $  27,071
                                                     =========       =========     =========     =========     =========
     Reserve for obsolete and slow moving inventory  $   2,362       $     100     $       0     $1,871        $     591
                                                     =========       =========     =========     =========     =========
     Surplus property reserve......................  $     856       $       0     $       0     $   67(b)     $     789
                                                     =========       =========     =========     =========     =========
     Income tax valuation allowance................  $       0       $       0     $       0     $    0        $       0
                                                     =========       =========     =========     =========     =========
------------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 30, 1997
------------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from assets
to which they apply:
     Allowance for doubtful notes and accounts
         receivable (current)......................  $  10,062       $     623     $       0     $ 2,821(a)     $   7,864
                                                     =========       =========     =========     ==========     =========
     Allowance for doubtful leases receivable......  $  19,776       $   9,718     $       0     $ 5,480(a)     $  24,014
                                                     =========       =========     =========     ==========     =========
     Reserve for obsolete and slow moving inventory  $   2,547       $     385     $       0     $   570        $   2,362
                                                     =========       =========     =========     ==========     =========
     Surplus property reserve......................  $   1,428       $      66     $       0     $   638(b)     $     856
                                                     =========       =========     =========     ==========     =========
     Income tax valuation allowance................  $     881       $       0     $       0     $  (881)       $       0
                                                     =========       =========     =========     ==========     =========

(a) Accounts charged off, net of recoveries.
(b) Locations sold.

ITEM 14(B).       REPORTS ON FORM 8-K
                  No reports on Form 8-K for the three months ended June 30, 1999, have been filed. Agway did file a Form 8-K on July 8, 1999, reporting that it was disclosed to Agway that records had been falsified during the year to conceal losses from unauthorized speculative activities in Agriculture's grain marketing business.

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

                      3(b)  -  Certificate  creating series of Honorary Member
                               Preferred Stock of Agway Inc.dated June 15, 1981, filed by reference to Exhibit 1(c) of the Registration Statement on Form S-1, File No. 2-73928, dated September 3, 1981.

                      3(c)  -  By-Laws of Agway  Inc.,  as  amended  April 28,
                               1999, filed by reference to Exhibit 3 of Form 10-K, dated August 27, 1998.

                      INSTRUMENT DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

                      4(a)  -  The Indenture dated as of October 1, 1974 between
                               Agway Inc. and First Trust and Deposit Company of Syracuse, New York, Trustee, including forms of Subordinated Debentures (Minimum 8% per annum)due July 1,1999, and Subordinated Debentures (Minimum 8.5% per annum) due July 1, 1999, filed by reference to Exhibit 4 of the Registration
                               Statement (Form S-7), File No. 2-52179 dated November 21, 1974.

                      4(b)  -  The  Indenture  dated  as  of  September  1, 1976 between Agway Inc. and First Trust and Deposit Company of Syracuse, New York, Trustee, including forms of Subordinated Debentures (Minimum 7% per annum)due July 1,2001,and Subordinated Debentures (Minimum 7.5% per annum) due July 1, 2001, filed by reference to Exhibit 4 of the Registration Statement (Form S-1), File No. 2-57227, dated September 21, 1976.

                      4(c)  -  The  Indenture  dated  as  of  September 1,  1978 between Agway Inc. and First Trust and Deposit Company of Syracuse, New York, Trustee, including forms of Subordinated Debentures(Minimum 7.5% per annum) due July 1, 2003, and Subordinated Debentures (Minimum 8% per annum)due July 1,2003, filed by reference to Exhibit 4 of the Registration Statement(Form S-1),File No. 2-62549 dated September 8, 1978.

                      4(d)  -  The  Indenture  dated  as  of  September 1, 1985, between Agway and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Money Market Certificates (Minimum 7.5% per annum) due October 31, 2005, and Subordinated Member Money Market Certificates (Minimum 8% per annum)due October 31, 2005, filed by reference to Exhibit 4 of the Registration Statement (Form S-2), File No. 2-99905, dated August 27, 1985.

ITEM 14(C)(1). EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

                     4(e)  -  The  Indenture  dated as of  September  1, 1986,
                              between AFC and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 6% per annum) due October 31, 2006, and Subordinated Money Market Certificates (Minimum 5.5% per annum) due October 31, 2006, filed by reference to Exhibit 4 of the Registration Statement (Form S-3), File No. 33-8676, dated September 11, 1986.

                     4(f)  -  The  Supplemental  Indenture dated as of October
                              1, 1986, among AFC, Agway Inc. and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of subordinated debt securities filed by reference to Exhibit 4 of the Registration Statement (Form S-3), File No. 33-8676, dated September 11, 1986.

                     4(g)  -  The Indenture dated as of August 24, 1987, between
                              AFC and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 6.5% per annum) due October 31,2008, and Subordinated Money Market Certificates (Minimum 6% per annum) due October 31, 2008, filed by reference to Exhibit 4 of the Registration Statement (Form S-3), File
                              No. 33-16734, dated August 31, 1987.

                     4(h)  -  The Indenture dated as of August 23, 1988, between
                              AFC and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 9.5% per annum) due October 31, 2000, and Subordinated Member Money Market Certificates (Minimum 9% per annum)due October 31, 2008, and Subordinated Money Market Certificates (Minimum 9% per annum) due October 31, 2000, and Subordinated Money Market Certificates (Minimum 8.5% per annum) due October 31, 2008, filed by reference to Exhibit 4 of the Registration Statement (Form S-3), File No. 33-24093, dated August 31, 1988.

                     4(i)  -  The  Supplemental  Indenture  dated  as of October
                              14, 1988, among AFC, Agway Inc. and Key Bank of Central New York, National Association, Trustee, amending the Indentures dated as of August 23, 1988, and August 24, 1988, filed on October 18, 1988.

                     4(j)  -  The  Indenture dated as of August 23, 1989, among
                              AFC, Agway Inc. and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Money Market Certificates and Subordinated Member Money Market Certificates, filed by reference to Exhibit 4 of the Registration Statement (Form S-3), File No. 33-30808, dated August 30, 1989.

                     4(k)  -  Agway  Board of Directors resolutions authorizing the issuance of Honorary Member Preferred Stock, Series HM and Membership Common Stock and authorizing AFC to issue Money Market Certificates under Indentures dated as of August 23, 1989, filed herein.

                     4(l)  -  AFC  Board of Directors  resolutions  authorizing the issuance of Money Market Certificates under Indentures dated as of August 23, 1989 , filed herein.

                     4(m)  -  The  Supplemental  Indenture  dated  as of August
                              24, 1992, among AFC, Agway Inc. and Key Bank of New York, Trustee, amending the Indenture dated as of August 23, 1989, filed by reference to Exhibit 4 of the Registration Statement (Form S-3), File No. 33-52418, dated September 25, 1992.

ITEM 14(C)(1). EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

                     4(n)  -  Agreement  of  Resignation,  Appointment  and
                              Acceptance among KeyCorp, Key Bank of New York,AFC and Mellon Bank, F.S.B., dated as of September 3, 1996,five agreements,filed by reference to Exhibit 4(o) of Form S-3, File No. 333-34781, dated September 2, 1997.

                (ii) The following exhibits are filed as a separate section of this report:

                     10   -   MATERIAL CONTRACTs
                              (a) Directors - Deferred Compensation Agreement
                              (b) Board Officers-Deferred Compensation Agreement

                     12   -   STATEMENT RE COMPUTATION OF RATIOS

                     21   -   SUBSIDIARIES OF THE REGISTRANT

                     23   -   CONSENTS OF EXPERTS AND COUNSEL

                     27   -   FINANCIAL DATA SCHEDULE*

                     99   -   ADDITIONAL EXHIBITS
                              The Annual Report on Form 11-K for the year ended
                              June 30, 1999 of the Agway Inc. Employees' Thrift
                              Investment Plan.


* Included with electronic filing only.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AGWAY INC.
                                   (Registrant)

                                   By              /s/ Donald P. Cardarelli
                                         ---------------------------------------
                                                     DONALD P. CARDARELLI
                                                     PRESIDENT AND CHIEF
                                                      EXECUTIVE OFFICER
                                                 (PRINCIPAL EXECUTIVE OFFICER)

                                   Date             September 10, 1999
                                        ----------------------------------------

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

                      SIGNATURE                        TITLE                                           DATE
                      ---------                        -----                                           ----
             /s/ Donald P. Cardarelli                  President and Chief Executive Officer     September 10, 1999
              (DONALD P. CARDARELLI)                         (Principal Executive Officer)


             /s/ Peter J. O'Neill                      Senior Vice President,                    September 10, 1999
               (PETER J. O'NEILL)                          Finance & Control
                                                           (Principal Financial Officer
                                                           & Principal Accounting Officer)



             /s/ Ralph H. Heffner                      Chairman of the                           September 10, 1999
              (RALPH H. HEFFNER)                           Board and Director



             /s/ Gary K. Van Slyke                     Vice Chairman of the                      September 10, 1999
              (GARY K. VAN SLYKE)                          Board and Director



             /s/ Kevin B. Barrett                      Director                                  September 10, 1999
              (KEVIN B. BARRETT)



             /s/ Keith H. Carlisle                     Director                                  September 10, 1999
              (KEITH H. CARLISLE)



             /s/ D. Gilbert Couser                     Director                                  September 10, 1999
              (D. GILBERT COUSER)

                                       85


                   SIGNATURE                             TITLE                                       DATE
                   ---------                             -----                                       ----

             /s/ Andrew J. Gilbert                     Director                                  September 10, 1999
              (ANDREW J. GILBERT)



             /s/ Peter D. Hanks                        Director                                  September 10, 1999
               (PETER D. HANKS)



             /s/ Robert L. Marshman                    Director                                  September 10, 1999
              (ROBERT L. MARSHMAN)



             /s/ Jeffrey B. Martin                     Director                                  September 10, 1999
              (JEFFREY B. MARTIN)



             /s/ Samuel F. Minor                       Director                                  September 10, 1999
              (SAMUEL F. MINOR)



             /s/ Carl D. Smith                         Director                                  September 10, 1999
              (CARL D. SMITH)



             /s/ Thomas E. Smith                       Director                                  September 10, 1999
              (THOMAS E. SMITH)



             /s/ Joel L. Wenger                        Director                                  September 10, 1999
              (JOEL L. WENGER)



             /s/ Edwin C. Whitehead                    Director                                  September 10, 1999
              (EDWIN C. WHITEHEAD)



             /s/ William W. Young                      Director                                  September 10, 1999
              (WILLIAM W. YOUNG)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

As of the date of this filing on Form 10-K, the Registrant has not had available to be sent to security holders the annual report for fiscal year ended June 30, 1999. Subsequent to the filing of the annual report on Form 10-K, the Registrant shall furnish security holders with annual reports.

                                   AGWAY INC.
                                   FORM 10-K
                                  JUNE 30, 1999
                                  EXHIBIT INDEX


Exhibit
Number       Title
-------      -----

(10)         Material contracts
             (a)           Directors - Deferred Compensation Agreement
             (b)           Board Officers - Deferred Compensation Agreement

(12)         Statements re computation of ratios

(21)         Subsidiaries of registrant

(23)         Consent of experts and counsel

(27)         Financial data schedule*

(99)         Additional exhibits
                  Annual report on Form 11-K for the year ended June 30, 1999 of the Agway Inc. Employees' Thrift Investment Plan


*Included with electronic filing only.