Form 10-Q
period 1999-09-30
AGWAY INC
filed 1999-11-09
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934
For the quarterly period ended September 30, 1999
                               ------------------
                                       OR

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
---
EXCHANGE ACT OF 1934
For the transition period from                          to
                                --------------------        --------------------
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



        Class                                    Outstanding at November 5, 1999
-------------------------                        -------------------------------
Membership Common Stock,                               99,549  shares
$25 par value per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.    FINANCIAL INFORMATION
-------    ---------------------

           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 1999 and June 30, 1999...................   3

           Condensed Consolidated Statements of Operations and Retained Earnings for the three months
           ended September 30, 1999 and September 30, 1998....................................................   4

           Consolidated Statements of Comprehensive Income for the three months ended
           September 30, 1999 and September 30, 1998..........................................................   5

           Condensed Consolidated Cash Flow Statements for the three months ended September 30, 1999
           and September 30, 1998.............................................................................   6

           Notes to Condensed Consolidated Financial Statements...............................................   7

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....  14

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................  23

PART II.   OTHER INFORMATION
--------   -----------------
           Item 6.  Exhibits and Reports on Form 8-K..........................................................  25

           SIGNATURES.........................................................................................  26


                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  Item 1. CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                  September 30,         June 30,
ASSETS                                                                                1999                1999
------                                                                            -------------      --------------
Current Assets:
     Trade accounts  receivable  (including  notes  receivable  of  $40,850  and
         $45,960, respectively), less allowance for doubtful accounts of
         $7,554 and $7,155, respectively........................................  $     168,497      $      185,536
     Leases receivable, less unearned income of $65,101 and
         $64,473, respectively..................................................        134,255             131,431
     Advances and other receivables.............................................         30,189              23,456
     Inventories:
         Raw materials..........................................................          3,233               6,892
         Finished goods.........................................................        134,857             137,348
         Goods in transit and supplies..........................................          3,142               1,826
                                                                                  -------------      --------------
              Total inventories.................................................        141,232             146,066
     Prepaid expenses and other assets..........................................         54,396              52,341
                                                                                  -------------      --------------
         Total current assets...................................................        528,569             538,830

Marketable securities available for sale........................................         36,204              35,099
Other security investments......................................................         50,679              51,010
Properties and equipment, net...................................................        216,342             215,425
Long-term leases receivable, less unearned income of $138,024 and
     $134,623, respectively.....................................................        435,620             419,444
Net pension asset...............................................................        202,118             198,160
Other assets  ..................................................................         22,111              19,083
                                                                                  -------------      --------------
              Total assets......................................................  $   1,491,643      $    1,477,051
                                                                                  =============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable..............................................................  $     132,600      $      81,800
     Current installments of long-term debt.....................................        101,339             94,699
     Current installments of subordinated debt..................................         65,085             76,968
     Accounts payable...........................................................        119,740            115,350
     Other current liabilities..................................................        105,882            115,865
                                                                                  -------------      -------------
         Total current liabilities..............................................        524,646            484,682

Long-term debt..................................................................        260,018            279,417
Subordinated debt...............................................................        422,051            409,335
Other liabilities...............................................................        103,305            104,670
                                                                                  -------------      -------------
         Total liabilities......................................................      1,310,020          1,278,104
Commitments and contingencies
Shareholders' equity:
     Preferred stock, net.......................................................         42,543             42,917
     Common stock, net..........................................................          2,492              2,506
     Accumulated other comprehensive income.....................................           (385)              (239)
     Retained earnings..........................................................        136,973            153,763
                                                                                  -------------      -------------
         Total shareholders' equity.............................................        181,623            198,947
                                                                                  -------------      -------------
              Total liabilities and shareholders' equity........................  $   1,491,643      $   1,477,051
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

 Item 1. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                    ------------------------------
                                                                                        1999              1998
                                                                                    -------------    -------------
Net sales and revenues from:
     Product sales (including excise taxes).....................................    $     291,428    $     278,960
     Leasing operations.........................................................           18,272           16,913
     Insurance operations.......................................................            6,980            6,966
                                                                                    -------------    -------------
         Total net sales and revenues...........................................          316,680          302,839

Cost and expenses from:
     Products and plant operations..............................................          288,659          271,047
     Leasing operations.........................................................            7,701            7,366
     Insurance operations.......................................................            4,152            4,633
     Selling, general and administrative activities.............................           37,582           35,074
                                                                                    -------------    -------------
         Total operating costs and expenses.....................................          338,094          318,120

Operating loss..................................................................          (21,414)         (15,281)

Interest expense, net...........................................................           (7,687)          (7,523)
Other income, net...............................................................            2,725           13,254
                                                                                    -------------    -------------
Loss before income taxes........................................................          (26,376)          (9,550)
Income tax benefit .............................................................            9,586            3,280
                                                                                    -------------    -------------

Net loss .......................................................................          (16,790)          (6,270)

Retained earnings, beginning of period..........................................          153,763          155,362
                                                                                    -------------    -------------
     Retained earnings, end of period...........................................    $     136,973    $     149,092
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

             Item 1. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                          Three Months Ended
                                                                                              September 30,
                                                                                    -------------------------------
                                                                                        1999              1998
                                                                                    -------------    --------------
Net loss .......................................................................    $    (16,790)    $      (6,270)

Other comprehensive income, net of tax:
     Unrealized gains (losses) on
       available-for-sale securities:
         Unrealized holding gains (losses)
           arising during period................................................            (146)              540
         Reclassification adjustment
           for (gains) losses included in
              net income........................................................               0                46
                                                                                    -------------    --------------

Other comprehensive income (loss)...............................................            (146)              586
                                                                                    -------------    --------------

Comprehensive loss..............................................................    $    (16,936)    $      (5,684)
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

               Item 1. CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                    1999                  1998
                                                                                -------------        --------------
Net cash flows (used in) provided by operating activities....................   $     (3,131)        $      34,780

Cash flows provided by (used in) investing activities:
     Purchases of property, plant and equipment..............................         (6,929)               (8,210)
     Proceeds from disposal of property, plant and equipment.................             20                 1,468
     Proceeds from sale of business..........................................              0                14,150
     Cash paid for acquisition of business...................................         (4,950)               (6,720)
     Leases originated.......................................................        (68,426)              (58,593)
     Leases repaid...........................................................         47,450                42,743
     Proceeds from sale of marketable securities.............................            645                   247
     Purchases of marketable securities......................................         (1,896)                    0
     Net purchase of investments in cooperatives.............................            319                   572
                                                                                -------------        --------------

Net cash flows used in investing activities..................................        (33,767)              (14,343)


Cash flows provided by (used in) financing activities:
     Net change in short-term borrowings.....................................         50,800               (14,320)
     Proceeds from long-term debt............................................            876                 1,921
     Repayment of long-term debt.............................................        (13,505)              (14,945)
     Proceeds from sale of subordinated debt.................................         23,570                18,812
     Maturity and redemption of subordinated debt............................        (22,737)               (9,098)
     Payments on capital leases..............................................            (15)                  (12)
     Redemption of stock, net ...............................................           (389)                 (954)
     Cash dividends paid.....................................................         (1,702)               (1,841)
                                                                                -------------        --------------

Net cash flows provided by (used in) financing activities....................         36,898               (20,437)
                                                                                -------------        --------------

Net increase (decrease) in cash and equivalents..............................              0                     0
Cash and equivalents at beginning of period..................................              0                     0
                                                                                -------------        --------------

Cash and equivalents at end of period........................................   $          0         $           0
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending June 30, 2000, due to the seasonal nature of certain major segments of our business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1999.

     Future Accounting Requirements
     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) Nos. 133 and 137 which establish comprehensive accounting and reporting requirements for derivative instruments and hedging activities. They require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and the type of risk being hedged. The statements are now effective for all quarters of fiscal years beginning after June 15, 2000. At the present time, Agway has not completed its evaluation of the impact that the adoption of these new standards will have on its consolidated financial statements.

     Reclassifications
     Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


2.   AGWAY FINANCIAL CORPORATION
     ---------------------------
     Agway Financial Corporation (AFC), a wholly owned subsidiary of Agway, is a Delaware corporation incorporated in 1986 with principal executive offices located in Wilmington, Delaware. AFC's principal business activities consist of securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for general corporate purposes to Agway and AFC's wholly owned subsidiary, Agway Holdings Inc. (AHI), and AHI's subsidiaries. The payment of principal and interest on this AFC debt is guaranteed by Agway. This guarantee is full and unconditional, and joint and several. Telmark and Insurance finance their activities through operations or with a combination of short- and long-term credit facilities.

     Major holdings of AHI include Agway Energy Products LLC and Agway Energy Services Inc. (Energy), Telmark LLC and its subsidiaries (Leasing), and Agway Insurance Company and Agway General Agency Inc. (Insurance). Effective June 26, 1999, Agway Consumer Products Inc., a Delaware corporation and former holding of AHI, was merged into Agway Inc. Agway Consumer Products Inc. held the assets and business operations of the former Retail segment and certain assets and business operations of the Country Products Group and Agriculture. This merger into Agway aligns the legal structure more closely with the management structure of Agway and facilitates the ability to manage these assets and businesses prospectively. The September 1998 results as shown below have been restated to reflect this merger.

     In exemptive relief granted pursuant to a "no action letter" issued by the staff of the SEC, AFC is not required to file periodic reports with the SEC for itself but does report summarized financial information in Agway's financial statement footnotes. However, as required by the 1934 Act, the summarized financial information concerning AFC and consolidated subsidiaries is as follows:

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                             -------------------------------
                                                                                                  Restated
                                                                                  1999              1998
                                                                             --------------    -------------
         Net sales and revenues............................................  $      132,264    $     118,399
         Operating earnings (loss).........................................          (6,526)           1,671
         Net loss..........................................................          (8,285)          (4,023)

                                                                              September 30,       June 30,
                                                                                  1999              1999
                                                                             --------------    -------------
         Current assets....................................................  $      639,004    $     567,602
         Properties and equipment, net.....................................          86,173           86,018
         Noncurrent assets.................................................         576,091          557,688
                                                                             --------------    -------------
         Total assets......................................................  $    1,301,268    $   1,211,308
                                                                             ==============    =============

         Current liabilities...............................................  $      128,741    $      67,391
         Short-term notes payable..........................................         132,600           81,800
         Current installments of long-term debt............................          98,408           92,268
         Current installments of subordinated debt.........................          65,085           76,968
         Long-term debt....................................................         244,545          264,021
         Subordinated debt.................................................         422,051          409,335
         Noncurrent liabilities............................................          20,916           23,262
         Shareholder's equity..............................................         188,922          196,263
                                                                             --------------    -------------
         Total liabilities and shareholder's equity........................  $    1,301,268    $   1,211,308
                                                                             ==============    =============

                                        8

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWING ARRANGEMENTS
     ----------------------
     As of September 30, 1999, Agway had certain facilities available with banking institutions whereby lenders have agreed to provide funds up to $385,000 to separately financed units of Agway as follows: AFC - $65,000 and Telmark - $320,000. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank standby letter of credit.

     AFC
     As of September 30, 1999, AFC's available bank facilities included a short-term line of credit and a long-term revolving line of credit. These facilities and AFC's ability to issue commercial paper require collateralization using certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). The maximum amounts which can be drawn under these AFC agreements are subject to a limitation based on a specific calculation relating to the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of Agway and is expected to continue to do so. The line of credit and long-term revolving line of credit additionally require Agway's investment in bank stock as additional collateral. In addition, the agreements include certain covenants, the most restrictive of which requires Agway to maintain specific quarterly levels of interest coverage and monthly levels of tangible retained earnings.

     Agway is currently negotiating with its banks for the annual renewal of its line of credit and commercial paper program. The long-term revolving line of credit that expires on December 31, 1999, will not be renewed. It is anticipated by Agway that the short-term line of credit and commercial paper program will be renewed at a level appropriate and adequate to meet our ongoing financing needs. The terms, conditions, and financial covenants of these arrangements may be modified based on the finalization of these negotiations with the banks.

     The specifics of the current arrangements are as follows:

                                                   Available               Outstanding
                                                 ------------     ------------------------------
                                                    9/30/99           9/30/99          6/30/99       Term Expires
                                                 ------------     -------------     ------------     ------------
     Short-term line of credit*................  $     50,000     $       5,400     $          0         12/31/99
     Long-term revolving line of credit........  $     15,000     $           0     $          0         12/31/99
     Commercial paper..........................  $     50,000     $      46,900     $     38,500         12/31/99

     *AFC's  short-term  line of credit  facility  provides  for an  increase to
     $75,000,   which  became  available  on  October  1,  1999,  to  assist  in refinancing maturing subordinated debt.

     In addition, Agway, through AFC, offers subordinated money market certificates (and previously offered subordinated debentures) to the public. AFC's subordinated debt is not redeemable by the holder. However, AFC does have a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase. The foregoing debt bears interest payable semi-annually on January l and July 1 of each year. The money market certificates bear interest at a rate that is the greater of the stated rate or a rate based upon the average discount rate for U.S. Treasury Bills, with maturities of 26 weeks. Subordinated money market certificates due between October 1999 and October 2013 bear a weighted average interest rate of 8.0%, while subordinated debentures due between July 2001 and July 2003 bear a weighted average interest rate of 8.0%.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWING ARRANGEMENTS (continued)
     ---------------------------------
     Telmark
     As of September 30, 1999, Telmark's available credit facilities from banks allow Telmark to borrow up to an aggregate of $320,000. Uncommitted short-term line of credit agreements permit Telmark to borrow up to $70,000 on an uncollateralized basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized revolving line of credit permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of September 30, 1999, under the short-term lines of credit was $70,000 and under the revolving term loan facility was $146,300, of which $136,000 was long-term. As of June 30, 1999, the total amount outstanding was $35,000 under the short-term lines of credit and under the revolving term loan facility was $168,000, of which $148,000 was long-term. The uncommitted lines of credit expire within the next 12 months, and the $250,000 revolving term loan facility is available through August 1, 2000.

     Telmark had balances outstanding on unsecured senior notes from private placements totaling $146,000 at both September 30 and June 30, 1999. The principal bears interest at fixed rates ranging from 6.5% to 7.6%. The principal payments commence November 1999 with final installment due in May 2004. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contains several specific financial covenants.

     Telmark, through two wholly owned special purpose subsidiaries, has lease-backed notes payable to insurance companies that total $57,700 and $58,800 at September 30 and June 30, 1999, respectively. Interest rates on different classes of these notes range from 6.5% to 7.6%. The notes are collateralized by leases, which Telmark sold to these subsidiaries, having an aggregate present value of contractual lease payments equal to the principal balance of the notes. The final scheduled maturity of these notes is December 2007.

     Telmark offers subordinated debentures to the public. The debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1 and is allowed to be reinvested.

     Agway's long-term and subordinated debt outstanding at September 30, 1999, as compared to June 30, 1999, is as follows:

                                                               AFC
                                     Agway              (excluding Telmark)            Telmark                   Total
                             -----------------------   ---------------------   ----------------------   ----------------------
                                9/99          6/99        9/99        6/99        9/99        6/99         9/99        6/99
                             ----------   ----------   ---------   ---------   ----------   ---------   ----------   ---------
     Long-term debt........  $   18,404   $   17,827   $   3,280   $   3,488   $  339,673   $ 352,801   $  361,357   $ 374,116
     Currently payable.....       2,931        2,431         802         807       97,606      91,461      101,339      94,699
                             ----------   ----------   ---------   ---------   ----------   ---------   ----------   ---------
     Net long-term debt....  $   15,473   $   15,396   $   2,478   $   2,681   $  242,067   $ 261,340   $  260,018   $ 279,417
                             ==========   ==========   =========   =========   ==========   =========   ==========   =========

     Subordinated debt.....  $        0   $        0   $ 447,961   $ 448,670   $   39,175   $  37,633   $  487,136   $ 486,303
     Currently payable.....           0            0      46,603      58,768       18,482      18,200       65,085      76,968
                             ----------   ----------   ---------   ---------   ----------   ---------   ----------   ---------
     Net subordinated debt.  $        0   $        0   $ 401,358   $ 389,902   $   20,693   $  19,433   $  422,051   $ 409,335
                             ==========   ==========   =========   =========   ==========   =========   ==========   =========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


4.   COMMITMENTS AND CONTINGENCIES
     -----------------------------
     Environmental
     Agway and its subsidiaries are subject to various laws and governmental regulations concerning environmental matters. We expect to be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated by the Environmental Protection Agency
     (EPA) as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and sites with underground fuel storage tanks. We will also incur other expenses associated with environmental compliance.

     Agway is designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that Agway could be required to pay in excess of its pro rata share of remediation costs. Agway's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in determination of its estimated liability.

     We continually monitor our operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation can be estimated. Estimates of the extent of our degree of responsibility of a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. However, we believe that past experience provides a reasonable basis for estimating our liability. As additional information becomes available, estimates are adjusted as necessary. While we do not anticipate that any such adjustment would be material to our financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the liabilities established will cause future cash outlays over approximately five years based upon current estimates, and it is not expected that such outlays will materially impact Agway's liquidity position.

     Other
     Agway is also subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Agway. We have established accruals for matters for which payment is probable and amounts reasonably estimable. Management believes any liability that may ultimately result from the resolution of these matters in excess of amounts provided under the above stated policy will not have a material adverse effect on the financial position, results of operations or liquidity of Agway.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)


5.   FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING
     --------------------------------------------------
     Agway is an agricultural cooperative directly engaged in manufacturing, processing, distribution, and marketing of agricultural feed and agronomic products and services for its farmer-members and other customers, primarily in the northeastern United States and Ohio. Agway reports its operations principally in five business segments. Total sales and revenues of each industry segment includes the sale of products and services to unaffiliated customers, as reported in the Agway consolidated statements of operations, as well as sales to other segments of Agway which are competitively priced.

     The Other category within the summary of business segments includes intersegment eliminations and interest. The category also includes net corporate expenses and pension income. Finally, interest income for the Leasing segment is reported as "Net Sales and Revenues."

                                                                  Three Months Ended September 30, 1999
                              -----------------------------------------------------------------------------------------------
                                               Country
                                               Products
                               Agriculture      Group         Energy        Leasing     Insurance     Other(a)   Consolidated
                              ------------   -----------   ------------   -----------   ---------   ----------   ------------
Net sales and revenues to
  unaffiliated customers.     $    151,472   $    43,266   $     96,690   $    18,266   $   6,980   $        6   $    316,680
Intersegment sales and
  revenues...............              225         2,922            100             5           0       (3,252)             0
                              ------------   -----------   ------------   -----------   ---------   ----------   ------------
   Total sales and revenues   $    151,697   $    46,188   $     96,790   $    18,271   $   6,980   $   (3,246)  $    316,680
                              ============   ===========   ============   ===========   =========   ==========   ============

Earnings (loss) before
   income taxes..........     $    (16,245)  $       203   $    (12,021)  $     3,842   $      35   $   (2,190)  $    (26,376)
                              ============   ===========   ============   ===========   =========   ==========   ============

Total assets.............     $    351,165   $    68,104   $    152,201   $   614,009   $  55,229   $  250,935   $  1,491,643
                              ============   ===========   ============   ===========   =========   ==========   ============

                                                                  Three Months Ended September 30, 1998
                              -----------------------------------------------------------------------------------------------
                                               Country
                                               Products
                               Agriculture      Group         Energy        Leasing     Insurance     Other(a)   Consolidated
                              ------------   -----------   ------------   -----------   ---------   ----------   ------------
Net sales and revenues to
  unaffiliated customers.     $    157,056   $    36,121   $     85,740   $    16,907   $   6,966   $       49   $    302,839
Intersegment sales and
  revenues...............               27         2,364            111             6           0       (2,508)             0
                              ------------   -----------   ------------   -----------   ---------   ----------   ------------
   Total sales and revenues   $    157,083   $    38,485   $     85,851   $    16,913   $   6,966   $   (2,459)  $    302,839
                              ============   ===========   ============   ===========   =========   ==========   ============

Earnings (loss) before
   income taxes..........     $    (18,031)  $    11,521   $     (5,315)  $     3,421   $       6   $   (1,152)  $     (9,550)
                              ============   ===========   ============   ===========   =========   ==========   ============

Total assets.............     $    367,263   $    53,035   $    126,431   $   543,013   $  55,993   $  250,466   $  1,396,201
                              ============   ===========   ============   ===========   =========   ==========   ============

(a) Represents unallocated net corporate items and intersegment eliminations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


6.   SUBSEQUENT EVENT
     ----------------
     On October 19, 1999, the Board of Directors approved a plan to restructure the retail operations within Agway's Agriculture segment. The plan is intended to improve the operating results in our retail operations and provide a greater opportunity to meet customer needs with products we manufacture and sell. The restructuring will focus Agway's retail distribution into a dealer-based system by converting a majority of the Agway-operated retail stores into dealer-operated stores and by adding additional retail dealer stores to the currently operating retail dealer system. As of the beginning of the current fiscal year, there were approximately 160 Agway-operated stores and 300 retail dealer stores. It is expected that this conversion of Agway-operated stores will take place in a series of transactions with numerous counter parties over the next two fiscal years and that certain locations will be sold for alternative uses. During this transition period, we expect continued operating losses from our retail operations, but at a reduced level as compared to the prior year. It is probable that there will be costs for such things as severance pay and inventory liquidation. Further, it is expected that there will be gains, and it is possible that there could be losses related to the sale or conversion of these retail business locations. The level of gain or loss will be determined on a transaction-by-transaction basis over the transition period and cannot be presently reasonably estimated for all locations. During the development of this plan, negotiations for conversion or sale of certain of the Agway-operated stores were undertaken. As a result, costs associated with consummated transactions and certain of the transactions under negotiation are known or can be reasonably estimated, and therefore, $500 has been incurred or accrued in the quarter ended September 30, 1999. As additional costs associated with these restructuring transactions can be reasonably estimated, they will be accrued. One cost that can be reasonably estimated currently is a $4,300 curtailment cost for the immediate recognition of the unamortized balance of prior service cost in the pension plan associated with employees expected to be affected over the course of the implementation of this plan. This curtailment cost is a non-cash charge to income that will reduce the net pension asset on the balance sheet and which will be fully recognized in the quarter ended December 1999.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


RESULTS OF OPERATIONS
---------------------
Agway is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Agway. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, Agway cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, Agway, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "intend," "believe," "expect," and "anticipate" and phrases "it is probable" and "it is possible" or similar words or phrases identify forward-looking statements.

Agway's net sales and revenues and operating results are significantly impacted by seasonal fluctuations due to the nature of its operations and the geographic location of its service area, which is primarily the northeastern United States. Agriculture net sales and revenues are traditionally higher in the spring as customers acquire products to initiate the growing season. Energy generally realizes significantly higher net sales and revenues in the winter months due to cold winter conditions. Country Products Group, Leasing, and Insurance are not materially impacted by seasonal fluctuations.

Numbers in the following narrative have been rounded to the nearest hundred thousand.

Consolidated Results
--------------------
Consolidated net sales and revenues of $316,700 for the three months ended September 30, 1999, increased $13,800 (5%) as compared to the same period in the prior year. The increase was substantially the result of increased sales in the Country Products Group, Energy, and Leasing segments. The increase in Country Products Group resulted from improvements in its Business Division's sunflower operations and in the Produce Division. The increase in Energy was principally due to a sharp increase in the pricing level of petroleum products and slight volume improvements. The Leasing improvement was from continued growth of the lease portfolio. These sales increases were partially offset by a decrease in Agriculture, which was principally due to lower agronomy sales. The lower level of agronomy sales occurred due to an industry-wide decline in commodity pricing and drought conditions experienced during the first quarter of 2000. See the detailed business segment discussion below.

Consolidated pre-tax loss from operations of $26,400 for the three months ended September 30, 1999, increased $16,800 (176%) as compared to the same period in the prior year. The decrease in the consolidated pre-tax operating results resulted principally from declines in the Country Products Group and Energy business segments (see below) and a $1,000 increase in net corporate costs, substantially due to a reduction in the level of pension income recognized. The decline in Country Products Group during the first quarter is principally the result of a net improvement in results during the first quarter of the prior year relating to the sale of the Allied Seed operations. The decline in Energy is the result of lower product margins experienced from a sharp increase during the quarter of petroleum product costs. The decline in pension income resulted from lower projected gains on assets this year than in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Agriculture
-----------
Total Agriculture sales and revenues of $151,700 for the three months ended September 30, 1999, decreased $5,400 (3%) as compared to $157,100 for the same period in the prior year. The decrease was substantially due to a decline in enterprise agronomy and retail operations sales. The agronomy sales decline of $4,900 for the first quarter as compared to the same period in the prior year was due to pervasively low industry commodity prices as a global oversupply of nitrogen products has significantly reduced prices throughout the fertilizer industry. Additionally, drought conditions in parts of our service area negatively impacted the sales volume in the first quarter. The agronomy sales decline was partially offset by an $800 increase in enterprise feed sales during the first quarter of 2000 as compared to the same period in the prior year. Agriculture continues to grow its feed business, which reflected a unit volume increase of 9% in the first quarter. Agriculture's retail sales declined $2,300 for the first quarter of 2000 as compared to the same period in the prior year and was driven by reduced sales from store locations that were closed after the first quarter of last year and the sales declines in a number of product lines that were negatively impacted by the drought conditions experienced during the first quarter of this year. The decline in retail sales was partially offset by a $1,400 (10%) increase in wholesale dealer sales during the quarter, which was a direct result of the effort made in the fourth quarter of fiscal 1999 to improve the existing dealer relationship.

Pre-tax loss of Agriculture of $16,200 for the three months ended September 30, 1999, decreased $1,800 (10%) as compared to a pre-tax loss of $18,000 for the same period in the prior year. Despite higher gross margin dollars in the enterprise feed operations in the first quarter of 2000 as compared to the first quarter in the prior year, higher operating costs caused the enterprise feed operations pre-tax earnings to decrease $300 in the first quarter of 2000. The increased margins and costs were substantially the result of a new business acquisition during the first quarter of the prior year having a full quarter of activity in the current year and the start of a new feed depot operation after the first quarter of the prior year. The enterprise agronomy business pre-tax results declined $1,500 for the first quarter due substantially to lower product margins which were negatively impacted by the greater supply-versus-demand imbalance and the drought conditions during the first quarter of 2000 as compared to the first quarter of 1999. The enterprise retail operations pre-tax earnings improved $800 substantially due to lower operating expenses in connection with the consolidation of the retail business into the Agriculture segment which occurred in the fourth quarter of fiscal 1999. Overall, Agriculture pre-tax results for the first quarter of 2000 were negatively impacted by $500 of net losses experienced from the closing and conversions of Company-owned retail stores that is part of a plan to restructure the retail operations. (See Footnote 6 for a further description of this activity and its impact on future operating results.) Finally, improved pre-tax results in the first quarter of 2000 were experienced due to lower losses in the grain marketing operations as compared to the first quarter of 1999. As disclosed at June 30, 1999, pre-tax losses totaling $5,800 from unauthorized speculative activity occurred in the first quarter of 1999 as compared to losses of $1,800 incurred during the first quarter of 2000. The current year loss included the costs of $1,300 incurred in closing the unauthorized speculative positions that were outstanding at June 30, 1999, as well as losses from operations during the first quarter of 2000.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Country Products Group
----------------------
Total sales and revenues of $46,200 for the three months ended September 30, 1999, increased $7,700 (20%) as compared to the same period in the prior year. The first quarter growth in sales in the current year was in the Business Group ($2,500) and in the Produce Group ($6,200). This sales growth in the first quarter was partially offset by an $800 decline in sales as a result of the sale of the Allied Seed business in the first quarter of the prior year. The Business Group's sunflower seed operation experienced increased sales volume of human edible sunflower seed this year from its processing plant expansion that was not fully operational in the first quarter of the prior year. The Produce Group sales growth in the first quarter of this year as compared to the same period in the prior year is substantially due to the acquisition of new produce businesses in the second half of the prior year and in the first quarter of the current year. Additional sales growth resulted from the new Empire Sweets onion product line which harvested a larger crop and had higher sales in the first quarter this year as compared to the same period in the prior year.

CPG pre-tax earnings of $200 for the three months ended September 30, 1999, declined $11,300 (98%) as compared to the same period in the prior year. A substantial amount of this decline ($10,700) resulted from the fact that pre-tax earnings of the comparable period in the prior year reflected a net improvement in results relating to the sale of the Allied Seed operations, while no comparable sale occurred in the first quarter ended September 30, 1999. CPG's Business Group improved its pre-tax results of ongoing operations by $1,000 for the first quarter of this year as compared to the same period in the prior year. This improvement was substantially driven by improved margins in the sunflower seed operations. These improvements were reduced by lower margins and higher costs experienced in the Produce Group during the first quarter which reduced this group's pre-tax earnings by $600. CPG's Investment Group experienced a pre-tax loss of $1,200 as it continues to incur costs related to several of its initiatives for future growth. One of the Investment Group's businesses, CPG Nutrients, began commercial sales of OptigenTM 1200, a controlled-release nitrogen feed product, to dairy farmers in October 1999.

Energy
------
Energy sales and revenues of $96,800 for the three months ended September 30, 1999, increased $10,900 (13%) over the same period in the prior year. Overall, product unit volumes increased 1% during the first quarter of this year as compared to the same period in the prior year. A substantial amount of the increase in sales dollars in the first quarter is due to a sharp increase during the quarter of the costs of petroleum products within the energy industry. Petroleum prices rose approximately $0.20/gallon between June and September 1999 and are approximately $0.11/gallon higher than the first quarter of the prior year. The increased costs caused increased selling prices in the market. Additionally, a sales increase in the three months ended September 30, 1999, of $3,300 results from the continued growth of revenues in heating, ventilation, and air-conditioning installation and service sales and continued sales growth in the electric and gas marketing business.

Pre-tax loss from operations of $12,000 for the three months ended September 30, 1999, was greater by $6,700 (126%) as compared to the same period in the prior year. The sharp increase in petroleum product costs noted above could not be fully reflected in the selling price of the products in the market for a number of reasons and reduced overall margin dollars on petroleum products during the first quarter by 17% as compared to the same period in the prior year.

An operating expense increase of $5,100 in the first quarter as compared to the same period in the prior year resulted from increased administrative costs, principally payroll and information systems costs related to year 2000 readiness and increased marketing costs from new initiatives.

                    PART I. FINANCIAL INFORMATION (continued)
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Leasing
-------
Total revenue of $18,300 for the three months ended September 30, 1999, increased $1,400 (8%) as compared to the same period in the prior year. This increase, which was partly offset by a lower income rate on new and replacement leases, is primarily due to higher average investment in leases. Telmark's average net investment in leases increased $60,900 (12%) in the first quarter as compared to the same period in the prior year.

Pre-tax earnings from operations of $3,800 for the three months ended September 30, 1999, increased $400 (12%) as compared to the same period in the prior year. The total revenue increase noted above was partially offset by an increase in total expenses of $900 (7%) for the quarter ended September 30, 1999, as compared to the same period in the prior year. The increase in total expenses was due to increased interest and selling, general and administrative expenses (SG&A) and a higher credit loss provision. The increased interest expense is due to an increase in the amount of debt required to finance the increase in the lease portfolio as compared to the same period in the prior year. SG&A expenses increased due to higher payroll costs associated with incentives paid to certain employees relating to overall profitability, retention of business, and profitability of new business. Finally, the increase in the provision for credit losses results from a larger lease portfolio as of September 30, 1999, as compared to the same period in the prior year.

Insurance
---------
Insurance net revenues of $7,000 for the three months ended September 30, 1999, were the same as the prior year. Net earned premiums and investment income of Agway Insurance Company and Agency revenues in the first quarter were at the same levels as compared to the same period during the prior year.

Pre-tax earnings of the Insurance Company of $200 for the three months ended September 30, 1999, increased $100 (100%) as compared to the same period in the prior year. The improvement in pre-tax earnings resulted from improved claim experience during the quarter being partially offset by higher costs of data processing resulting from new system implementation. The Agency experienced a pre-tax loss of $200 for the three months ended September 30, 1999, an increased loss of $100 (41%) as compared to the same period in the prior year. The increased loss resulted from increased payroll and data processing costs as compared to the same period in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)




LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash generated from operations and external borrowings continue to be Agway's major ongoing sources of funds to finance capital improvements, business acquisitions, shareholder dividends, and a growing lease portfolio at Telmark. The following is a summary of net cash flows for the three months ended September 30:

                                                                                                           Increase
                                                                             1999            1998         (Decrease)
                                                                        -------------    -------------   ------------
Net cash flows provided by (used in):
   Operating activities..............................................   $      (3,131)   $      34,780   $    (37,911)
   Investing activities..............................................         (33,767)         (14,343)       (19,424)
   Financing activities..............................................          36,898          (20,437)        57,335
                                                                        -------------    -------------   ------------
Net increase (decrease) in cash and equivalents......................   $           0    $           0   $          0
                                                                        =============    =============   ============

Cash Flows Provided By Operating Activities
The decrease in cash flows provided by operating activities for the three months ended September 30, 1999, included a net earnings decrease of $10,500 as compared to the same period in the prior year and changes in working capital generated cash of $11,800 in the first quarter compared to generating cash of $40,000 for the same period in the prior year. The decline in receivable and inventory balances during the first quarter of this year was substantially smaller than the same period in the prior year.

Cash Flows Used In Investing Activities
The cash flows used in investing activities increased in the first three months of 2000 by $19,400 as compared to the first three months of the prior year. Cash of $14,200 generated during the first quarter of the prior year from the sale of the Allied Seed business offset the cash investments made in the prior year, and there was a $5,200 greater net investment in Telmark leases in the first quarter of this year compared to last year.

Cash Flows Provided By (Used In) Financing Activities
Financing activities for the three months ended September 30, 1999, provided cash of $36,900 compared to a net cash use of $20,400 for the same period in the prior year. This $57,300 change in cash from financing was substantially from increased short-term borrowings to cover the changed requirements for cash for operations and investing activities.

The Company finances its operations and the operations of all its continuing business and subsidiaries through Agway Financial Corporation (AFC). External sources of short-term financing for Agway and all its other continuing operations include revolving credit lines, letters of credit, and a commercial paper program. Insurance finances its activities through operations or with a combination of short- and long-term credit facilities. Telmark's finance arrangements are explained below.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------
Sources of longer-term financing include the following as of September 30, 1999:

                                                                                   AFC
                                                                       Agway    (excluding
Source of debt                                                         Inc.      Telmark)       Telmark       Total
--------------                                                     ----------   ----------     ---------    ---------
Banks - due 10/99 to 4/04, interest at a weighted average
   rate of 6.8% with a range of 5.6% - 7.7%...................     $        0   $    1,050     $ 136,000    $ 137,050
Insurance companies - due 10/99 to 12/07, interest at a
   weighted average rate of 6.8% with a range of
   6.5% - 7.6%................................................              0            0       203,673      203,673
Capital leases and other - due 1999 to 2008, interest at a
   weighted average rate of 9.3% with a range of 6% to 12%....         18,404        2,230             0       20,634
                                                                   ----------   ----------     ---------    ---------
     Long-term debt...........................................         18,404        3,280       339,673      361,357
Subordinated money market certificates - due 10/99 to 10/13, interest at a weighted average rate of 8.0% with a range of
   4.5% - 9.5%................................................              0      440,007             0      440,007
Subordinated debentures - due 3/00 to 7/03, interest at a
   weighted average rate of 8.0% with a range of 6.0%
   to 8.5%....................................................              0        7,954        39,175       47,129
                                                                   ----------   ----------     ---------    ---------
     Total debt...............................................     $   18,404   $  451,241     $ 378,848    $ 848,493
                                                                   ==========   ==========     =========    =========

For a further description of the Company's credit facilities available at September 30, 1999, see Footnote 3 to the condensed consolidated financial statements.

OTHER MATTERS
-------------
Year 2000
The approach of the year 2000 presents potential issues to all organizations who use computers in the conduct of their business or depend on business partners who use computers. To the extent computer use is date sensitive, hardware or software that recognizes the year by the last two digits may erroneously recognize "00" as 1900 rather than 2000, which could result in errors or system failures.

Agway utilizes a number of computers and computer software ("systems") in the conduct of its business. Many systems are for specific business segments and others have broader corporate-wide use. Systems are principally involved in the flow of information. In addition, in some business segments, computer chips are embedded in the automation of certain processing or manufacturing operations.

Agway initiated its year 2000 compliance efforts in January 1996. The year 2000 compliance effort has been comprehensive, including each business segment as well as corporate-level activities. Agway engaged an international consulting firm in March 1998 to evaluate Agway's approach to year 2000 plans and implementation compared to industry "best practices." Year 2000 readiness responsibility has been assigned to high level management within each business segment and for Agway as a whole. This includes periodic reports to the Board of Directors regarding the implementation timetable and the development of contingency plans. In the systems area, the effort has included:

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


OTHER MATTERS (continued)
-------------------------
Year 2000 (continued)

1.   inventorying all critical information systems;
2.   prioritizing those systems determined to be at risk;
3. planning the upgrade through system remediation, replacement, outsourcing, or disposal;
4.   testing and implementation of upgraded systems; and
5. testing of the critical upgraded systems in a year 2000 environment created for that purpose.

While upgraded systems are individually tested for year 2000 compliance prior to implementation, the year 2000 environment allows us to not only test them in a simulated year 2000 environment but also to test the interaction of critical systems on an "enterprise-wide" basis in a simulated year 2000 environment.

The prioritization of Agway's year 2000 compliance work considers, among other things, the seasonal business cycles of certain Agway business segments to allow for implementation of and training on major new systems during the non- peak portion of each segment's business cycle. The inventory, prioritization, and planning stages for all information systems are complete. The testing and implementation stage is complete for all critical systems and enterprise-wide testing for selected critical information systems has also been completed, except for the following outstanding information systems issues as discussed below:

- The accounts receivable system for the Agriculture segment's wholesale business is scheduled for replacement November 1999.

- Enterprise-wide testing for the Agway Energy segment's new fully installed retail operations systems is scheduled for completion in November 1999. In addition, the remaining year 2000 compliance tests by the vendor for the Agway modified version of this software will be completed in November 1999.

Based on the work to date, we believe that this remaining information system work will be completed on a timely basis. We expect minimal, if any, disruption of our information systems as we enter the year 2000.

In addition to the information systems review noted above, Agway has also initiated processes to review and to modify, where appropriate, other areas impacted by year 2000. These areas include, but are not limited to, hardware and software associated with end-user computing functions (personal computers), information technology (IT) vendor relationships, external interfaces to internal IT systems, remote location access to IT systems, and certain non-information technology issues such as supplier year 2000 readiness, facility year 2000 readiness, and the extent to which embedded chips are used in machinery and equipment used in business operations. In the IT-related areas, Agway has completed significant assessments in its major business operations and has developed and implemented plans to address the critical issues. With respect to suppliers, Agway is engaged in dialogue, both in writing and by interview, regarding their year 2000 readiness. These communications will continue to the extent useful through December 1999. In the case of embedded chips in manufacturing and processing operations, the review, assessment, and remediation are complete in the Country Products Group and Energy segments. The Agriculture segment has determined that the only facilities requiring further consideration are the feed mills. A complete inventory of embedded chips in these mills has been completed. Based on work to date the need for remediation of these chips is expected to be limited, if any, and is planned to be completed by November 1999.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


OTHER MATTERS (continued)
-------------------------
Year 2000 (continued)
The year 2000 compliance issue is an uncertainty that is continuously being monitored as Agway implements its plans. Based on the work performed to date, Agway presently believes that the likelihood of the year 2000 having a material effect on the results of operations, liquidity, or financial condition is remote. Notwithstanding the foregoing, it is not presently clear that all parts of the country's infrastructure, including such things as the national banking systems, electrical power, transportation of goods, communications, and governmental activities, will be fully functioning as the year 2000 approaches. Our research to date gives us increased confidence in many of these infrastructure components but also persuades us that absolute certainty regarding their performance will not likely be possible prior to passing into the year 2000. To the extent failure occurs in such activities, which are outside Agway's control, it could affect Agway's sources of supply and Agway's ability to service its customers with the same degree of effectiveness with which they are served presently. Agway has identified elements of the infrastructure that are of greater significance to its operations and is obtaining information on an ongoing basis as to their expected year 2000 readiness.

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

Finally, we have established and tested a command center that makes use of the telephones and work space in our existing overnight call center. A back-up generator is in place with capacity to provide power to this command center, Agway's computer center, and limited additional space. Business units have been allocated work space in this area to monitor and react to critical business interruptions just prior and subsequent to the millennium date change.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


OTHER MATTERS (continued)
-------------------------
Year 2000 (continued)
Agway has incurred significant internal staff costs as well as consulting and other expenses related to its year 2000 efforts. Due to the level of effort required to complete remediation for the year 2000, non-business critical system enhancements have been deferred until the year 2000 efforts have been completed. The conversion and testing of existing systems and the replacement of systems are expected to cost the Company approximately $15,900, of which $15,700 has been incurred and $200 is expected to be incurred from October 1999 through December 1999. Approximately 85% of these estimated costs represent replacement costs and will be capitalized. Additionally, the Company estimates the costs to remediate all other areas may approximate $3,000, of which $2,900 has been incurred and $100 is expected to be incurred from October 1999 through December 1999. However, these costs will vary as the Company continues to assess and implement its plans or if the Company is required to invoke contingency plans. The Company treats non-capital costs associated with year 2000 as period costs and they are expensed when incurred.

The year 2000 statements set forth above are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).

FUTURE ACCOUNTING REQUIREMENTS
------------------------------
See Footnote 1 to the condensed consolidated financial statements.

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

In the Energy segment, exchange-traded commodity instruments and, in certain circumstances, over-the-counter contracts with third parties are used principally for gasoline, distillate, and propane. They are entered into as a hedge against the price risk associated with Energy's inventories or future purchases and sales of the commodities used in its operations. Generally, the price risk extends for a period of one year or less. A sensitivity analysis has been prepared to estimate Energy's exposure to market risk of its exchange-traded and over-the-counter commodity instrument position as of September 30, 1999 and June 30, 1999. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities that the commodity instruments are hedging. As of September 30, 1999 and June 30, 1999, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of Energy's commodity instruments was $1,700 and $1,100, respectively.

In the Agriculture segment's feed business, exchange-traded commodity instruments are used principally to hedge corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products. Since November 1997, all transactions involving derivative financial instruments in the feed business are required to have a direct relationship to the price risk associated with existing inventories or future purchase or sale of its products. A sensitivity analysis has been prepared to estimate Agriculture's feed business exposure to market risk of its exchange-traded instrument position as of September 30, 1999 and June 30, 1999. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities that the commodity instruments are hedging. As of September 30 and June 30, 1999, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of Agriculture's feed business commodity instruments was not material.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                   (Unaudited)
                             (Thousands of Dollars)


COMMODITY PRICE EXPOSURE (continued)
------------------------------------
A sensitivity analysis has been prepared to estimate the department's exposure to market risk of its exchange-traded commodity instrument position as of September 30, 1999 and June 30, 1999. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. As noted above, grain marketing historically enters into generally matched transactions to hedge against price fluctuations. However, as discussed in prior filings, as of June 30, 1999, unauthorized speculative positions had been taken so that the commodity instrument activity of the department at that date was not effectively hedging the underlying commodities and forward contracts. As of September 30 and June 30, 1999, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of the department's commodity instruments was $290 and $2,900, respectively.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)





Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
Agway filed a Form 8-K on July 8, 1999, reporting that it was disclosed to Agway that records had been falsified to conceal losses from unauthorized speculative activities in Agriculture's grain marketing business.

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





Date        November 5, 1999                    /s/ PETER J. O'NEILL
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