Form 10-Q
period 1999-12-30
AGWAY INC
filed 2000-02-08
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934
For the quarterly period ended December 31, 1999
                               -----------------

                                       OR

     TRANSITION  REPORT  PURSUANT TO  SECTION  13  OR  15(d) OF  THE  SECURITIES
----
EXCHANGE ACT OF 1934
For the transition period from                          to
                               ------------------------    ---------------------

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                                   Outstanding at February 4, 2000
------------------------                         -------------------------------
Membership Common Stock,                               99,349 shares
$25 par value per share
                                        1

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                                        PAGE NO.
                                                                                                                        --------

PART I.      FINANCIAL INFORMATION
------       ---------------------
             Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 1999.............................   3

             Condensed Consolidated Statements of Operations and Retained Earnings for the three months
             and six months ended December 31, 1999 and December 31, 1998................................................   4

             Consolidated Statements of Comprehensive Income for the three months and six months ended
             December 31, 1999 and December 31, 1998.....................................................................   5

             Condensed Consolidated Cash Flow Statements for the six months ended December 31, 1999
             and December 31, 1998.......................................................................................   6

             Notes to Condensed Consolidated Financial Statements........................................................   7

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............  15

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................  22

PART II.     OTHER INFORMATION
--------     -----------------
             Item 4.  Submission of Matters to a Vote of Security Holders................................................  24

             Item 6.  Exhibits and Reports on Form 8-K...................................................................  24

             SIGNATURES..................................................................................................  25


                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  Item 1. CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                    December 31,              June 30,
ASSETS                                                                                  1999                   1999
------                                                                             ---------------        --------------
Current Assets:
      Trade accounts receivable  (including  notes  receivable  of  $29,498  and
           $45,960, respectively), less allowance for doubtful accounts of
           $7,720 and $7,155, respectively......................................   $      168,001         $      185,536
      Leases receivable, less unearned income of $65,688 and
           $64,330, respectively................................................          132,382                131,431
      Advances and other receivables............................................           33,692                 23,456
      Inventories:
           Raw materials........................................................            7,971                  6,892
           Finished goods.......................................................          160,362                137,348
           Goods in transit and supplies........................................            1,101                  1,826
                                                                                   --------------         --------------
                Total inventories...............................................          169,434                146,066
      Prepaid expenses and other assets.........................................           57,010                 52,341
                                                                                   --------------         --------------
           Total current assets.................................................          560,519                538,830

Marketable securities available for sale........................................           36,579                 35,099
Other security investments......................................................           51,318                 51,010
Properties and equipment, net...................................................          218,268                215,425
Long-term leases receivable, less unearned income of $145,977 and
      $134,623, respectively....................................................          443,848                419,444
Net pension asset...............................................................          203,464                198,160
Other assets    ................................................................           19,266                 19,083
                                                                                   --------------         --------------
                Total assets....................................................   $    1,533,262         $    1,477,051
                                                                                   ==============         ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
      Notes payable.............................................................   $      166,602         $       81,800
      Current installments of long-term debt....................................           92,226                 94,699
      Current installments of subordinated debt.................................           72,855                 76,968
      Accounts payable..........................................................          138,217                115,350
      Other current liabilities.................................................          107,763                115,865
                                                                                   --------------         --------------
           Total current liabilities............................................          577,663                484,682

Long-term debt..................................................................          288,785                279,417
Subordinated debt...............................................................          389,033                409,335
Other liabilities...............................................................          107,326                104,670
                                                                                   --------------         --------------
           Total liabilities....................................................        1,362,807              1,278,104
Commitments and contingencies
Shareholders' equity:
      Preferred stock, net......................................................           42,337                 42,917
      Common stock, net.........................................................            2,487                  2,506
      Accumulated other comprehensive income....................................             (778)                  (239)
      Retained earnings.........................................................          126,409                153,763
                                                                                   --------------         --------------
           Total shareholders' equity...........................................          170,455                198,947
                                                                                   --------------         --------------
                Total liabilities and shareholders' equity......................   $    1,533,262         $    1,477,051
                                                                                   ==============         ==============


     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

Item 1.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                             Three Months Ended                           Six Months Ended
                                                                December 31,                                December 31,
                                                      -----------------------------------         ---------------------------------
                                                            1999                 1998                   1999                1998
                                                      ----------------     --------------         ---------------      ------------
Net sales and revenues from:
      Product sales (including excise taxes)........  $       340,534      $      292,398         $       632,144      $    571,359
      Leasing operations............................           19,056              17,583                  37,327            34,496
      Insurance operations..........................            6,980               7,597                  13,960            14,563
                                                      ----------------     ---------------        ----------------     ------------
           Total net sales and revenues.............          366,570             317,578                 683,431           620,418

Cost and expenses from:
      Products and plant operations.................          321,400             272,905                 610,239           543,617
      Leasing operations............................            8,179               7,188                  15,880            14,554
      Insurance operations..........................            4,192               4,824                   8,344             9,457
      Selling, general and administrative...........
          activities................................           41,216              38,473                  78,798            73,882
                                                      ----------------     ---------------        ----------------     ------------
           Total operating costs and expenses                 374,987             323,390                 713,261           641,510



Operating loss......................................           (8,417)             (5,812)                (29,830)          (21,092)

Interest expense, net...............................           (8,897)             (8,214)                (16,584)          (15,737)
Other income, net...................................            4,508               4,037                   7,232            17,290
                                                      ----------------     ---------------        ----------------     ------------
Loss before income taxes............................          (12,806)             (9,989)                (39,182)          (19,539)
Income tax benefit .................................            3,815               3,112                  13,401             6,392
                                                      ----------------     ---------------        ----------------     ------------

Net loss   .........................................           (8,991)             (6,877)                (25,781)          (13,147)

Retained earnings, beginning of period..............          136,973             149,092                 153,763           155,362
      Dividends.....................................           (1,573)             (1,692)                 (1,573)           (1,692)
                                                      ----------------     ---------------        ----------------     ------------
Retained earnings, end of period....................  $       126,409      $      140,523         $       126,409      $    140,523
                                                      ================     ===============        ================     ============

















     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        Item 1. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                           Three Months Ended                  Six Months Ended
                                                               December 31,                      December 31,
                                                      -----------------------------       ----------------------------
                                                          1999             1998               1999            1998
                                                      ------------      -----------       ------------     -----------

Net loss   .........................................  $     (8,991)     $    (6,877)      $    (25,781)    $   (13,147)

Other comprehensive income, net of tax:
      Unrealized gains (losses) on
           available-for-sale securities:
      Unrealized holding gains (losses)
           arising during period....................          (395)            (243)              (541)            297
       Reclassification adjustment
           for (gains) losses included in
           net earnings.............................             2              (31)                 2              15
                                                      ------------      -----------       ------------     -----------

Other comprehensive income (loss)...................          (393)            (274)              (539)            312
                                                      ------------      -----------       ------------     -----------

Comprehensive loss..................................  $     (9,384)     $    (7,151)      $    (26,320)    $   (12,835)
                                                      ============      ===========       ============     ===========





























     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

               Item 1. CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                              Six Months Ended
                                                                                                December 31,
                                                                                   ---------------------------------------
                                                                                        1999                     1998
                                                                                   ---------------           -------------
Net cash flows (used in) provided by operating activities.......................   $      (11,783)           $      37,664

Cash flows provided by (used in) investing activities:
      Purchases of property, plant and equipment................................          (14,056)                 (10,394)
      Proceeds from disposal of property, plant and equipment...................            4,243                    1,544
      Proceeds from sale of business............................................                0                   14,150
      Cash paid for acquisition of business.....................................           (4,950)                  (6,720)
      Leases originated.........................................................         (134,705)                (119,754)
      Leases repaid.............................................................          101,376                   98,362
      Proceeds from sale of marketable securities...............................            1,413                    2,693
      Purchases of marketable securities........................................           (3,431)                  (2,822)
      Net purchase of investments in cooperatives...............................             (518)                    (522)
                                                                                   ---------------           -------------

Net cash flows used in investing activities.....................................          (50,628)                 (23,463)
Cash flows provided by (used in) financing activities:
      Net change in short-term borrowings.......................................           84,802                   11,380
      Proceeds from long-term debt..............................................           11,509                   11,880
      Repayment of long-term debt...............................................           (3,147)                 (42,065)
      Proceeds from sale of subordinated debt...................................           56,056                  102,680
      Maturity and redemption of subordinated debt..............................          (80,470)                 (93,879)
      Payments on capital leases................................................           (4,037)                    (113)
      Redemption of stock, net .................................................             (600)                  (2,243)
      Cash dividends paid.......................................................           (1,702)                  (1,841)
                                                                                   ---------------           -------------

Net cash flows provided by (used in) financing activities.......................           62,411                  (14,201)
                                                                                   ---------------           -------------

Net increase (decrease) in cash and equivalents.................................                0                         0
Cash and equivalents at beginning of period.....................................                0                         0
                                                                                   ---------------           --------------

Cash and equivalents at end of period...........................................   $            0            $            0
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------
      Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending June 30, 2000, due to the seasonal nature of certain major segments of our business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1999.

      Future Accounting Requirements
      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) Nos. 133 and 137 which establish comprehensive accounting and reporting requirements for derivative instruments and hedging activities. They require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and the type of risk being hedged. The statements are effective for all quarters of fiscal years beginning after June 15, 2000. At the present time, Agway has not completed its evaluation of the impact that the adoption of these new standards will have on its consolidated financial statements.

      Reclassifications
      Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


2.    AGWAY FINANCIAL CORPORATION
      ---------------------------
      Agway Financial Corporation (AFC), a wholly owned subsidiary of Agway, is a Delaware corporation incorporated in 1986 with principal executive offices located in Wilmington, Delaware. AFC's principal business activities consist of securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for general corporate purposes to Agway and AFC's wholly owned subsidiary, Agway Holdings Inc. (AHI), and AHI's subsidiaries. The payment of principal and interest on this AFC debt is guaranteed by Agway. This guarantee is full and unconditional, and joint and several. Telmark and Insurance finance their activities through operations and, in the case of Telmark, also with a combination of short- and long-term credit facilities.

      Major holdings of AHI include Agway Energy Products LLC and Agway Energy Services Inc. (Energy), Telmark LLC and its subsidiaries (Leasing), and Agway Insurance Company and Agway General Agency Inc. (Insurance). Effective June 26, 1999, Agway Consumer Products Inc., a Delaware corporation and former holding of AHI, was merged into Agway Inc. Agway Consumer Products Inc. held the assets and business operations of the former Retail segment and certain assets and business operations of the Country Products Group and Agriculture. This merger into Agway aligns the legal structure more closely with the management structure of Agway and facilitates the ability to manage these assets and businesses prospectively. The December 1998 results as shown below have been restated to reflect this merger.

      In exemptive relief granted pursuant to a "no action letter" issued by the staff of the SEC, AFC is not required to file periodic reports with the SEC for itself but does report summarized financial information in Agway's financial statement footnotes. As required by the 1934 Act, the summarized financial information concerning AFC and consolidated subsidiaries is as follows:

                                                         Three Months Ended                       Six Months Ended
                                                            December 31,                            December 31,
                                                 ------------------------------------     ------------------------------------
                                                                          Restated                                 Restated
                                                       1999                 1998                1999                 1998
                                                 ----------------     ---------------     ----------------     ---------------

           Net sales and revenues..............  $       196,030      $       150,629     $       328,294      $       269,028
           Operating earnings (loss)...........           11,074                9,974               4,548               11,645
           Net earnings (loss).................            3,190               (1,933)             (5,095)              (5,956)

                                                                                            December 31,            June 30,
                                                                                                1999                 1999
                                                                                          ----------------     ----------------
           Current assets...............................................................  $       657,116      $       567,602
           Properties and equipment, net................................................           85,084               86,018
           Noncurrent assets............................................................          588,580              557,688
                                                                                          ----------------     ----------------
           Total assets.................................................................  $     1,330,780      $     1,211,308
                                                                                          ================     ================

           Current liabilities..........................................................  $       121,917      $        67,391
           Short-term notes payable.....................................................          166,602               81,800
           Current installments of long-term debt.......................................           89,791               92,268
           Current installments of subordinated debt....................................           72,855               76,968
           Long-term debt...............................................................          276,704              264,021
           Subordinated debt............................................................          389,034              409,335
           Noncurrent liabilities.......................................................           23,248               23,262
           Shareholder's equity.........................................................          190,629              196,263
                                                                                          ----------------     ----------------
           Total liabilities and shareholder's equity...................................  $     1,330,780      $     1,211,308
                                                                                          ================     ================

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.    BORROWING ARRANGEMENTS
      ----------------------
      As of December 31, 1999, Agway had certain facilities available with banking institutions whereby lenders have agreed to provide funds up to $396,700 to separately financed units of Agway as follows: AFC - $65,000 and Telmark - $331,700. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank standby letter of credit.

      AFC
      As of December 31, 1999, AFC's available bank facilities consisted of a short-term line of credit. This facility and AFC's ability to issue commercial paper require collateralization using certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). The maximum amounts which can be drawn under these AFC agreements are subject to a limitation based on a specific calculation relating to the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of Agway and is expected to continue to do so. The line of credit also requires Agway's investment in bank stock as additional collateral. In addition, the agreements include certain covenants, the most restrictive of which require Agway to maintain specific quarterly levels of interest coverage, monthly levels of tangible retained earnings, and quarterly levels of senior debt to earnings before interest, tax, depreciation, and amortization.

      The Company's long-term revolving line of credit expired on December 31, 1999. The short-term line of credit and commercial paper program were renewed through December 2000 at a level management believes is appropriate and adequate to meet the Company's ongoing financing needs. Based on negotiations with the lenders, the terms, conditions, and financial covenants of these arrangements have been made more restrictive and costs have increased. Given the historical volatility of the Company's operating results, these more restrictive covenants increase the possibility of future covenant violations. The Company believes the lenders continue to be supportive of the Company, and the Company expects to have ongoing discussions with the lenders as management executes the Company's business plans.

      The specifics of the current arrangements are as follows:

                                                                                    Outstanding
                                                             Available     -----------------------------
                                                             12/31/99         12/31/99          6/30/99      Term Expires
                                                         ---------------   --------------   ------------     ------------
      Short-term line of credit*......................   $       75,000    $       39,600   $          0         12/31/00
      Commercial paper................................   $       50,000    $       50,000   $     38,500         12/31/00

      *AFC's short-term line of credit facility decreases to $65,000 from January 1, 2000, through March 31, 2000, and decreases again to $50,000 at April 1, 2000, through December 31, 2000, to reflect the decline in seasonal financing needs and expected future financing requirements.

      In addition, Agway, through AFC, offers subordinated money market certificates (and previously offered subordinated debentures) to the public. AFC's subordinated debt is not redeemable by the holder. However, AFC does have a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase. The foregoing debt bears interest payable semi-annually on January l and July 1 of each year. The subordinated money market certificates bear interest at a rate that is the greater of the stated rate or a rate based upon the average discount rate for U.S. Treasury Bills, with maturities of 26 weeks. Subordinated money market certificates due between October 2000 and October 2014 bear a weighted average interest rate of 7.9%, while subordinated debentures due between July 2001 and July 2003 bear a weighted average interest rate of 7.7%.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.    BORROWING ARRANGEMENTS (continued)
      ----------------------------------
      Telmark
      As of December 31, 1999, Telmark's available credit facilities from banks allow Telmark to borrow up to an aggregate of $331,700. Uncommitted short-term line of credit agreements permit Telmark to borrow up to $81,700 on an uncollateralized basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized revolving line of credit permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of December 31, 1999, under the short-term lines of credit was $15,900 and under the revolving term loan facility was $246,100, of which $185,000 was long-term. As of June 30, 1999, the total amount outstanding was $35,000 under the short-term lines of credit and under the revolving term loan facility was $168,000, of which $148,000 was long-term. The uncommitted lines of credit expire within the next 12 months, and the $250,000 revolving term loan facility is available through August 1, 2000.

      Telmark had balances outstanding on unsecured senior notes from private placements totaling $122,000 at December 31, 1999, and $146,000 at June 30, 1999. The principal bears interest at fixed rates ranging from 6.5% to 7.6%. The principal payments commence November 2000 with final installment due in May 2004. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contains several specific financial covenants.

      Telmark, through two wholly owned special purpose subsidiaries, has lease-backed notes payable to insurance companies that total $56,400 and $58,800 at December 31 and June 30, 1999, respectively. Interest rates on different classes of these notes range from 6.5% to 7.6%. The notes are collateralized by leases, which Telmark sold to these subsidiaries, having an aggregate present value of contractual lease payments equal to the principal balance of the notes. The final scheduled maturity of these notes is December 2007.

      Telmark offers subordinated debentures to the public. The debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1 and is allowed to be reinvested.

      The Company's long-term and subordinated debt outstanding at December 31, 1999, as compared to June 30, 1999, is as follows:

                                                                      AFC
                                           Agway              (excluding Telmark)           Telmark                   Total
                                  -----------------------  -----------------------  ----------------------   ----------------------
                                     12/99        6/99        12/99        6/99        12/99       6/99         12/99        6/99
                                  ----------  ----------   ----------  ----------   ----------  ----------   ----------   ---------
      Long-term debt ..........   $   14,516  $   17,827   $    3,077  $    3,488   $  363,418  $  352,801   $  381,011   $ 374,116
      Currently payable........        2,435       2,431          802         807       88,989      91,461       92,226      94,699
                                  ----------  ----------   ----------  ----------   ----------  ----------   ----------   ---------
      Net long-term debt.......   $   12,081  $   15,396   $    2,275  $    2,681   $  274,429  $  261,340   $  288,785   $ 279,417
                                  ==========  ==========   ==========  ==========   ==========  ==========   ==========   =========

      Subordinated debt........   $        0  $        0   $  420,431$    448,670   $   41,457  $   37,633   $  461,888   $ 486,303
      Currently payable........            0           0       54,227      58,768       18,628      18,200       72,855      76,968
                                  ----------  ----------   ----------  ----------   ----------  ----------   ----------   ---------
      Net subordinated debt....   $        0  $        0   $  366,204  $  389,902   $   22,829  $   19,433   $  389,033   $ 409,335
                                  ==========  ==========   ==========  ==========   ==========  ==========   ==========   =========

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

      Other
      Agway is also subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Agway. We have established accruals for matters for which payment is probable and amounts reasonably estimable. Management believes any liability that may ultimately result from the resolution of these matters in excess of amounts provided under the above stated policy will not have a material adverse effect on the financial position, results of operations, or liquidity of Agway.

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

                                                           Three Months Ended December 31, 1999
                               -------------------------------------------------------------------------------------------
                                               Country
                                               Products
                               Agriculture      Group         Energy      Leasing    Insurance     Other(a)   Consolidated
                               -----------   ------------   -----------  ---------   ----------   ---------   ------------
Net sales and revenues to
  unaffiliated customers.....  $   138,626   $     42,549   $   159,366  $  19,051   $    6,980   $     (2)   $   366,570
Intersegment sales and
  revenues...................          464          4,194           100          5            0     (4,763)             0
                               -----------   ------------   -----------  ---------   ----------   ---------   ------------
    Total sales and revenues   $   139,090   $     46,743   $   159,466  $  19,056   $    6,980   $  (4,765)  $    366,570
                               ===========   ============   ===========  =========   ==========   =========   ============

Earnings (loss) before
   income taxes..............  $   (15,036)  $       (893)  $     6,129  $   4,556   $      (42)  $  (7,520)  $    (12,806)
                               ===========   ============   ===========  =========   ==========   =========   ============

Total assets.................  $   341,437   $     78,079   $   176,147  $ 629,642   $   55,641   $ 252,316   $  1,533,262
                               ===========   ============   ===========  =========   ==========   =========   ============

                                                            Three Months Ended December 31, 1998
                               -------------------------------------------------------------------------------------------
                                                Country
                                                Products
                               Agriculture       Group        Energy      Leasing    Insurance     Other(a)   Consolidated
                               -----------   ------------   -----------  ---------   ----------   ---------   ------------
Net sales and revenues to
  unaffiliated customers.....  $   136,582   $     37,372   $   118,440  $  17,576   $    7,597   $      11   $    317,578
Intersegment sales and
  revenues...................           22          4,193           136          7            0      (4,358)             0
                               -----------   ------------   -----------  ---------   ----------   ---------   ------------
   Total sales and revenues    $   136,604   $     41,565   $   118,576  $  17,583   $    7,597   $  (4,347)  $    317,578
                               ===========   ============   ===========  =========   ==========   ==========  ============

Earnings (loss) before
   income taxes..............  $   (15,714)  $      1,813   $     2,875  $   4,020   $     (194)  $  (2,789)  $     (9,989)
                               ===========   ============   ===========  =========   ==========   =========   ============

Total assets.................  $   345,595   $     60,996   $   131,847  $ 554,995   $   56,673   $ 237,317   $  1,387,423
                               ===========   ============   ===========  =========   ==========   =========   ============


(a)    Represents unallocated net corporate items and intersegment eliminations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)

5.             FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING (continued)
               --------------------------------------------------------------


                                                              Six Months Ended December 31, 1999
                               ---------------------------------------------------------------------------------------
                                               Country
                                               Products
                               Agriculture      Group       Energy      Leasing    Insurance    Other(a)   Consolidated
                               -----------   -----------  ----------   ---------   ---------   ---------   ------------
Net sales and revenues to
  unaffiliated customers.....  $   290,280   $    85,816  $  256,055   $  37,317   $  13,960   $       3   $    683,431
Intersegment sales and
  revenues...................          689         7,116         200          10           0      (8,015)             0
                               -----------   -----------  ----------   ---------   ---------   ----------  ------------
    Total sales and revenues   $   290,969   $    92,932  $  256,255   $  37,327   $  13,960   $  (8,012)  $    683,431
                               ===========   ===========  ==========   =========   =========   =========   ============

Earnings (loss) before
   income taxes..............  $   (31,282)  $      (690) $   (5,891)  $   8,399   $      (7)  $  (9,711)  $    (39,182)
                               ===========   ===========  ==========   =========   =========   =========   ============

Total assets.................  $   341,437   $    78,079  $  176,147   $ 629,642   $  55,641   $ 252,316   $  1,533,262
                               ===========   ===========  ==========   =========   =========   =========   ============

                                                              Six Months Ended December 31, 1998
                               ----------------------------------------------------------------------------------------
                                               Country
                                               Products
                               Agriculture       Group      Energy      Leasing    Insurance    Other(a)   Consolidated
                               -----------   -----------  ----------   ---------   ---------   ---------   ------------
Net sales and revenues to
  unaffiliated customers.....  $   293,639   $    73,493  $  204,180   $  34,483   $  14,563   $      60   $    620,418
Intersegment sales and
  revenues...................           49         6,557         247          13           0      (6,866)             0
                               -----------   -----------  ----------   ---------   ---------   ---------   ------------
   Total sales and revenues    $   293,688   $    80,050  $  204,427   $  34,496   $  14,563   $  (6,806)  $    620,418
                               ===========   ===========  ==========   =========   =========   =========   ============

Earnings (loss) before
   income taxes..............  $   (33,746)  $    13,335  $   (2,440)  $   7,441   $    (188)  $  (3,941)  $    (19,539)
                               ===========   ===========  ==========   =========   ==========  =========   ============

Total assets.................  $   345,595   $    60,996  $  131,847   $ 554,995   $   56,673  $ 237,317   $  1,387,423
                               ===========   ===========  ==========   =========   ==========  =========   ============


(a)    Represents unallocated net corporate items and intersegment eliminations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


6.    RETAIL RESTRUCTURING PLAN
      -------------------------
      On October 19, 1999, the Board of Directors approved a plan to restructure the retail operations within Agway's Agriculture segment. The plan is intended to improve the operating results in our retail operations and provide a greater opportunity to meet customer needs with products we manufacture and sell. The restructuring will focus on converting Agway's retail distribution into a dealer-based system by converting a majority of the Agway-operated retail stores into dealer-operated stores and by adding additional retail dealer-operated stores to the currently operating retail dealer system. As of the beginning of the current fiscal year, there were approximately 160 Agway-operated stores and 300 retail dealer stores. It is expected that this conversion of Agway-operated stores will take place in a series of transactions with numerous counter- parties over the next two fiscal years and that certain locations will be sold for alternative uses. During this transition period, we expect continued operating losses from our retail operations, but at a reduced level as compared to the prior year. It is probable that there will be costs for such items as severance pay and inventory liquidation. Further, it is expected that there will be gains, and it is possible that there could be losses, related to the sale or conversion of these retail business locations. The level of gain or loss will be determined on a transaction-by-transaction basis over the transition period and cannot presently be reasonably estimated for all locations. As costs associated with these restructuring transactions become probable and can be reasonably estimated, they will be accrued. The estimated losses accrued as of December 31, 1999, for business locations where transactions are probable and can be reasonably estimated totaled $300. Additionally, one cost that has been estimated currently and recorded in the second quarter is a $5,800 non-cash charge to earnings to currently recognize the effect of the retail restructuring plan on the Company's retirement benefit plans in accordance with curtailment accounting requirements.

      As of December 31, 1999, the retail restructuring efforts have resulted in 11 stores being converted to dealers, 12 stores/properties being sold, and 10 stores being closed. Additionally, several other locations are currently under negotiations, some of which have a commitment in place. This activity has generated approximately $5,400 in net cash from the sale of fixed assets and inventory. To date, the following represents the gain or loss from the retail restructuring:

           Net gain on sale of assets.......................   $      1,900
           Loss of sale/liquidation of inventory............           (800)
           Severance costs..................................           (100)
           Other transaction costs(1).......................           (400)
                                                               -------------
                Net gain (loss) on restructuring activity...   $        600
                                                               =============

           (1) Other transaction costs include items such as professional services fees, environmental surveys and advertising.

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

Consolidated Results
--------------------
Consolidated net sales and revenues of $366,600 and $683,400 for the three and six months ended December 31, 1999, increased $49,000 (15%) and $63,000 (10%), respectively, as compared to the same periods in the prior year. The increases were substantially the result of increased sales in the Energy, Country Products Group, and Leasing segments. The increase in Energy was principally due to increases in the cost of petroleum products over the prior year combined with volume improvements. The increase in Country Products Group sales resulted from new acquisitions in the current year in its Produce Group's operations. The Leasing improvement was from continued growth of the lease portfolio. The sales increases during the three months ended December 31, 1999, were further enhanced by increased sales in the Agriculture segment from a growth in the feed business and from improved wholesale dealer sales, a direct result of the Agriculture segment concentrating on enhancing its relationship with these dealers. However, the Company's sales increases in the six-month period ended December 31, 1999, were partially offset by lower agronomy sales, which resulted primarily from an industry-wide decline in commodity pricing and drought conditions in the first quarter of this year, and reduced retail sales, which resulted primarily from planned store closings as part of the retail restructuring, the net effect of which was a sales decline for Agriculture in the first six months of this year (see Note 6 of the Condensed Consolidated Financial Statements for more discussion on the retail restructuring).

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Consolidated Results (continued)
--------------------------------
Consolidated pre-tax loss from operations of $12,800 and $39,200 for the three and six months ended December 31, 1999, increased $2,800 (28%) and $19,600 (100%), respectively, as compared to the same periods in the prior year. The two principal reasons for the difference in operating results are a $10,700 gain recorded in the first quarter of last year on the sale of Allied Seed and a $5,800 non-cash charge to earnings in the three months ended December 31, 1999, to currently recognize the effect of the retail restructuring plan on the Company's retirement benefit plans in accordance with curtailment accounting requirements. From operations, the three months ended December 31, 1999, improved $3,000 over the prior year. Improvements in Energy, Leasing, Agriculture, and Insurance were offset by the decreases in Country Products Group. For the six months ended December 31, 1999, business unit operating results declined $3,100. Improvements in Agriculture, Leasing, and Insurance were more than offset by reduced earnings in Country Products Group and Energy.

See the detailed business segment discussion below.

Agriculture
-----------
Total Agriculture sales and revenues of $139,100 and $291,000 for the three and six months ended December 31, 1999, increased $2,500 (2%) and decreased $2,700 (1%), respectively, as compared to the same periods in the prior year.

The increase in sales for the three-month period was due principally from growth in the enterprise feed business and increases in wholesale dealer sales, which were partially offset by decreases in enterprise retail sales and direct marketing sales. Enterprise feed sales increased $2,700 (5%) on the strength of a unit volume increase over the same period in the prior year. Wholesale dealer sales improved $3,300 (28%) in the second quarter as compared to the same period in the prior year, principally from the efforts made in the fourth quarter of fiscal 1999 to improve existing dealer relationships and partially from an increase in new dealers as part of the retail restructuring plan initiated during the second quarter of this year. (See Note 6 of the Condensed Consolidated Financial Statements for more discussion on the retail restructuring plan.) These sales improvements were partially offset by a $900 (2%) decline in enterprise retail sales, where retail sales declined from planned store closings associated with the retail restructuring plan, and a $2,100 (19%) decline in direct marketing sales, substantially due to a planned reduction of grain marketing operations during the first six months of this year.

For the six-month period, we experienced declines in enterprise agronomy sales of $4,900 (11%), enterprise retail sales from planned store closings and conversions of $4,300 (5%), and direct marketing sales of $1,500, principally from planned reduced grain marketing sales. These reductions were partially offset by increases in enterprise feed sales, $3,500 (3%), and wholesale dealer sales, $4,800 (18%). The agronomy decline was principally in the first quarter due to industry-wide low commodity prices of nitrogen products and drought conditions in parts of our service area during that quarter. The other sales fluctuations were for the same reasons as in the three-month period described above.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Agriculture (continued)
-----------------------
Agriculture pre-tax loss of $15,000 and $31,300 for the three and six months ended December 31, 1999, decreased $700 (4%) and $2,500 (7%), respectively, as compared to the same periods in the prior year.

The improvement to pre-tax results in the three-month period as compared to the same period in the prior year resulted from lower costs, $900 (17%) in enterprise agronomy operations, $1,400 (79%) in wholesale operations, and $1,400 in retail support costs, all of which were partially offset by increased costs ($1,300 (23%)) in the enterprise feed operations, $800 from lower product rebates, and $900 from direct marketing. The reduced costs in both wholesale operations and retail support result from the consolidation of the retail structure and management into the enterprises and the wholesale operation restructuring which took place in April 1999. The decline in direct marketing earnings is principally related to grain marketing earnings of $700 last year from unauthorized speculative transactions.

The improvements to pre-tax results for the six-month period ended December 31, 1999, as compared to the same period in the prior year, resulted from improved results, $2,200 (22%) in direct marketing, $1,500 (77%) in wholesale operations, and a $3,000 decline in retail and administrative support costs, all of which were partially offset by declines, $1,900 (19%) in enterprise feed, $500 (8%) in enterprise agronomy, $600 (9%) in enterprise retail operating results, and $1,000 less in product rebates. Direct marketing improved substantially due to lower losses in the grain marketing operations as operating losses decreased from $5,200 in the first six months of the prior year to $1,900 for the same period in the current year. As disclosed in the Company's Form 10-K for the fiscal year ended June 30, 1999, net pre-tax losses totaling $5,000 from unauthorized speculative activity occurred in the first half of fiscal 1999 as compared to the current year loss, where $1,300 of costs were incurred in closing the unauthorized speculative positions that were outstanding at June 30, 1999. The direct marketing improvements to results over last year in grain marketing were partially reduced in the current year by lower earnings in the seed business, as major changes in this industry have reduced these results, and from increased costs associated with the acquisition and operations of a new consulting operation. The reduced results in agronomy for the six months reflect the decreased earnings in the first quarter from low gross margins brought about by industry-wide conditions and drought in specific parts of our service area. The earnings fluctuations in wholesale operations, retail support costs, feed enterprise operations, and retail enterprise operations were for the same reasons as in the three-month period described above.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Country Products Group
----------------------
Country Products Group (CPG) total sales and revenues of $46,700 and $92,900 for the three and six months ended December 31, 1999, increased $5,200 (13%) and $12,900 (16%), respectively, as compared to the same periods in the prior year. The growth in sales over the prior year in the three- and six-month periods was substantially in the Produce Group, where sales increased $7,200 (30%) and $13,600 (28%), respectively. The Produce Group sales growth in the three- and six-month periods of $8,700 and $13,400, respectively, was due to the acquisition of new produce businesses in the second half of the prior year and in the first quarter of the current year. The sales growth in the Produce Group was partially offset by declines in sales in the Business Group of $3,200 (18%) for the three-month period and $600 (2%) for the six-month period. The Business Group sales decline resulted principally from a poor sunflower seed crop this year.

CPG pre-tax losses of $900 and $700 for the three and six months ended December 31, 1999, are compared to pre-tax earnings of $1,800 and $13,300 for the same periods in the prior year. The prior year first quarter earnings included a $10,700 net improvement in results relating to the sale of Allied seed business. CPG earnings from ongoing operations declined $2,700 (150%) and $3,300 (127%) for the three- and six-month periods, respectively, as compared to the same periods in the prior year. In the three-month period, pre-tax earnings related to the Business Group declined $1,700. The Business Group's sunflower operations experienced lower margins due to high product costs in the first quarter and increased production costs in the second quarter associated with a poor sunflower crop this fall that was widespread in its territory due to adverse growing conditions. For the Produce Group, gross margin from increased sales was at a lower percent than the prior year and was more than offset by additional costs, principally from the new produce operations. Consequently, the Produce Group's pre-tax earnings decreased $600 and $1,200 for the three- and six-month periods, respectively. CPG's Investment Group experienced an increase in a pre-tax loss of $700 and $1,900 for the three- and six-month periods, respectively, as it continues to incur costs related to several of its initiatives for future growth.

Energy
------
Energy sales and revenues of $159,500 and $256,300 for the three and six months ended December 31, 1999, increased $40,900 (35%) and $51,800 (25%), respectively, as compared to the same periods in the prior year. Overall, sales dollar increases from product volume increases were $7,900 (7%) during the three-month period and $8,400 (4%) during the six-month period, respectively, as compared to the same periods in the prior year. Increased cost of underlying commodities caused sales prices to increase this year. As compared to the respective periods in the prior year, sales dollars increased $28,400 (24%) for the three-month period and $35,200 (17 %) for the six-month period. Additionally, sales increases in the three and six months ended December 31, 1999, of $4,600 and $8,200, respectively, resulted from the continued growth of revenues in heating, ventilation and air-conditioning installation and service sales and continued sales growth in the electric and natural gas marketing business.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Energy (continued)
------------------
Energy pre-tax earnings of $6,100 for the three months ended December 31, 1999, increased $3,300 (113%) over the same period in the prior year. The pre-tax loss of $5,900 for the six months ended December 31, 1999, was higher by $3,500 (141%) than the same period in the prior year. In the three- and six-month periods, overall gross margin dollars increased $4,700 (11%) and $2,800 (4%), respectively, over the same periods in the prior year and were driven by the continued growth in heating, ventilation and air-conditioning sales and services and the increase in liquid product volume with margins comparable with the prior year. The improved gross margin dollars, however, were partially offset in the three months and more than offset in the six-month period by increases in total operating expenses of $1,100 (3%) and $5,700 (8%), respectively, as compared to the same periods in the prior year. Payroll costs associated with the increased service sales and unit volume as well as increased administrative costs, principally information systems cost from implementation of a new operating system, increased overall operating costs from the prior year.

Leasing
-------
Total revenue of $19,100 and $37,300 for the three and six months ended December 31, 1999, increased $1,500 (8%) and $2,800 (8%), respectively, as compared to the same periods in the prior year. These increases were primarily due to a higher average investment in leases which was partly offset by a lower income rate on new and replacement leases. Telmark's average net investment in leases increased $63,300 (12%) in the three-month period and $61,900 (12%) in the six-month period as compared to the same periods in the prior year.

Pre-tax earnings from operations of $4,600 and $8,400 for the three and six months ended December 31, 1999, increased $500 (13%) and $1,000 (13%), respectively, as compared to the same periods in the prior year. The total revenue increases noted above were partially offset by an increase in total expenses of $900 (7%) for the three months and $1,800 (7%) for the six months ended December 31, 1999, as compared to the same periods in the prior year. The increase in total expenses for both periods was substantially due to increased interest expense. The increased interest expense is due to an increase in the amount of debt required to finance the increase in the lease portfolio as compared to the same periods in the prior year, partially offset by lower interest rates on new and replacement debt.

Insurance
---------
Insurance net revenues of $7,000 and $14,000 for the three and six months ended December 31, 1999, decreased $600 (8%) and $600 (4%), respectively, as compared to the same periods in the prior year. These decreases were experienced in net earned premiums of Agway Insurance Company. Reinsurance premiums, which reduce earned revenues, were higher in the three- and six-month periods of the current year as compared to the same periods in the prior year due to favorable claims development during the prior year in the 1995 experience-rated reinsurance contract, which resulted in lower reinsurance premium cost incurred by the Insurance Company.

Pre-tax earnings of the Insurance Company of $100 and $300 for the three and six months ended December 31, 1999, increased $200 and $300, respectively, as compared to the same periods in the prior year. The improvement in pre-tax earnings for both periods resulted substantially from improved claim experience. The Agency experienced pre-tax losses of $100 and $300 for the three and six months ended December 31, 1999, which represent the same results for the three months ended and an increased loss of $100 (30%) for the six months ended as compared to the same periods in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash generated from external borrowings and/or operations are Agway's major ongoing sources of funds to finance capital improvements, business acquisitions, shareholder dividends, and a growing lease portfolio at Telmark. The following is a summary of net cash flows for the six months ended December 31:

                                                                                                                  Increase
                                                                                     1999            1998        (Decrease)
                                                                                  ------------   ------------   ------------
Net cash flows provided by (used in):
      Operating activities......................................................  $    (11,783)  $     37,664   $   (49,447)
      Investing activities......................................................       (50,628)       (23,463)      (27,165)
      Financing activities......................................................        62,411        (14,201)       76,612
                                                                                  ------------   ------------   ------------
Net increase (decrease) in cash and equivalents.................................  $          0   $          0   $         0
                                                                                  ============   ============   ============

Cash Flows Provided By Operating Activities
The decrease in cash flows provided by operating activities for the six months ended December 31, 1999, of $49,400 is substantially due to changes in working capital. In the first six months of this year, working capital generated cash of $9,400, while for the same time period in the prior year, working capital generated cash of $60,500. The Energy business is the reason for the significant decrease in cash generated from working capital activities. The significant increase of cost of energy commodities in the first half of this year has increased the cash needs for inventory by $10,400 in the first six months of this year as compared to inventory balances declining $3,100 over the same period in the prior year. Also, receivable balances increased by $29,700 in the first six months of this year as compared to receivable balances declining $3,100 over the same period in the prior year.

Cash Flows Used In Investing Activities
The net cash flows used in investing activities increased in the first six months of this year by $27,200 as compared to the first six months of the prior year. Cash of $14,200 was generated during the first quarter of the prior year from the sale of the Allied Seed business, where no comparable sale occurred in the current year, and there was a $12,000 greater net investment in Telmark leases in the first six months of this year compared to last year.

Cash Flows Provided By (Used In) Financing Activities
Financing activities for the six months ended December 31, 1999, provided cash of $62,400 compared to net cash used to pay down debt of $14,200 for the same period in the prior year. This $76,600 change in cash related to financing activity was substantially from increased short-term borrowings to cover the changed requirements for cash for operations and investing activities.

The Company finances its operations and the operations of all its continuing business and subsidiaries, except Insurance and Telmark, through Agway Financial Corporation (AFC). External sources of short-term financing for Agway and all its other continuing operations include revolving credit lines, letters of credit, and a commercial paper program. Insurance finances its activities through operations. Telmark's finance arrangements are explained below.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------
Sources of longer-term financing include the following as of December 31, 1999:

                                                                                              AFC
                                                                              Agway       (excluding
Source of debt                                                                 Inc.        Telmark)        Telmark       Total
--------------                                                             -----------    ----------      ----------   ----------
Banks - due 2/00 to 5/04, interest at a weighted average
   rate of 6.8% with a range of 5.6% - 8.2%.............................   $         0    $      875      $  185,000   $  185,875
Insurance companies - due 1/00 to 3/07, interest at a
   weighted average rate of 6.8% with a range of
   6.9% - 7.5%..........................................................             0             0         178,418      178,418
Capital leases and other - due 2000 to 2018, interest at a
   weighted average rate of 9.3% with a range of 6% to 12%..............        14,516         2,202               0       16,718
                                                                           -----------    ----------      ----------   ----------
      Long-term debt....................................................        14,516         3,077         363,418      381,011
Subordinated  money  market  certificates  - due 10/00 to 10/14, interest  at a  weighted average rate of 7.9% with a range of
   4.5% - 9.5%..........................................................             0       412,585               0      412,585
Subordinated debentures - due 3/00 to 7/03, interest at a
   weighted average rate of 8.0% with a range of 6.0%
   to 8.5%..............................................................             0         7,846          41,457       49,303
                                                                           -----------    ----------     -----------   ----------
      Total debt........................................................   $    14,516    $  423,508     $   404,875   $  842,899
                                                                           ===========    ==========     ===========   ==========

For a further  description  of the  Company's  credit  facilities  available  at
December  31,  1999,  see  Note  3  to  the  Condensed   Consolidated  Financial
Statements.

OTHER MATTERS
-------------
Year 2000
As previously disclosed, Agway initiated its year 2000 efforts in January 1996 and completed extensive work to assure that the Company's operations were not impacted by the century date change as of January 1, 2000.

Our efforts focused on information system modification or replacement, as well as a review of all other areas within the Company that may be impacted by this event. Business contingency and continuity plans were developed, and a command center was established to monitor and react to critical business interruptions, if any, either prior or subsequent to the millennium date change.

The Company reports it had no material issues relating to the millennium date change on January 1, 2000. Based on this experience and the amount of work and testing we have previously performed, we believe the likelihood of a year 2000 issue that would have a material effect on the results of operations, liquidity, or financial condition continues to be remote as we run month-end, leap year, quarter-end, and year-end programs.

The Company's cost estimates relating to year 2000 efforts have been revised in light of the fact that no issues have arisen to date. The conversion and testing of existing systems and the replacement of systems are estimated to cost the Company approximately $15,900, of which 85% has been capitalized. Additionally, the cost to have remediated all other areas of the Company was approximately $2,500.

The year 2000 statements set forth above are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).

FUTURE ACCOUNTING REQUIREMENTS
------------------------------
See Note 1 to the Condensed Consolidated Financial Statements.

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

In the Energy segment, exchange-traded commodity instruments and, in certain circumstances, over-the-counter contracts with third parties are used principally for gasoline, distillate, and propane. They are entered into as a hedge against the price risk associated with Energy's inventories or future purchases and sales of the commodities used in its operations. Generally, the price risk extends for a period of one year or less. A sensitivity analysis has been prepared to estimate Energy's exposure to market risk of its exchange-traded and over-the-counter commodity instrument position as of December 31, 1999 and June 30, 1999. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities that the commodity instruments are hedging. As of December 31 and June 30, 1999, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of Energy's commodity instruments was $700 and $1,100, respectively.

In the Agriculture segment's feed business, exchange-traded commodity instruments are used principally to hedge corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products. Since November 1997, all transactions involving derivative financial instruments in the feed business are required to have a direct relationship to the price risk associated with existing inventories or future purchase or sale of its products. A sensitivity analysis has been prepared to estimate Agriculture's feed business exposure to market risk of its exchange-traded instrument position as of December 31, 1999 and June 30, 1999. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities that the commodity instruments are hedging. As of December 31 and June 30, 1999, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of Agriculture's feed business commodity instruments was not material.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       -------------------------------------------------------------------
                                   (Unaudited)
                             (Thousands of Dollars)


COMMODITY PRICE EXPOSURE (continued)
------------------------------------
A sensitivity analysis has been prepared to estimate the department's exposure to market risk of its exchange- traded commodity instrument position as of December 31 and June 30, 1999. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. As noted above, grain marketing historically enters into generally matched transactions to hedge against price fluctuations. However, as discussed in prior filings, as of June 30, 1999, unauthorized speculative positions had been taken so that the commodity instrument activity of the department at that date was not effectively hedging the underlying commodities and forward contracts. As of December 31 and June 30, 1999, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of the department's commodity instruments was $100 and $2,900, respectively.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Company held its annual meeting of shareholders on November 5, 1999, at which a quorum was present in person or by proxy. The following Directors were elected to three-year terms through November 2002:



     Nominee                 In Favor          Opposed
--------------------     ---------------     ------------
Kevin B. Barrett             54,353             2,076
Robert L. Marshman           54,353             2,076
Richard H. Skellie           54,353             2,076
Carl D. Smith                54,353             2,076
Joel L. Wenger               54.353             2,076

Eligible additional votes totaling 14,441 were not received at the time of the annual meeting and are not included as either votes in favor or opposed. Additionally, these 14,441 eligible additional votes may be considered abstentions and were not included for purposes of determining a quorum at the annual meeting.

The following is a list of Directors whose terms as Directors continued after the November 5, 1999, Annual Meeting:

   Gary K. Van Slyke             - Chairman of the Board and Director
   Andrew J. Gilbert             - Vice Chairman of the Board and Director
   Kevin B. Barrett              - Director
   Keith H. Carlisle             - Director
   D. Gilbert Couser             - Director
   Ralph H. Heffner              - Director
   Robert L. Marshman            - Director
   Jeffrey B. Martin             - Director
   Samuel F. Minor               - Director
   Richard H. Skellie            - Director
   Carl D. Smith                 - Director
   Thomas E. Smith               - Director
   Joel L. Wenger                - Director
   Edwin C. Whitehead            - Director
   William W. Young              - Director


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
There were no reports on Form 8-K required to be filed during the three months ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    AGWAY INC.
                                       -----------------------------------------
                                                   (Registrant)





Date     February 4, 2000                    /s/ PETER J. O'NEILL
      -----------------------     ----------------------------------------------
                                                Peter J. O'Neill
                                             Senior Vice President,
                                                Finance & Control,
                                         (Principal Financial Officer and
                                              Chief Accounting Officer)