Form 10-Q
period 2000-03-25
AGWAY INC
filed 2000-05-09
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934
For the quarterly period ended March 31, 2000
                               --------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
EXCHANGE ACT OF 1934
For the transition period from                          to
                               ------------------------     --------------------

Commission file number 2-22791
                       -------


                                   AGWAY INC.
    ----------------------------------------------------------------------------
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


                                  315-449-6431
   -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



        Class                                         Outstanding at May 5, 2000
------------------------                              --------------------------
Membership Common Stock,                                      99,022 shares
$25 par value per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                                   PAGE NO.
                                                                                                                   --------



PART I.      FINANCIAL INFORMATION
-------      ---------------------

             Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of March 31, 2000 and June 30, 1999.............................   3

             Condensed Consolidated Statements of Operations and Retained Earnings for the three months
             and nine months ended March 31, 2000 and March 31, 1999..................................................   4

             Consolidated Statements of Comprehensive Income for the three months and nine months ended
             March 31, 2000 and March 31, 1999........................................................................   5

             Condensed Consolidated Cash Flow Statements for the nine months ended March 31, 2000
             and March 31, 1999.......................................................................................   6

             Notes to Condensed Consolidated Financial Statements.....................................................   7

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........  15

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................  22

PART II.     OTHER INFORMATION
--------     -----------------

             Item 1.  Legal Proceedings...............................................................................  24

             Item 6.  Exhibits and Reports on Form 8-K................................................................  24

             SIGNATURES...............................................................................................  25



                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  Item 1. CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                                       March 31,          June 30,
ASSETS                                                                                                    2000              1999
------                                                                                               -----------        -----------
Current Assets:
      Trade accounts  receivable  (including  notes  receivable  of  $19,478 and
           $45,960, respectively), less allowance for doubtful accounts of
           $7,873 and $7,155, respectively ...................................................       $   166,787        $   185,536
      Leases receivable, less unearned income of $68,491 and
           $64,330, respectively .............................................................           148,191            131,431
      Advances and other receivables .........................................................            39,625             23,456
      Inventories:
           Raw materials .....................................................................            11,014              6,892
           Finished goods ....................................................................           189,963            137,348
           Goods in transit and supplies .....................................................             1,803              1,826
                                                                                                     -----------        -----------
                Total inventories ............................................................           202,780            146,066
      Prepaid expenses and other assets ......................................................            51,269             52,341
                                                                                                     -----------        -----------
           Total current assets ..............................................................           608,652            538,830

Marketable securities available for sale .....................................................            36,539             35,099
Other security investments ...................................................................            52,062             51,010
Properties and equipment, net ................................................................           214,213            215,425
Long-term leases receivable, less unearned income of $156,348 and
      $134,623, respectively .................................................................           442,862            419,444
Net pension asset ............................................................................           208,459            198,160
Other assets .................................................................................            21,017             19,083
                                                                                                     -----------        -----------
                Total assets .................................................................       $ 1,583,804        $ 1,477,051
                                                                                                     ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
      Notes payable ..........................................................................       $   160,388        $    81,800
      Current installments of long-term debt .................................................           100,249             94,699
      Current installments of subordinated debt ..............................................            72,109             76,968
      Accounts payable .......................................................................           163,533            115,350
      Other current liabilities ..............................................................           111,149            115,865
                                                                                                     -----------        -----------
           Total current liabilities .........................................................           607,428            484,682

Long-term debt ...............................................................................           274,547            279,417
Subordinated debt ............................................................................           417,097            409,335
Other liabilities ............................................................................           107,617            104,670
                                                                                                     -----------        -----------
           Total liabilities .................................................................         1,406,689          1,278,104
Commitments and contingencies
Shareholders' equity:
      Preferred stock, net ...................................................................            40,389             42,917
      Common stock, net ......................................................................             2,479              2,506
      Accumulated other comprehensive income (loss) ..........................................              (825)              (239)
      Retained earnings ......................................................................           135,072            153,763
                                                                                                     -----------        -----------
           Total shareholders' equity ........................................................           177,115            198,947
                                                                                                     -----------        -----------
                Total liabilities and shareholders' equity ...................................       $ 1,583,804        $ 1,477,051
                                                                                                     ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

Item 1.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                      Three Months Ended                   Nine Months Ended
                                                                          March 31,                            March 31,
                                                               ------------------------------        ------------------------------
                                                                  2000               1999                2000               1999
                                                               -----------        -----------        -----------        -----------
Net sales and revenues from:
      Product sales (including excise taxes) ...........       $   438,915        $   333,247        $ 1,084,519        $   904,606
      Leasing operations ...............................            19,264             17,269             56,592             51,765
      Insurance operations .............................             6,629              6,505             20,589             21,068
                                                               -----------        -----------        -----------        -----------
           Total net sales and revenues ................           464,808            357,021          1,161,700            977,439

Cost and expenses from:
      Products and plant operations ....................           397,444            296,728          1,021,143            840,344
      Leasing operations ...............................             6,921              5,610             22,801             20,164
      Insurance operations .............................             3,809              4,082             12,153             13,539
      Selling, general and administrative
          activities ...................................            38,031             37,217            116,829            111,100
                                                               -----------        -----------        -----------        -----------
           Total operating costs and expenses ..........           446,205            343,637          1,172,926            985,147



Operating earnings (loss) ..............................            18,603             13,384            (11,226)            (7,708)

Interest expense, net ..................................            (9,007)            (8,155)           (25,591)           (23,892)
Other income, net ......................................             6,080              1,904             13,312             19,194
                                                               -----------        -----------        -----------        -----------
Earnings (loss) before income taxes ....................            15,676              7,133            (23,505)           (12,406)
Income tax (expense) benefit ...........................            (7,013)            (4,364)             6,387              2,028
                                                               -----------        -----------        -----------        -----------

Net earnings (loss) ....................................             8,663              2,769            (17,118)           (10,378)

Retained earnings, beginning of period .................           126,409            140,243            153,763            155,082
      Dividends ........................................                 0                  0             (1,573)            (1,692)
                                                               -----------        -----------        -----------        -----------
Retained earnings, end of period .......................       $   135,072        $   143,012        $   135,072        $   143,012
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        Item 1. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                       Three Months Ended                    Nine Months Ended
                                                                            March 31,                             March 31,
                                                                     ---------------------------         ---------------------------
                                                                       2000               1999              2000              1999
                                                                     --------          ---------         --------          ---------

Net earnings (loss) ........................................         $  8,663          $  2,769          $(17,118)         $(10,378)

Other comprehensive income, net of tax:
      Unrealized gains (losses) on
           available-for-sale securities:
      Unrealized holding gains (losses)
           arising during period ...........................              (93)             (405)             (634)             (108)
       Reclassification adjustment
           for (gains) losses included in
           net earnings ....................................               46                 6                48                21
                                                                     --------          --------          --------          --------

Other comprehensive income (loss) ..........................              (47)             (399)             (586)              (87)
                                                                     --------          --------          --------          --------

Comprehensive income (loss) ................................         $  8,616          $  2,370          $(17,704)         $(10,465)
                                                                     ========          ========          ========          ========





























     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

               Item 1. CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                                                                           Nine Months Ended
                                                                                                               March 31,
                                                                                                   --------------------------------
                                                                                                      2000                   1999
                                                                                                   ---------              ---------

Net cash flows (used in) provided by operating activities ............................             $  (2,693)             $  48,316

Cash flows provided by (used in) investing activities:
      Purchases of property, plant and equipment .....................................               (20,786)               (17,752)
      Proceeds from disposal of property, plant and equipment ........................                 8,576                    591
      Proceeds from sale of business .................................................                     0                 14,150
      Cash paid for acquisition of business ..........................................                (4,950)                (7,090)
      Leases originated ..............................................................              (203,635)              (176,672)
      Leases repaid ..................................................................               153,246                145,232
      Proceeds from sale of marketable securities ....................................                 2,319                  5,790
      Purchases of marketable securities .............................................                (4,345)                (6,345)
      Net purchase of investments in cooperatives ....................................                (1,477)                  (950)
                                                                                                   ---------              ---------

Net cash flows used in investing activities ..........................................               (71,052)               (43,046)

Cash flows provided by (used in) financing activities:
      Net change in short-term borrowings ............................................                78,588                 31,080
      Proceeds from long-term debt ...................................................                75,989                 13,273
      Repayment of long-term debt ....................................................               (73,856)               (67,106)
      Proceeds from sale of subordinated debt ........................................               111,929                128,629
      Maturity and redemption of subordinated debt ...................................              (109,026)              (102,553)
      Payments on capital leases .....................................................                (4,048)                  (185)
      Redemption of stock, net .......................................................                (2,556)                (4,876)
      Cash dividends paid ............................................................                (3,275)                (3,532)
                                                                                                   ---------              ---------

Net cash flows provided by (used in) financing activities ............................                73,745                 (5,270)
                                                                                                   ---------              ---------

Net increase (decrease) in cash and equivalents ......................................                     0                      0
Cash and equivalents at beginning of period ..........................................                     0                      0
                                                                                                   ---------              ---------

Cash and equivalents at end of period ................................................             $       0              $       0
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------
      Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2000, due to the seasonal nature of certain major segments of our business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 1999.

      Future Accounting Requirements
      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard (SFAS) No. 133 which establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and the type of risk being hedged. SFAS No. 137 was issued modifying the effective date for SFAS No. 133 to be for all quarters of fiscal years beginning after June 15, 2000. At the present time, Agway has not completed its evaluation of the impact that the adoption of these new standards will have on its consolidated financial statements.

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

      Major holdings of AHI include Agway Energy Products LLC and Agway Energy Services Inc. (Energy), Telmark LLC and its subsidiaries (Leasing), and Agway Insurance Company and Agway General Agency Inc. (Insurance). Effective June 26, 1999, Agway Consumer Products Inc., a Delaware corporation and former holding of AHI, was merged into Agway Inc. Agway Consumer Products Inc. held the assets and business operations of the former Retail segment and certain assets and business operations of the Country Products Group and Agriculture. This merger into Agway aligns the legal structure more closely with the management structure of Agway and facilitates the ability to manage these assets and businesses prospectively. The March 1999 results as shown below have been restated to reflect this merger.

      In exemptive relief granted pursuant to a "no action letter" issued by the staff of the SEC, AFC is not required to file periodic reports with the SEC for itself but does report summarized financial information in Agway's financial statement footnotes. As required by the 1934 Act, the summarized financial information concerning AFC and consolidated subsidiaries is as follows:

                                                           Three Months Ended                      Nine Months Ended
                                                               March 31,                                March 31,
                                                 ------------------------------------     ------------------------------------
                                                                          Restated                                 Restated
                                                       2000                 1999                2000                 1999
                                                 ----------------     ---------------     ----------------     ---------------


           Net sales and revenues..............  $       277,934      $      178,501      $       620,437      $       447,529
           Operating earnings (loss)...........           34,439              31,246               38,986               42,891
           Net earnings (loss).................           15,113              14,011               10,018                8,055

                                                                                              March 31,            June 30,
                                                                                                2000                 1999
                                                                                          ----------------     ---------------
           Current assets...............................................................  $       668,377      $       567,602
           Properties and equipment, net................................................           84,200               86,018
           Noncurrent assets............................................................          588,233              557,688
                                                                                          ----------------     ---------------
           Total assets.................................................................  $      1,340,810     $     1,211,308
                                                                                          ================     ===============

           Current liabilities..........................................................  $        103,330              67,391
           Short-term notes payable.....................................................           160,388              81,800
           Current installments of long-term debt.......................................            96,999              92,268
           Current installments of subordinated debt....................................            72,109              76,968
           Long-term debt...............................................................           262,312             264,021
           Subordinated debt............................................................           417,097             409,335
           Noncurrent liabilities.......................................................            22,879              23,262
           Shareholder's equity.........................................................           205,696             196,263
                                                                                          ----------------     ---------------
           Total liabilities and shareholder's equity...................................  $      1,340,810     $     1,211,308
                                                                                          ================     ===============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)

3.    BORROWING ARRANGEMENTS
      ----------------------
      As of March 31, 2000, Agway had certain facilities available with banking institutions whereby lenders have agreed to provide funds up to $396,700 to separately financed units of Agway as follows: AFC - $65,000 and Telmark - $331,700. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank standby letter of credit.

      AFC
      As of March 31, 2000, AFC's available bank facilities consisted of a short-term line of credit. This facility and AFC's ability to issue commercial paper require collateralization using certain of the Company's accounts receivable and non-petroleum inventories ("collateral"). The maximum amounts which can be drawn under these AFC agreements are subject to a limitation based on a specific calculation relating to the collateral available. Adequate collateral has existed throughout the fiscal year to permit AFC to borrow amounts to meet the ongoing needs of Agway and is expected to continue to do so. The line of credit also requires Agway's investment in bank stock as additional collateral. Effective for each quarter commencing with the quarter ended March 2000, the bank agreements also limit available credit to a multiple of the 12-month rolling earnings as defined in the agreement. The earnings level as measured at March 2000 was adequate to support the borrowing level under the agreements. In addition, the agreements include certain covenants, the most restrictive of which require Agway to maintain specific current ratios, quarterly levels of interest coverage, and monthly levels of tangible retained earnings.

      The Company's long-term revolving line of credit expired on December 31, 1999, and was not renewed by the banks. This line had never been drawn upon. The short-term line of credit and commercial paper program were renewed through December 2000 at a level management believes is appropriate and adequate to meet the Company's normal ongoing financing needs. Based on negotiations with the lenders, the terms, conditions, and financial covenants of these arrangements have been made more restrictive and costs have increased. Given the historical volatility of the Company's operating results, these more restrictive covenants increase the possibility of future covenant violations. During the third quarter, Agway violated a financial covenant and subsequently obtained appropriate waivers and amendments from its lenders. The Company believes the lenders continue to be supportive of the Company, and the Company expects to have ongoing discussions with the lenders as management executes the Company's business plans.

      The specifics of the current arrangements are as follows:

                                                                                             Outstanding
                                                             Available        ------------------------------------
                                                              3/31/00             3/31/00              6/30/99         Term Expires
                                                         ---------------      ---------------     ----------------     ------------

      Short-term line of credit*......................   $        65,000      $        28,700     $              0         12/31/00
      Commercial paper................................   $        50,000      $        50,000     $         38,500         12/31/00

      *AFC's short-term line of credit facility decreases to $50,000 at July 1, 2000, through December 31, 2000, to reflect the decline in seasonal financing needs and expected future financing requirements.

      In addition, Agway, through AFC, offers subordinated money market certificates (and previously offered subordinated debentures) to the public. AFC's subordinated debt is not redeemable by the holder. However, AFC does have a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase, although AFC can discontinue this practice of repurchasing at any time. The foregoing debt bears interest payable semi-annually on January l and July 1 of each year. The subordinated money market certificates bear interest at a rate that is the greater of the stated rate or a rate based upon the average discount rate for U.S. Treasury Bills, with maturities of 26 weeks. Subordinated money market certificates due between October 2000 and October 2014 bear a weighted average interest rate of 7.9%, while subordinated debentures due between July 2001 and July 2003 bear a weighted average interest rate of 8.0%.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.    BORROWING ARRANGEMENTS (continued)
      ----------------------------------
      Telmark
      As of March 31, 2000, Telmark's available credit facilities from banks allow Telmark to borrow up to an aggregate of $331,700. Uncommitted short-term line of credit agreements permit Telmark to borrow up to $81,700 on an uncollateralized basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized revolving line of credit permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of March 31, 2000, under the short-term lines of credit was $56,600 and under the revolving term loan facility was $205,100, of which $180,000 was long-term. As of June 30, 1999, the total amount outstanding was $35,000 under the short-term lines of credit and under the revolving term loan facility was $156,300, of which $148,000 was long-term. The uncommitted lines of credit expire at various times within the next 12 months, and the $250,000 revolving term loan facility is available through August 1, 2001.

      Telmark had balances outstanding on unsecured senior notes from private placements totaling $122,000 at March 31, 2000, and $146,000 at June 30, 1999. The principal bears interest at fixed rates ranging from 6.5% to 7.6%. The principal payments commence November 2000 with final installment due in May 2004. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contains several specific financial covenants.

      Telmark, through two wholly owned special purpose subsidiaries, has lease-backed notes payable to insurance companies that total $54,400 and $58,800 at March 31, 2000 and June 30, 1999, respectively. Interest rates on different classes of these notes range from 6.5% to 7.6%. The notes are collateralized by leases, which Telmark sold to these subsidiaries, having an aggregate present value of contractual lease payments equal to the principal balance of the notes. The final scheduled maturity of these notes is December 2007.

      Telmark offers subordinated debentures to the public. The debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is payable quarterly on January 1, April 1, July 1 and October 1 and is allowed to be reinvested.

      The Company's long-term and subordinated debt outstanding at March 31, 2000, as compared to June 30, 1999, is as follows:

                                                                         AFC
                                                 Agway          (excluding Telmark)            Telmark                  Total
                                          ------------------    --------------------    --------------------    --------------------
                                           3/00        6/99       3/00        6/99        3/00        6/99        3/00        6/99
                                          -------    -------    --------    --------    --------    --------    --------    --------

      Long-term debt .................    $15,485    $17,827    $  2,893    $  3,488    $356,418    $352,801    $374,796    $374,116
      Currently payable ..............      3,250      2,431         802         807      96,197      91,461     100,249      94,699
                                          -------    -------    --------    --------    --------    --------    --------    --------
      Net long-term debt .............    $12,235    $15,396    $  2,091    $  2,681    $260,221    $261,340    $274,547    $279,417
                                          =======    =======    ========    ========    ========    ========    ========    ========

      Subordinated debt ..............    $     0    $     0    $444,677    $448,670    $ 44,529    $ 37,633    $489,206    $486,303
      Currently payable ..............          0          0      53,170      58,768      18,939      18,200      72,109      76,968
                                          -------    -------    --------    --------    --------    --------    --------    --------
      Net subordinated debt ..........    $     0    $     0    $391,507    $389,902    $ 25,590    $ 19,433    $417,097    $409,335
                                          =======    =======    ========    ========    ========    ========    ========    ========

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

                                                                        Three Months Ended March 31, 2000
                                         -------------------------------------------------------------------------------------------
                                                         Country
                                                         Products
                                         Agriculture      Group        Energy      Leasing     Insurance     Other(a)   Consolidated
                                         -----------   ----------   ----------    ----------   ----------   ----------  ------------
Net sales and revenues to
  unaffiliated customers .............   $   150,653   $   51,240   $  237,077    $   19,184   $    6,629   $       25   $   464,808
Intersegment sales and
  revenues ...........................           131        2,113          130            80            0       (2,454)            0
                                         -----------   ----------   ----------    ----------   ----------   ----------   -----------
    Total sales and revenues .........   $   150,784   $   53,353   $  237,207    $   19,264   $    6,629   $   (2,429)  $   464,808
                                         ===========   ==========   ==========    ==========   ==========   ==========   ===========

Earnings (loss) before
   income taxes ......................   $   (12,034)  $   (1,636)   $   25,158   $    5,845   $       78   $   (1,735)  $    15,676
                                         ===========   ==========    ==========   ==========   ==========   ==========   ===========

Total assets .........................   $   366,073   $   88,188    $  191,784   $  638,897   $   55,001   $  243,861   $ 1,583,804
                                         ===========   ==========    ==========   ==========   ==========   ==========   ===========


                                                                        Three Months Ended March 31, 1999
                                         -------------------------------------------------------------------------------------------
                                                         Country
                                                         Products
                                         Agriculture      Group        Energy      Leasing     Insurance     Other(a)   Consolidated
                                         -----------   ----------    ----------   ----------   ----------   ----------  ------------
Net sales and revenues to
  unaffiliated customers .............   $   145,627   $   39,979    $  147,700   $   17,262   $    6,505   $      (52)  $   357,021
Intersegment sales and
  revenues ...........................            29        2,144           151            7            0       (2,331)            0
                                         -----------   ----------    ----------   ----------   ----------   ----------   -----------
   Total sales and revenues ..........   $   145,656   $   42,123    $  147,851   $   17,269   $    6,505   $   (2,383)  $   357,021
                                         ===========   ==========    ==========   ==========   ==========   ==========   ===========

Earnings (loss) before
   income taxes ......................   $   (19,723)  $     (656)   $   21,816   $    5,758   $       34   $      (96)  $     7,133
                                         ===========   ==========    ==========   ==========   ==========   ==========   ===========

Total assets .........................   $   378,143   $   65,850    $  144,456   $  556,003   $   53,082   $  242,466   $ 1,440,000
                                         ===========   ==========    ==========   ==========   ==========   ==========   ===========


(a)    Represents unallocated net corporate items and intersegment eliminations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


5.    FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING (continued)
      --------------------------------------------------------------


                                                                      Nine Months Ended March 31, 2000
                                        -------------------------------------------------------------------------------------------
                                                         Country
                                                         Products
                                        Agriculture       Group         Energy     Leasing     Insurance   Other(a)     Consolidated
                                        -----------    -----------    ---------    --------    ---------  ---------     ------------
Net sales and revenues to
  unaffiliated customers ...........    $   440,183    $   137,056    $ 507,343    $ 56,501    $  20,589  $      28     $ 1,161,700
Intersegment sales and
  revenues .........................            819          9,230          329          91            0    (10,469)              0
                                        -----------    -----------    ---------    --------    ---------  ---------     -----------
    Total sales and revenues .......    $   441,002    $   146,286    $ 507,672    $ 56,592    $  20,589  $ (10,441)    $ 1,161,700
                                        ===========    ===========    =========    ========    =========  =========     ===========

Earnings (loss) before
   income taxes ....................    $   (43,315)   $    (2,326)   $  19,267    $ 14,244    $      71  $ (11,446)    $   (23,505)
                                        ===========    ===========    =========    ========    =========  =========     ===========

Total assets .......................    $   366,073    $    88,188    $ 191,784    $638,897    $  55,001  $ 243,861     $ 1,583,804
                                        ===========    ===========    =========    ========    =========  =========     ===========


                                                                      Nine Months Ended March 31, 1999
                                        -------------------------------------------------------------------------------------------
                                                         Country
                                                         Products
                                        Agriculture       Group         Energy     Leasing     Insurance    Other(a)    Consolidated
                                        -----------    -----------    ---------    --------    ---------   ---------    ------------
Net sales and revenues to
  unaffiliated customers ...........    $   439,265    $   113,472    $ 351,881    $ 51,745    $  21,068   $       8    $   977,439
Intersegment sales and
  revenues .........................             78          8,702          397          20            0      (9,197)             0
                                        -----------    -----------    ---------    --------    ---------   ---------    -----------
   Total sales and revenues ........    $   439,343    $   122,174    $ 352,278    $ 51,765    $  21,068   $  (9,189)   $   977,439
                                        ===========    ===========    =========    ========    =========   =========    ===========

Earnings (loss) before
   income taxes ....................    $   (53,469)   $    12,678    $  19,376    $ 13,199    $    (154)  $  (4,036)   $   (12,406)
                                        ===========    ===========    =========    ========    =========   =========    ===========

Total assets .......................    $   378,143    $    65,850    $ 144,456    $556,003    $  53,082   $ 242,466    $ 1,440,000
                                        ===========    ===========    =========    ========    =========   =========    ===========


(a)    Represents unallocated net corporate items and intersegment eliminations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


6.    RETAIL RESTRUCTURING PLAN
      -------------------------
      On October 19, 1999, the Board of Directors approved a plan to restructure the retail operations within Agway's Agriculture segment. The plan is intended to improve the operating results in our retail operations and provide a greater opportunity to meet customer needs with products we manufacture and sell. The restructuring is focused on converting Agway's retail distribution into a dealer-based system by converting a majority of the Agway-operated retail stores into dealer-operated stores and by adding additional retail dealer-operated stores to the currently operating retail dealer system. As of the beginning of the current fiscal year, there were approximately 160 Agway-operated stores and 300 retail dealer stores. This conversion of Agway-operated stores is taking place in a series of transactions with numerous counter-parties. Certain locations are being sold for alternative uses. During this transition period which affects two fiscal years, we expect continued operating losses from our retail operations, but at a reduced level as compared to the prior year. There have been and will continue to be costs for such items as severance pay and inventory liquidation. Further, there have been and will continue to be gains and losses related to the sale or conversion of these retail business locations. The level of gain or loss is being determined on a transaction-by-transaction basis over the transition period and cannot presently be reasonably estimated for all locations. As costs associated with these restructuring transactions become probable and can be reasonably estimated, they are being accrued.

      In the third quarter, the retail restructuring efforts have resulted in 30 stores being converted to dealers, 6 stores/properties being sold, 1 store being closed, and 21 new wholesale dealers being established. The efforts to date have resulted in 41 stores being converted to dealers, 18 stores/properties being sold, 11 stores being closed, and 80 new wholesale dealers being established. Additionally, approximately 70 locations are currently under negotiations, some of which have a commitment in place. This activity has generated approximately $13,100 in net cash from the sale of fixed assets and inventory. The following represents the gain or loss from the retail restructuring for the periods ended March 31, 2000, including estimated losses of $800 accrued as of that date for business locations where transactions are probable and losses can reasonably be estimated:

                                                                                                    Three                     Nine
                                                                                                   Months                    Months
                                                                                                    Ended                     Ended
                                                                                                   3/31/00                  3/31/00
                                                                                                   -------                  -------

      Net gain on sale of assets .................................................                 $ 1,500                  $ 3,400
      Loss on sale/liquidation of inventory ......................................                  (1,900)                  (2,700)
      Severance costs ............................................................                    (100)                    (200)
      Other transaction costs(1) .................................................                    (400)                    (800)
                                                                                                   -------                  -------
           Net gain (loss) on restructuring activity .............................                 $  (900)                 $  (300)
                                                                                                   =======                  =======

           (1) Other transaction costs include items such as professional services fees, environmental surveys and advertising.

      In addition to the above costs, a $5,800 non-cash charge to earnings was accrued in the corporate accounts ("other segments") in the second quarter to recognize the effect of the retail plan on the Company's retirement benefit plans in accordance with curtailment accounting requirements.

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

Agway's net sales and revenues and operating results are significantly impacted by seasonal fluctuations due to the nature of its operations and the geographic location of its service area, which is primarily the northeastern United States. Agriculture net sales and revenues are traditionally higher in the spring as customers acquire products to initiate the growing season. Energy generally realizes significantly higher net sales and revenues in the winter months due to the higher demand from cold winter conditions. Country Products Group, Leasing, and Insurance are not materially impacted by seasonal fluctuations.

Numbers in the following narrative have been rounded to the nearest hundred thousand.

Consolidated Results
--------------------
Consolidated net sales and revenues of $464,800 and $1,161,700 for the three and nine months ended March 31, 2000, increased $107,800 (30%) and $184,300 (19%), respectively, as compared to the same periods in the prior year. The increases in both the three-month and nine-month periods were substantially the result of increased sales in the Energy and Country Products Group segments. The increase in Energy was principally due to increases in the cost of petroleum products over the prior year combined with volume improvements. The increase in Country Products Group sales resulted from new acquisitions in its Produce Group's operations. The sales increases during the three months ended March 31, 2000, were further enhanced by increased sales in the Agriculture segment in the agronomy business from early spring weather and from improved wholesale dealer sales, a direct result of the Agriculture segment concentrating on enhancing its relationship with these dealers. The Company's sales increases in the nine-month period ended March 31, 2000, were further enhanced by the Leasing segment, which had improvement from continued growth of the lease portfolio.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Consolidated Results (continued)
--------------------------------
Consolidated pre-tax earnings of $15,700 for the three months ended March 31, 2000, increased $8,500 (120%) over the same period in the prior year. Consolidated pre-tax loss from operations of $23,500 for the nine months ended March 31, 2000, increased $11,100 (90%) as compared to the same period in the prior year. From operations, the three months ended March 31, 2000, improved $10,200 (140%) over the prior year. Improvements in Agriculture, Energy, Leasing, and Insurance were partially offset by the decreases in Country Products Group. Increased net corporate costs further reduced pre-tax earnings for the three-month period. For the nine months ended March 31, 2000, business unit operating results improved $7,000 (37%) as compared to the same period in the prior year. Operating result improvements in Agriculture, Leasing, and Insurance were partially offset by reduced earnings from operations in the Country Products Group. Energy earnings for nine months were equivalent to last year. The two principal reasons for the difference in pre-tax earnings for the nine-month period are a $10,700 net improvement to results recorded in the first quarter of last year on the CPG sale of Allied Seed and a $5,800 non-cash corporate-level charge to earnings in the second quarter of this year to currently recognize the effect of the retail restructuring plan on the Company's retirement benefit plans in accordance with curtailment accounting requirements. See the detailed business segment discussion below.

Agriculture
-----------
Total Agriculture sales and revenues of $150,800 and $441,000 for the three and nine months ended March 31, 2000, increased $5,100 (4%) and $1,700 (0%), respectively, as compared to the same periods in the prior year.

The increase in sales for the three-month period was due principally from increased sales in the enterprise agronomy business ,direct marketing sales, and in the wholesale dealer sales, which were partially offset by decreases in enterprise retail sales and in the enterprise feed business. Enterprise agronomy sales increased $4,900 (28%) for the three-month period as compared to the same period in the prior year as early spring weather in the southern portions of Agway's market territory has moved some crop-related services typically performed in the fourth quarter into the third quarter. Direct marketing sales increased $2,100 (10%) for the three-month period as compared to the same period in the prior year. The continued growth in the commercial vegetable seed business and increased direct fertilizer sales from a greater emphasis on these sales increased agronomy-related direct marketing sales by $5,100 (31%) in the third quarter. These agronomy direct marketing increases were partially offset by a decline in feed-related direct marketing sales of $3,100 (60%) in the third quarter, substantially due to a planned reduction of grain marketing operations during the first nine months of this year. The wholesale dealer sales increased $4,700 (33%) in the third quarter as compared to the same period in the prior year, principally from improved relationships with existing dealers and from an increase in new dealers as a result of the retail restructuring plan initiated in the second quarter of this year. (See Note 6 of the consolidated financial statements for more discussion on the retail restructuring plan.) These sales improvements in the third quarter were partially offset by a $5,600 (16%) decline in enterprise retail sales in the third quarter, from planned store conversions and closings associated with the retail restructuring plan, and a $900 (2%) decline in the third quarter in enterprise feed sales due to a combination of slightly lower volume and lower sales dollars per ton.

For the nine-month period, we experienced increased enterprise feed sales of $2,500 (2%) on the strength of a unit volume increase of 3% over the same period in the prior year and increases in wholesale dealer sales of $7,300 (18%) for the same reasons as explained above. These increases were substantially offset by an $8,300 (6%) decrease in enterprise retail sales from the planned store closings and conversions noted above.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Agriculture (continued)
-----------------------
Agriculture pre-tax loss of $12,000 and $43,300 for the three and nine months ended March 31, 2000, decreased $7,700 (39%) and $10,200 (19%), respectively, as compared to the same periods in the prior year.

The improvement to pre-tax results in the three-month period as compared to the same period in the prior year resulted from improved operating results in enterprise agronomy of $1,700 (42%) and in direct marketing of $1,300 (314%), reduced support costs of $2,500 and a negotiated settlement of $3,300 for amounts due the Company on claims from prior years' business activity. The improvement to enterprise agronomy pre-tax earnings resulted substantially from improved product margins resulting from the early spring sales. Direct marketing improvements are due to a combination of improved results in the seed operations and an increase in direct marketing earnings, principally related to grain marketing losses of $600 (which occurred last year from unauthorized speculative transactions) that impacted direct marketing earnings during the three-month period. Reduced support costs result from the consolidation of the retail structure and management into the enterprises and the wholesale operation restructuring which took place in April 1999. These improvements to pre-tax results were partially offset by a $1,200 (21%) decrease in enterprise feed operations due to higher commodity and higher operating expenses than in the prior year.

The improvements to pre-tax results for the nine-month period ended March 31, 2000, as compared to the same period in the prior year, are from improved results of $3,400 (40%) in direct marketing, $3,200 (223%) in wholesale operations, $1,200 (12%) in enterprise agronomy, a $4,200 decline in retail and administrative support costs, and $3,300 from a favorable litigation settlement in the third quarter of this year. These improvements were partially offset by declines of $3,100 (19%) in enterprise feed and $2,000 (482%) in enterprise retail operating results. Direct marketing improved substantially due to lower losses in the grain marketing operations as operating losses decreased from $5,900 in the first nine months of the prior year to $1,900 for the same period in the current year. As disclosed in the Company's Form 10-K for the fiscal year ended June 30, 1999, net pre-tax losses totaling $5,600 from unauthorized speculative activity occurred in the first nine months of fiscal 1999 as compared to the current year loss, where $1,300 of costs were incurred in closing the unauthorized speculative positions that were outstanding at June 30, 1999. The wholesale operations improvements and decline in retail and administrative support costs results from the reduced costs from the consolidation of the retail structure and management into the enterprise and the wholesale operations restructuring which took place in April 1999. The earnings fluctuations in the enterprise agronomy, retail support cost and, enterprise feed operations were for the same reasons as in the three-month period described above.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Country Products Group
----------------------
Country Products Group (CPG) total sales and revenues of $53,400 and $146,300 for the three and nine months ended March 31, 2000, increased $11,200 (27%) and $24,100 (20%), respectively, as compared to the same periods in the prior year. The growth in CPG sales over the prior year in the three- and nine-month periods was substantially in the Produce Group, where sales in this group increased $13,100 (48%) and $26,700 (35%), respectively. Of the Produce Group sales growth in the three- and nine-month periods, $12,500 and $25,900, respectively, was due to the acquisition of new produce businesses in the second half of the prior year and in the first half of the current year. The sales growth in the Produce Group was partially offset by declines in sales in the Business Group of $2,100 (14%) for the three- month period and $2,700 (6%) for the nine-month period. The Business Group sales decline resulted principally from a poor sunflower seed crop this year.

CPG pre-tax losses of $1,600 and $2,300 for the three and nine months ended March 31, 2000, are compared to a pre- tax loss of $700 and pre-tax earnings of $12,700 for the same periods in the prior year. The prior year first quarter earnings included a $10,700 net improvement in results relating to the sale of Allied seed business. CPG earnings from ongoing operations declined $1,000 (144%) and $4,600 (219%) for the three- and nine-month periods, respectively, as compared to the same periods in the prior year. In the three-month and the nine-month periods, pre-tax earnings related to the Business Group declined $1,000 (216%) and $1,700 (79%), respectively. The Business Group's sunflower operations experienced lower margins due to high product costs in the first quarter and increased production costs in the second and third quarters associated with a poor sunflower crop harvest in the fall of 1999 that was widespread in its territory due to adverse growing conditions. For the Produce Group, gross margin from increased sales was at a lower percent than the prior year and was more than offset by additional costs, principally from the new produce operations. Consequently, the Produce Group's pre-tax earnings decreased $300 (63%) and $1,500 (46%) for the three- and nine-month periods, respectively. CPG's Investment Group experienced a decrease in pre-tax loss for the third quarter of $300 (26%) which was substantially due to a write-down of an investment made in the third quarter of the prior year, an increase in pre-tax loss of $1,600 (69%) for the nine-month period as compared to the same period in the prior year occurred as the Investment Group continues to incur costs related to several of its initiatives for future growth.

Energy
------
Energy sales and revenues of $237,200 and $507,700 for the three and nine months ended March 31, 2000, increased $89,400 (60%) and $155,400 (44%), respectively, as compared to the same periods in the prior year. Overall, sales dollar increases from product volume increases were $3,900 (3%) during the three-month period and $12,300 (4%) during the nine-month period, respectively, as compared to the same periods in the prior year. The petroleum industry experienced enormous increases in the pricing of product in the third quarter ended March 31, 2000. Pressures on global supply caused a sudden spike in these commodities prices and, as a result, Energy experienced sales dollars increases due to price of $79,200 (54%) for the three-month period and $128,600 (37%) for the nine-month period. Additionally, sales increases in the three and nine months ended March 31, 2000, of $6,300 and $14,500, respectively, resulted from the continued growth of revenues in heating, ventilation and air-conditioning installation and service sales and continued sales growth in the electric and natural gas marketing business.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Energy (continued)
------------------
Energy pre-tax earnings of $25,200 and $19,300 for the three- and nine-month periods ended March 31, 2000, increased $3,300 (15%) and decreased $100 (1%), respectively, as compared to the same periods in the prior year. In the three- and nine-month periods, overall gross margin dollars increased $7,700 (12%) and $10,500 (8%), respectively, over the same periods in the prior year and were driven by the continued growth in heating, ventilation and air-conditioning sales and services and the increase in liquid product volume with margins comparable with the prior year. The improved gross margin dollars, however, were partially offset in the three- and nine-month periods by increases in total operating expenses of $3,100 (7%) and $8,800 (8%), respectively, as compared to the same periods in the prior year. Payroll costs associated with the increased service sales and unit volume as well as increased administrative costs, principally information systems cost from implementation of a new operating system and automotive costs, increased overall operating costs from the prior year.

Leasing
-------
Total revenue of $19,300 and $56,600 for the three- and nine-month periods ended March 31, 2000, increased $2,000 (12%) and $4,800 (9%), respectively, as compared to the same periods in the prior year. These increases were primarily due to a higher average investment in leases which was partly offset by a lower income rate on new and replacement leases. Telmark's average net investment in leases increased $71,000 (13%) in the three-month period and $64,800 (12%) in the nine-month period as compared to the same periods in the prior year.

Pre-tax earnings from operations of $5,800 and $14,200 for the three and nine months ended March 31, 2000, increased $100 (2%) and $1,000 (8%), respectively, as compared to the same periods in the prior year. The total revenue increases noted above were partially offset by an increase in total expenses of $l,900 (17%) for the three months and $3,800 (10%) for the nine months ended March 31, 2000, as compared to the same periods in the prior year. The increase in total expenses for both periods was substantially due to increased interest expense. The increased interest expense is due to an increase in the amount of debt required to finance the increase in the lease portfolio as compared to the same periods in the prior year, partially offset by lower interest rates on new and replacement debt.

Insurance
---------
Insurance Group net revenues of $6,600 and $20,600 for the three- and nine-month periods ended March 31, 2000, increased $100 (2%) for the three-month period and decreased $500 (2%) for the nine-month period as compared to the same periods in the prior year. These changes were experienced in net earned premiums of Agway Insurance Company. Reinsurance premiums, which reduce earned revenues, were lower in the three-month period as compared to the same period in the prior year due to a large reinstatement premium occurring in the third quarter of the prior year due to unfavorable losses, while no comparable reinstatement premium was required in the current year. Reinsurance premiums were higher in the nine-month period of the current year as compared to the same period in the prior year. Higher reinsurance premiums for the nine-month period are due to favorable claims development during the prior year in the 1995 experience-rated reinsurance contract, which resulted in lower reinsurance premium cost incurred by the Insurance Company in the prior year.

Pre-tax earnings of the Insurance Company of $200 and $500 for the three- and nine-month periods ended March 31, 2000, increased $100 (40%) and $300 (150%), respectively, as compared to the same periods in the prior year. The improvement in pre-tax earnings for the three-month period resulted from the increased net earned premiums (while losses and expenses were comparable to the prior year). The Agway General Agency experienced pre-tax losses of $100 and $400 for the three and nine months ended March 31, 2000, which represent the same results for the three months and the nine months ended as compared to the same periods in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash generated from external borrowings and/or operations are Agway's major ongoing sources of funds to finance capital improvements, business acquisitions, shareholder dividends, and a growing lease portfolio at Telmark. The following is a summary of net cash flows for the nine months ended March 31:

                                                                                                                           Increase
                                                                                   2000                 1999              (Decrease)
                                                                                 --------             --------             --------
Net cash flows provided by (used in):
      Operating activities ..........................................            $ (2,693)            $ 48,316             $(51,009)
      Investing activities ..........................................             (71,052)             (43,046)             (28,006)
      Financing activities ..........................................              73,745               (5,270)              79,015
                                                                                 --------             --------             --------
Net increase (decrease) in cash and equivalents .....................            $      0             $      0             $      0
                                                                                 ========             ========             ========

Cash Flows Provided By Operating Activities
The decrease in cash flows provided by operating activities for the nine months ended March 31, 2000, of $51,000 is substantially due to changes in working capital. In the first nine months of this year, working capital generated cash of $7,100, while for the same time period in the prior year, working capital generated cash of $63,500. The Energy business is the reason for the significant decrease in cash generated from working capital activities. The significant increase in cost of energy commodities in the first nine months of this year has increased the cash needs for inventory by $15,200 in the first nine months of this year as compared to inventory balances declining $600 over the same period in the prior year. Also, receivable balances increased by $41,200 in the first nine months of this year as compared to a $3,400 increase over the same period in the prior year. The Energy working capital needs historically peak in the third quarter due to the seasonal nature of our heating oil and propane heating business. Consequently, reduced Energy working capital requirements in the fourth quarter are expected to generate cash.

Cash Flows Used In Investing Activities
The net cash flows used in investing activities increased in the first nine months of this year by $28,000 as compared to the first nine months of the prior year. Cash of $14,200 was generated during the first quarter of the prior year from the sale of the Allied Seed business, where no comparable sale occurred in the current year, and there was a $18,900 greater net investment in Telmark leases in the first nine months of this year compared to last year. The increased generation of cash of $8,000 from the sale of fixed assets, mainly attributable to the retail restructuring, partially reduced the need for cash in the first nine months of the year.

Cash Flows Provided By (Used In) Financing Activities
Financing activities for the nine months ended March 31, 2000, provided cash of $73,700 compared to net cash used to pay down debt of $5,300 for the same period in the prior year. This $79,000 change in cash related to financing activity was substantially from increased short-term borrowings and long-term debt to cover the changed requirements for cash for operations and investing activities.

The Company finances its operations and the operations of all its continuing business and subsidiaries, except Insurance and Telmark, through Agway Financial Corporation (AFC). External sources of short-term financing for Agway and all its other continuing operations include revolving credit lines, letters of credit, and a commercial paper program. Insurance finances its activities through operations. Telmark's finance arrangements are explained in Note 3, Borrowing Arrangements, to the Condensed Financial Statements. The Company believes its borrowing arrangements are appropriate and adequate to meet the normal ongoing financing needs of the Company.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------
Sources of longer-term financing include the following as of March 31, 2000:

                                                                                                 AFC
                                                                                Agway        (excluding
Source of debt                                                                   Inc.         Telmark)       Telmark          Total
--------------                                                                  -------       --------       --------       --------
Banks - due 5/00 to 4/04, interest at a weighted average
   rate of 6.9% with a range of 5.6% - 8.6% .............................       $     0       $    700       $180,000       $180,700
Insurance companies - due 4/00 to 3/07, interest at a
   weighted average rate of 6.8% with a range of
   6.5% - 7.6% ..........................................................             0              0        176,418        176,418
Capital leases and other - due 2000 to 2018, interest at a
   weighted average rate of 9.3% with a range of 6% to 12% ..............        15,485          2,193              0         17,678
                                                                                -------       --------       --------       --------
      Long-term debt ....................................................        15,485          2,893        356,418        374,796
Subordinated  money  market  certificates  - due 10/00 to 10/14, interest at a weighted average rate of 8.0% with a range of
   4.5% - 9.5% ..........................................................             0        437,383              0        437,383
Subordinated debentures - due 3/01 to 7/03, interest at a
   weighted average rate of 8.0% with a range of 6.0%
   to 8.5% ..............................................................             0          7,294         44,529         51,823
                                                                                -------       --------       --------       --------
      Total debt ........................................................       $15,485       $447,570       $400,947       $864,002
                                                                                =======       ========       ========       ========

For a further description of the Company's credit facilities available at March 31, 2000, see Note 3 to the Condensed Consolidated Financial Statements.

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

The Company reports it had no material issues relating to the millennium date change on January 1, 2000, the leap year on February 29, 2000, the month-end processing, and the quarter-end processing. Based on this experience and the amount of work and testing we have previously performed, we believe the likelihood of a year 2000 issue that would have a material effect on the results of operations, liquidity, or financial condition continues to be remote as we run year-end programs.

The Company's cost estimates relating to year 2000 efforts reflect the fact that no issues have arisen to date. The conversion and testing of existing systems and the replacement of systems are estimated to cost the Company approximately $15,900, of which 85% has been capitalized. Additionally, the cost to have remediated all other areas of the Company was approximately $2,500.

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

FUTURE ACCOUNTING REQUIREMENTS
------------------------------
See Note 1 to the Condensed Consolidated Financial Statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                   (Unaudited)
                             (Thousands of Dollars)


COMMODITY PRICE EXPOSURE
------------------------
In its normal course of operations, Agway has exposure to market risk from price fluctuations associated with commodity inventories, product gross margins, and anticipated transactions in its Agriculture and Energy businesses. To manage the risk of market price fluctuations, Agway uses commodity derivative instruments, including commodity instruments available through a regulated exchange, option contracts and, in limited circumstances, over-the-counter contracts with third parties (commodity instruments). Agway has policies with respect to the use of these commodity instruments that specify what they are to be used for and set limits on the maturity of contracts entered into and the level of exposure to be hedged.

In the Energy segment, commodity instruments available through a regulated exchange and, in certain circumstances, over-the-counter contracts with third parties are used principally for gasoline, distillate, and propane. They are entered into as a hedge against the price risk associated with Energy's inventories or future purchases and sales of the commodities used in its operations. Generally, the price risk extends for a period of one year or less. A sensitivity analysis has been prepared to estimate Energy's exposure to market risk of its commodity instruments position as of March 31, 2000 and June 30, 1999. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities that the commodity instruments are hedging. As of March 31, 2000 and June 30, 1999, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of Energy's commodity instruments was $300 and $1,100, respectively.

In the Agriculture segment's feed business, commodity instruments available through a regulated exchange are used principally to hedge corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products. All transactions involving derivative financial instruments in the feed business are required to have a direct relationship to the price risk associated with existing inventories or future purchase or sale of its products. A sensitivity analysis has been prepared to estimate Agriculture's feed business exposure to market risk of its instruments position as of March 31, 2000 and June 30, 1999. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities that the commodity instruments are hedging. As of March 31, 2000 and June 30, 1999, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of Agriculture's feed business commodity instruments was not material.

In the Agriculture segment's grain marketing business, commodity instruments available through a regulated exchange are used to hedge inventory and forward purchase and sales contracts for grains, principally corn, soy complex, oats, and wheat, which are purchased and sold by the grain marketing department (the department). The department historically entered into both forward purchase contracts and forward sales contracts (forward contracts) with farmers and others on a variety of grain products. Agway's policy requires that the department enter into generally matched transactions (in both maturity and amount) using offsetting forward contracts or commodity instruments to hedge against price fluctuations in the market price of grains. Agway records the grain marketing program on a mark-to-market basis by adjusting all outstanding forward contracts, commodity instruments, and inventory values to market value.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       -------------------------------------------------------------------
                                   (Unaudited)
                             (Thousands of Dollars)


COMMODITY PRICE EXPOSURE (continued)
------------------------------------
A sensitivity analysis has been prepared to estimate the department's exposure to market risk of its commodity instruments position as of March 31, 2000 and June 30, 1999. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% change in market prices of the underlying commodities. As noted above, grain marketing historically enters into generally matched transactions to hedge against price fluctuations. However, as discussed in prior filings and above in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as of June 30, 1999,
unauthorized speculative positions had been taken so that the commodity instrument activity of the department at that date was not effectively hedging the underlying commodities and forward contracts. As of March 31, 2000 and June 30, 1999, assuming a 10% hypothetical change in the underlying commodity price, the potential change in fair value of the department's commodity instruments was $100 and $2,900, respectively.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 1.  Legal Proceedings
--------------------------
In August 1995, the EPA notified Agway that the EPA has reason to believe that Agway is a PRP under CERCLA at the Tri-Cities Barrel site, Port Crane, New York. In April 1999, the EPA issued the Record of Decision (ROD) for the Remedial Design/Remedial Action (RD/RA) for the site. Agway anticipates that the EPA will request that Agway and the other PRPs participate in the RD/RA. In June 1997, the cooperating PRPs agreed upon an allocation of responsibility for past and future investigation and remediation costs. Based on this allocation and the cost estimates for the site, Agway has accrued its best estimate for any additional costs at the site.

While Agway is not depending on contributions from insurance or third parties in determining its reserves for environmental clean-up liability, we will determine on a site-by-site basis whether such a contribution claim is warranted.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
There were no reports on Form 8-K required to be filed during the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                               AGWAY INC.
                                                       -------------------------
                                                             (Registrant)





Date            May 5, 2000                         /s/ PETER J. O'NEILL
      -------------------------------       ------------------------------------
                                                       Peter J. O'Neill
                                                    Senior Vice President,
                                                      Finance & Control,
                                               (Principal Financial Officer and
                                                    Chief Accounting Officer)