Form 10-K405
period 2000-06-30
AGWAY INC
filed 2000-09-21
CIK 2852

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
  ---
       ACT OF 1934
       For the fiscal year ended June 24, 2000
                                       OR
       TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
  ---
       EXCHANGE ACT OF 1934
       For the transition period from          to
       Commission file number 2-22791
                                   AGWAY INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                                15-0277720
(STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

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
                                   Yes   No
       INDICATE BY CHECK MARK IF  DISCLOSURE OF  DELINQUENT  FILERS  PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
                            ---
       STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF SEPTEMBER 15, 2000.

               Membership Common Stock, $25 Par Value - $2,462,500

       INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS                         OUTSTANDING AT SEPTEMBER 15, 2000
           -----                         ---------------------------------
  Membership Common Stock,                         98,500 Shares
      $25 Par Value
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FORM 10-K ANNUAL REPORT - 2000
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                              CROSS REFERENCE SHEET

                                                                                                              Page

                                                                PART I

Items 1 & 2.        Business and Properties
                         General.............................................................................    3
                         Agriculture.........................................................................    4
                         Country Products Group..............................................................    5
                         Energy..............................................................................    7
                         Leasing.............................................................................    7
                         Insurance...........................................................................    8
                         Discontinued Operations.............................................................    8
                         Human Resources.....................................................................    9
                         Administrative......................................................................    9
                         Regulation..........................................................................    9
                         Stockholder Membership and Control of Agway.........................................    9
                         Retained Earnings...................................................................   10
                         Patronage Refunds...................................................................   10
Item 3.             Legal Proceedings........................................................................   12
Item 4.             Submission of Matters to a Vote of Security Holders......................................   13

                                                                PART II

Item 5.             Market for the Registrant's Common Equity and Related Stockholder Matters................   13
Item 6.             Selected Financial Data..................................................................   13
Item 7.             Management's Discussion and Analysis of Financial Condition and Results of Operations....   14
Item 7a.            Quantitative and Qualitative Disclosures about Market Risk...............................   29
Item 8.             Financial Statements and Supplementary Data..............................................   32
Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....   32

                                                               PART III

Item 10.            Directors and Executive Officers of the Registrant.......................................   68
Item 11.            Executive Compensation...................................................................   71
Item 12.            Security Ownership of Certain Beneficial Owners and Management...........................   74
Item 13.            Certain Relationships and Related Transactions...........................................   74

                                                                PART IV

Item 14.            Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................   75

                    Signatures...............................................................................   84


                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


GENERAL

Agway Inc. was incorporated under the Delaware General Corporation Law in 1964 and is headquartered in DeWitt, New York. Agway is an agricultural cooperative directly engaged in manufacturing, processing, distribution and marketing of agricultural feed and agronomic products (seed and fertilizers) and services for its farmer-members and other customers, primarily in the northeastern United States and Ohio. In addition, Agway is involved in repackaging and marketing produce and processing and marketing sunflower seeds. Agway, through certain of its subsidiaries, is involved in the distribution of petroleum products; the installation and servicing of heating, ventilation, and air-conditioning equipment; lease financing; the underwriting and sale of certain types of property and casualty insurance; and the sale of health insurance. In this Form 10-K, unless otherwise indicated, the "Company," "Agway," "we," or "our" refer to Agway Inc. and its subsidiaries.

Operating as a cooperative, Agway is eligible to pay patronage refunds to its members and "contract patrons" from earnings on sales of patronage eligible products and services. For income tax purposes, Agway is subject to corporate income tax at applicable tax rates on all taxable income remaining after deductions for patronage refunds, if paid.

Agway reports its operations principally in five business segments: Agriculture, Country Products Group, Energy, Leasing, and Insurance. As one of the largest agricultural cooperatives in the United States, Agway deals in a wide variety of product lines and market segments. Many of its high-volume products are sold in highly competitive markets where product differentiation is difficult to achieve. Agway strives to distinguish itself through superior customer service, product selection, and product knowledge.

In October 1999, Agway announced that it was converting its owned retail stores into dealer-owned and operated stores. In June 2000, the Company signed an agreement for the sale of its consumer wholesale dealer distribution business to Southern States Cooperative, Inc. (Southern States). The consumer wholesale dealer distribution business is the wholesale procurement and supply system that supports the Agway-owned retail stores and Agway dealer-owned retail network. Together these business activities comprise the business historically referred to as the Agway retail services business. As indicated by these above announced activities, Agway is discontinuing its retail services business. These operations are therefore reflected separately as discontinued operations in this Form 10-K. See the Discontinued Operations section of Business and Properties and Note 18 to the financial statements for details.

Agway Financial Corporation (AFC), a wholly owned subsidiary of Agway, is a Delaware corporation incorporated in 1986 with principal executive offices located in Wilmington, Delaware. AFC's principal business activities consist of securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for general corporate purposes to Agway and AFC's wholly owned subsidiary, Agway Holdings Inc. (AHI), and AHI's subsidiaries. Major holdings of AHI include Agway Energy Products LLC and Agway Energy
Services Inc. (Energy), Telmark LLC and its subsidiaries (Leasing), and Agway Insurance Company and Agway General Agency Inc. (Insurance). The payment of principal and interest on this AFC debt is guaranteed by Agway. This guarantee is full and unconditional, and joint and several. Leasing and Insurance finance their activities through operations or with a combination of short- and long-term credit facilities. Telmark's debt is not guaranteed by Agway.

In exemptive relief granted pursuant to a "no action letter" issued by the staff of the SEC, AFC is not required to file periodic reports with the SEC for itself but does report summarized financial information in Agway's financial statement footnotes.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


AGRICULTURE

Agriculture is comprised principally of five geographically-based enterprise units. Each unit is responsible for management, operations, sales, billing, and customer service within its geographic territory. The agricultural business is focused on animal feed, agronomy, and farm services to farmers in their specific geographic markets.

ANIMAL FEEDS: Agriculture operates 17 feed mills and 10 grind and mix facilities, principally in New York, Pennsylvania, and Vermont. These operations manufacture livestock and poultry feeds under Agway formula. Products are sold primarily through an Agway sales force, which actively calls on farmer-customers and responds to customer inquiries. We expect that production capacity of animal feeds will be sufficient to meet market needs of the enterprise units. In 1999, Agriculture completed construction of a farm in Elba, New York, which, on a contract basis for farmers, custom raises heifers in an environment that is designed to result in those heifers testing free of specific pathogens, with the ultimate goal of increasing the productivity and productive lives of such heifers. Additional "tested specific pathogen free" (TSPF(TM)) facilities have been built or are under construction in Easton, New York, Hopkinton, New York and Newburg, Pennsylvania. In July 1999, management of the daily operations of 11 grain elevators was decentralized and reassigned to the enterprise units in the elevators' respective geographic areas. These elevators are now used principally for storage of grain for use in our feed mills.

AGRONOMY: Agriculture operates 121 agronomic blending plants and storage facilities. These operations manufacture, process, and procure crop-related products to be sold as direct shipments to farmer-customers, farmer-dealers, non- farmer customers, and wholesale accounts. The fertilizer operations in York and East Berlin, Pennsylvania, manufacture yard and garden fertilizers sold to dealers and distributors on the East Coast. At East Liverpool, Ohio, we have fertilizer grading equipment through which we sell fertilizer to other commercial customers. Agriculture sources the majority of its fertilizer through CF Industries, Inc., an agricultural cooperative of which Agway is a member eligible for patronage refunds. Agriculture has a significant investment in CF Industries.

Crop-related products sold primarily for farm use include plant nutrients, lime, crop protectants, and various seed products. The agronomic operations are seasonal in nature, with the majority of sales and demand on working capital generated at the beginning of a growing season, which in the Northeast is late winter and spring. Agriculture's seed operations produce, import, and market, primarily for commercial use, agricultural, vegetable, and turf seeds through facilities located in Hall, New York, and Elizabethtown, Emmanus, Mifflinburg, and York, Pennsylvania. Agway believes that production capacity is currently sufficient to meet the agronomic needs of Agway's market.

OTHER ACTIVITIES: In addition to the enterprise-managed business activities, Agriculture has direct marketing operations involved in the processing, bulk storage, and retail and wholesale sales of seeds and bulk storage and wholesale sales of fertilizer products. Agriculture additionally generates sales of animal health products directly to farmers through a mail-order catalog service. In September 1999, Agway acquired Brubaker Agronomic Consulting Services, Inc., an agricultural consulting firm specializing in crop, turf, natural resources, engineering and nutrient management plans.

Until July 1999, the grain marketing business consisted of a central grain marketing department (the department) and 11 elevators in New York, Pennsylvania, and New Jersey. Historically, the department, on behalf of farmers and others, bought and sold grains, principally corn, soy complex, oats, wheat, barley, and canola. Commencing in July 1999, management of the daily operations of the elevators was decentralized and reassigned to the enterprise units in the elevators' respective geographic areas. The duties of the department were narrowed, reorganized, and assigned to new management; and the business activity curtailed from an active solicitation of business, to meeting the grain marketing needs of local farmers and meeting the need for local grain by our own feed mills. In May 2000, Agway announced a grain merchandising agreement with R.
F. Cunningham Co. Inc., a professional grain merchant company, pursuant to which Agway continues to purchase grain for use in its feed mills, and R. F. Cunningham assumed all other on-farm grain procurement activities and relationships.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


AGRICULTURE (CONTINUED)

RESEARCH AND APPLIED TECHNOLOGY: The five enterprise units each conduct research pertinent to their market. In 2000, the enterprise units assumed responsibility for the activities of the Agway Coordinated Dairy System, which activities include management of the TSPF(TM) heifer farms and collaboration with the Country Products Group in development and distribution of new animal feed products.

During the years ended June 2000, 1999 and 1998, net expenditures of $2,400, $1,300 and $400, respectively, were incurred by Agriculture on agricultural research activities.

COMPETITION: In the animal feed business, we are one of the largest suppliers based on sales volume in the northeastern United States (Feed Management). Competition exists with large national and regional feed manufacturers as well as with local independent mills. The market position held by Agway in the feed business is significant, resulting from performance, quality of its products, research, an established manufacturing and distribution system, and a knowledgeable work force.

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

COUNTRY PRODUCTS GROUP

Agway's Country Products Group (CPG) is organized into three divisions: The Produce Group, The Business Group, and The Investment Group. Agway believes that all operations of CPG have sufficient capacity to meet their operating requirements.

THE PRODUCE GROUP: The Produce Group (generally  marketed under the name Country
Best) operates a network of seventeen offices/facilities. Facilities in DeWitt, Elba, Sterling and Chittenango, NY; Winder, Georgia; and Plant City, Florida specialize in sizing and packing potatoes, onions and corn into consumer packages for sale to grocery store and food service outlets. A second facility in Plant City, Florida specializes in handling and selling fresh strawberries and other vegetables primarily from Florida. There are three farmers' market locations (Forest Park, Georgia; and Tampa and Plant City, Florida) which sell a wide variety of produce to food service distributors and grocery store outlets. Produce brokerage locations operate out of Calverton, New York; Pompano, Florida; and Idaho Falls, Idaho; and market a wide variety of produce across the United States. Truck brokerage offices are located in Forest Park, Georgia and Presque Isle, Maine; and a seed and tablestock potato marketing office is also located in Presque Isle, Maine. During 2000, CPG purchased the majority ownership of a full-line produce operation in Donna, Texas.

THE BUSINESS GROUP: The Business Group consists of operations involved in commodity processing and repack operations, manufacturing of bags, an investment in a pet food manufacturer, ProPet, LLC (ProPet), and an indirect investment in an animal feed company, Buckeye Feed Mills, Inc. (Buckeye Feeds). The commodity processing and repack operations purchase certain commodities produced by Agway farmer-members and other farmers and conduct processing and repacking operations as well as marketing, sales, and distribution of the end products. Principal commodities processed, sold, and distributed include human edible sunflower seed, bird food, soybeans, and edible dry beans. Sunflower processing and storage facilities, located at Grandin, North Dakota, produce and market human edible sunflower seed, hulled millet, wild bird food, and related products. Soybean and edible dry bean processing plants are located at Caledonia and Geneva, New York. The multi-walled bag printing and manufacturing plant, located in Wapakoneta, Ohio, supplies bags used by internal Agway operations and external customers, including Pro- Pet and Buckeye Feeds. CPG divested of its pastry flour mill located in Churchville, New York, in May 2000 as a strategic response to industry consolidation.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


COUNTRY PRODUCTS GROUP (CONTINUED)

THE INVESTMENT GROUP: The Investment Group consists of several businesses involved in new technologies to benefit agricultural and food businesses.

CPG Nutrients, a division of CPG, headquartered in DeWitt, New York, is exploring opportunities to apply new technologies within the agricultural industry and, where feasible and practical, to introduce those products and market them to national and international agricultural customers. A facility in Kittanning, Pennsylvania, is providing daily production of an animal feed product, OptigenTM 1200, a new controlled release nitrogen source.

Agway CPG Technologies International, headquartered in DeWitt, New York, invests in post-harvest technologies such as the preservation of fruits and vegetables.

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

CPG worked with Cornell University and New York State Electric & Gas Corporation to invest in a new hydroponics greenhouse in Ithaca, New York, where testing continues on controlled environment agriculture.

CPG, through AHI, currently owns approximately 26% (2,000,000 shares) of the outstanding common stock of Planet Polymer Technologies Inc. (Planet). Planet is publicly traded on the NASDAQ small cap market under the trading symbol "Poly" and is located in San Diego, California. CPG could own a total of 35% of Planet's outstanding common stock if existing warrants are fully exercised. In November 1998, Planet granted Agway an exclusive worldwide license to all current and future products that utilize Planet's polymer coating technology for agricultural and food-related purposes (other than products already covered by existing agreements). In March 2000, Agway and Planet entered into sub-license agreements defining sales royalties due Planet with respect to Planet's patented/patent pending coatings and/or polymer systems sold for use in animal feed products and on fruits, vegetables, floral and nursery items.

During the years ended June 2000, 1999 and 1998, expenditures of $500, $500 and $0, respectively, were incurred by The Investment Group on research and development activities.

COMPETITION: CPG competes with a large number of firms of all sizes and types in most of its product categories. The principal factors of competition in these operations are product quality, efficiencies in product distribution, concentration in selected markets, technology and current market pricing. In the Produce Group and in the dry beans and bag printing and manufacturing product lines of the Business Group, CPG does not occupy a major position in national markets. The bird food products are primarily marketed to the dealer system and other cooperatives, and compete based on product quality. The human edible sunflower seed and hulled millet are marketed internationally and compete on the basis of product variety and quality.

CPG Nutrients has no direct competitors in the market for controlled-release nitrogen products in the animal feed area, so competition will come from indirect sources. As new products are developed, competitive factors may change. CPG Technologies International competition comes from several types of coating companies and producers of similar products, some of which are much larger than Technologies and have had a long history in the industry. Coatings of waxes, shellacs, anti-oxidants, modified atmosphere films, and new coating developments, as well as products such as controlled atmosphere containers, film liners, and wax boxes, all compete in the market for specialized coatings and films. We compete on the basis of a new technology bringing improved product quality and performance over existing technologies.

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

During 2000, AEP owned and operated, within its geographic territory, 95 distribution and sales centers and 7 terminals with storage capacity of approximately 2.3 million barrels of product. As of June 2000, AEP sold 6 of its 7 terminals to Buckeye Partners, L.P. (Buckeye). This sale is part of Energy's strategy to focus on growing its retail energy marketing business, and the sale is expected to have no negative impact on Energy's customers or its operations. The agreement with Buckeye allows Energy to utilize these terminal facilities for storage as part of its distribution network. AEP also distributes products through approximately 80 distributors and resellers. Agway believes that these facilities are sufficient to meet the current operating requirements of the business.

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

LEASING

Telmark LLC (Telmark), a Delaware limited liability company wholly owned by AHI, and Telmark's consolidated subsidiaries finance equipment, buildings, and vehicles to farmers and other customers in rural communities. Telmark employs a captive sales force as its primary distribution system in most of the continental United States. Telmark offers financing in the continental United States through its Telmark Express program. Telmark also transacts business in Canada through a separate subsidiary, Telease Financial Services, Ltd. (TFS). TFS is a Canadian corporation which enters into certain lease transactions with Canadian customers. Telmark Lease Funding I, II, and III, Delaware limited liability companies, were established solely to enable lease securitization financings entered into during 1997, 1999, and 2000, respectively.

As of June 2000, Telmark had approximately $641,800 of leases outstanding with persons other than Agway and its subsidiaries, net of unearned interest and finance charges of approximately $239,400. Telmark finances its operations and lease portfolio growth through borrowings under its lines of credit, private placements of debt with institutional investors, lease securitizations, or sales of debentures to the public. As a result of Telmark issuing subordinated debentures to the public, it files its own periodic reports with the SEC pursuant to the Securities Exchange Act of 1934.

COMPETITION: Telmark competes with finance affiliates of equipment manufacturers, agricultural financial institutions, other independent finance and leasing companies, and commercial banks. Many of these organizations have substantial financial and other resources and, as a consequence, are able to compete on a long-term basis within the market segment which Telmark serves.

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

DISCONTINUED OPERATIONS

In April 1999, the former Agway retail services business segment was consolidated into Agriculture, where the Agriculture geographic enterprise units assumed responsibility for managing the retail operations, including the wholesale dealer relationships and the wholesale distribution channel. At June 1999, the Agway retail services business consisted of two major components, a retail store distribution system and a wholesale procurement and supply system. The retail store distribution system was comprised of 157 Agway-operated stores and 306 franchise representative (dealer) stores, of which 27 were owned by Agway and leased to dealers. In addition, Agway's retail services business owned 43 surplus properties. In total, Agway's retail store distribution system had an interest in 227 properties. The wholesale procurement and supply system consisted of a long-term contract for inventory storage and distribution with a third party, as well as home office sales and administrative functions. The home office activity included signing up and maintaining the dealer franchise agreements, sales of merchandise to dealers and the procurement thereof, as well as the performance of certain administrative functions.

In October 1999, the Agway Board of Directors approved a plan to restructure the retail store distribution system. This plan called for the sale or closure of the 227 Agway retail properties over the next 1 1/2 years. For financial reporting purposes, this action was considered a business restructuring within the retail business of the Agriculture segment because Agway, at that time, was still committed to serving this retail franchise dealer business. As of June 2000, there remained 34 operating stores to be converted to dealers or otherwise disposed of, 46 properties for disposition which are currently leased to dealers, and 69 closed properties for sale. In the spring of 2000, the Agway Board of Directors authorized the sale of the wholesale procurement and supply system to Southern States Cooperative, Inc. An agreement was executed on June 20, 2000 and closed on July 31, 2000.

The sale of the wholesale procurement and supply system, when combined with the sale and closure of the Agway-owned or operated retail stores, constitutes a plan to discontinue operations of the retail services business. For financial reporting purposes, the measurement date upon which this discontinued operation plan became effective was June 20, 2000. Operating results of the retail services business, including restructuring activity which took place through that date, are included in the operating loss from discontinued operations in the financial statements for the year ended June 2000. The anticipated gains and losses after June 20, 2000 from the future anticipated sale of the wholesale procurement and supply system, which was consummated on July 31, 2000, and the sale or closure of the remaining Agway-owned or operated retail store properties, as well as the results of their future operations through the anticipated dates of sale, are included in the loss on disposal of the retail services business in the June 2000 statement of operations. Prior year financial results have been reclassified to reflect the retail services business as a discontinued operation.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


HUMAN RESOURCES

As of June 2000, Agway and its subsidiaries employed approximately 5,600 people, 1,300 of whom were part-time. This represents a decrease of 1,600 people from June 1999, of whom 1,400 were part-time. This decrease is substantially due to the conversion of the retail store distribution system of Agway's operated retail stores into dealer owned and operated stores, which began in October 1999. There are approximately 140 employees represented by two different unions with seven existing union contracts. We enjoy satisfactory relations with both our union and nonunion employees as a result of competitive wage and benefit programs.

ADMINISTRATIVE

Our principal administrative office is located at 333 Butternut Drive in DeWitt, New York. It occupies approximately 180,000 square feet under terms of a lease with 7 remaining years with two 10-year renewal options. Agway believes that the combination of its principal administrative office and other satellite business unit locations are sufficient for its operations.

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

Agway believes its business, as currently conducted, is not adversely affected by any of these laws and regulations. However, these laws and regulations are constantly changing and may impose greater requirements and expense on Agway and its subsidiaries in the future. Currently, Agway is negotiating with various government agencies concerning the clean up of hazardous waste sites. These sites are commonly known as Superfund sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA). See Legal Proceedings (Item 3).

STOCKHOLDER MEMBERSHIP AND CONTROL OF AGWAY

Agway members are farmers or cooperative organizations of farmers who hold one share of Agway's Membership Common Stock and who purchase farm supplies or farm services or market farm products through Agway or authorized dealers. Currently, there are approximately 70,000 members. Each share of Membership Common Stock is entitled to one vote for the election of directors and for other corporate actions.

The Membership Common Stock, $25 par value, is held only by active Agway members. Agway also has preferred stock. Four different series of Cumulative Preferred Stock (Series A, Series B, Series B-1 and Series C), $100 par value, are held by Agway members, the Agway, Inc. Employees' 40l(k) Thrift Investment Plan and the general public. Honorary Member Preferred Stock (Series HM), $25 par value, is held only by former Agway members (see Note 12 of the financial statements for further details of preferred stock).

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


STOCKHOLDER MEMBERSHIP AND CONTROL OF AGWAY (CONTINUED)

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

The Board of Directors controls the affairs and business of Agway. All stockholder actions, except as otherwise provided by law, including the election of directors, are determined by the vote of Agway members present by proxy (another person authorized by the member to vote) or in person at the annual meeting (or special meetings) of members. There are 15 directors on the Board of Directors. Once elected, a director holds office for a term of 3 years. Members elect 5 directors each year at the annual meeting to fill vacancies resulting from the expiration of the terms of certain directors.

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

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


PATRONAGE REFUNDS (CONTINUED)

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

In December 1985, it was asserted by the Massachusetts Department of Environmental Protection (MDEP) that certain real property located in Acton, Massachusetts, previously owned by Agway is contaminated and that Agway and the subsequent owner of the property are responsible for the cost of investigating and cleaning up environmental contamination at the property. In September 1993, Agway entered into an Administrative Consent Order with the MDEP pursuant to which Agway performed a phase II comprehensive site assessment. In March 1995, Agway and the subsequent owner entered into a settlement agreement whereby Agway agreed, at Agway's expense, to complete any additional assessment, containment, removal or remediation actions at the property. The subsequent owner agreed to cooperate with Agway in achieving a permanent solution satisfactory to the MDEP and in compliance with the MDEP's requirements. Agway prepared a risk assessment scope of work that was approved by the MDEP, and the MDEP also approved reclassification of the site. Agway finalized, in April 1998, its risk characterization and remedial action plan reports and, in July 1998, its remedy implementation plan report. Pursuant to the remedy implementation plan, Agway completed activities associated with the installation of an impermeable vegetated surface cover system in October 1998, will continue a ground water monitoring program and has implemented an activity and use limitation. In June 2000, the subsequent owner of the property transferred it to a new owner. The new owner has agreed to cooperate with Agway in complying with the MDEP's requirements. In addition, Agway has negotiated a resolution of MDEP's claim for past response/oversight costs and interest related to the site. Agway currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

In August 1995, the EPA notified Agway that the EPA has reason to believe that Agway is a PRP under CERCLA at the Tri-Cities Barrel site, Port Crane, New York. In March 2000, the EPA issued the Record of Decision (ROD) for the Remedial Design/Remedial Action (RD/RA) for the site. The EPA has requested that Agway and the other PRPs participate in the RD/RA. A group of cooperating PRPs, including Agway, have notified EPA of their intention to enter into negotiations for a consent decree to perform the RD/RA. In June 1997, the cooperating PRPs agreed upon an allocation of responsibility for past and future investigation and remediation costs. Based on this allocation and the cost estimates for the site, Agway has accrued its best estimate for any additional costs at the site.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders for the three months ended June 2000.

                                     PART II

ITEM 5.  MARKET FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
         MATTERS

(a)    Principal Market:
       There is no market for the equity securities of Agway other than through its current practice of repurchasing outstanding securities at par ($25) whenever registered holders thereof elect to tender them for redemption.
(b)    Approximate Numbers of Holders of Common Stock:
       The number of holders of record of Agway's Common Stock, as of September 15, 2000, is 98,500, of which 28,809 shares have been called for those holders no longer meeting the membership eligibility requirements as identified in Section 2.1(a) in the By-Laws of Agway Inc.
(c)    Dividends Paid:
       An annual 6% dividend, or $1.50 per share, was paid on Agway's Common Stock in 2000 and 1999.
(d) Limitations on Ownership and Availability of Net Earnings to Membership Common Stockholders:
       Refer to Stockholder Membership and Control of Agway and Patronage Refunds under Business and Properties (Items 1 and 2).

ITEM 6.  SELECTED FINANCIAL DATA

The following Selected Financial Data of Agway and Consolidated Subsidiaries has been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, whose report for the three years ended June 2000 is included elsewhere in the Form 10-K, and should be read in conjunction with the full consolidated financial statements of Agway and notes thereto. The Selected Financial Data for years prior to June 2000 has been reclassified to reflect the Agway retail services business as a discontinued operation. See Note 18 to the financial statements.

                                             (In Thousands of Dollars Except Per Share Amounts)
                                ------------------------------------------------------------------------
                                                               Years Ended
                                ------------------------------------------------------------------------
                                 June 2000       June 1999      June 1998      June 1997      June 1996
                                -----------     -----------    -----------    -----------    -----------
Net sales and revenues .....    $ 1,426,886     $ 1,221,466    $ 1,299,797    $ 1,391,986    $ 1,371,525
Earnings from continuing
    operations (1) .........    $     6,152     $    12,941    $    16,016    $     8,499    $     8,858
Net earnings (loss)(1)(2)(3)    $    (9,377)    $     1,795    $    41,145    $    10,670    $    12,662
Total assets ...............    $ 1,572,659     $ 1,437,172    $ 1,380,891    $ 1,261,763    $ 1,216,435
Total long-term debt .......    $   418,549     $   371,972    $   352,188    $   329,969    $   291,528
Total subordinated debt ....    $   474,874     $   486,303    $   462,196    $   438,127    $   414,927
Cash dividends per share
    of common stock ........    $      1.50     $      1.50    $      1.50    $      1.50    $      1.50

(1) The data reflects a credit before taxes from business restructuring of $1,943 in 1996.

(2) Effective July 1, 1997, Agway changed its method of determining the market-related value of its plan assets under Statement of Financial Accounting Standards (SFAS) No. 87, "Accounting for Pensions." A cumulative effect adjustment, net of tax, of $28,956 increased net earnings in 1998.

(3) The data reflects after-tax loss on disposal and loss from discontinued retail operations of $15,529, $11,146 and $3,827 for 2000, 1999 and 1998,
     respectively. The 1997 and 1996 data reflects after-tax earnings of $2,172 and $2,289, respectively, from discontinued retail operations. The 1996 data reflects an after-tax gain on sale of Hood of $1,515, net of operating losses until the time of sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

The following discussion refers to Agway Inc. and Consolidated Subsidiaries and should be read in conjunction with Selected Financial Data (Item 6) and the Consolidated Financial Statements of Agway and Notes thereto (Item 8), specifically Financial Information Concerning Segment Reporting (Note 14) and Discontinued Operations (Note 18). The purpose of this discussion is to outline the most significant factors having an impact upon the results of operations, the liquidity, and the capital resources of the Company for the three years ended June 2000. Agway reports its operations principally in five business segments: Agriculture, Country Products Group, Energy, Leasing, and Insurance. The consolidated results and the Agriculture business segment for all periods discussed have been reclassified to reflect the Agway Retail Services business as a discontinued operation.

RESULTS OF OPERATIONS

2000 COMPARED WITH 1999

CONSOLIDATED RESULTS
Agway's net loss of $9,400 for 2000 reflects a decrease in earnings of $11,200 from net earnings of $1,800 in 1999. The net earnings from continuing operations of $6,100 in 2000 decreased $6,800 from the $12,900 net earnings in 1999. This $6,800 decrease was made up of a $10,200 decrease in pre-tax earnings offset by a $3,400 decrease in tax expense. The 2000 results have a $15,500 net loss from discontinued operations as compared to $11,100 in 1999. (See Discontinued Operations section below.)

Consolidated net sales and revenues from continuing operations of $1,426,900 increased $205,400 (17%) compared to $1,221,500 in 1999. The increase was substantially the result of increased sales in the Energy and Country Products Group (CPG) segments. The increase in Energy was principally due to increases in the cost of petroleum products over the prior year combined with a slight increase in volume. The increase in Country Products Group sales resulted from new acquisitions in CPG's Produce Group operations. These sales increases in 2000 were further enhanced by increased sales from Energy's heating, ventilation and air-conditioning installation and service sales and growth in electric and gas market sales; an increase in lease revenues at Telmark; and increases in Agriculture's national commercial vegetable seed operations, new livestock nutrition centers and heifer rearing services. These improvements were partially offset by sales declines in Agriculture's feed and agronomy operations which, during 2000, faced continued industry-wide depressed commodity pricing, high spring rainfall in a significant part of its planting territory, and planned operational reductions in its grain marketing operations. An additional decline in sales was experienced in CPG's sunflower operation, the result of a poor sunflower seed crop in the fall of 1999.

Consolidated   operating  expenses  from  continuing  operations  of  $1,409,000 increased $217,900 (18%) compared to $1,191,100 in 1999. The increase in operating expense was substantially due to increased cost of products and plant operations of $202,900 (20%) from the increase in Energy's product costs noted above and increased selling, general and administrative activities of $12,600 (10%), principally in Agriculture and CPG.

Net interest expense from continuing operations increased $4,500 (17%) in 2000 as compared to 1999. Borrowing levels were higher in 2000 as working capital requirements increased $47,400, principally as a result of Energy's high product costs substantially driving up the carrying value of inventory and accounts receivable.

Other net income from continuing operations of $25,700 increased $6,800 (36%) in 2000 as compared to $18,900 in 1999. Other income in 2000 included a $12,900 gain from the sale of six pipeline terminal storage facilities and $5,000 from a negotiated settlement in Agriculture of amounts due the Company on claims from prior years' business activity. The 1999 other net income included a $10,700 net gain on sale of CPG's Allied Seed business.

Income tax expense from continuing operations of $6,900 in 2000 and $10,300 in 1999 results in effective tax rates of 53% and 44%, respectively. State taxes are a significant factor in the effective rate. Agway does not file a consolidated return for state tax purposes and therefore cannot recognize the benefit of operating losses of certain subsidiaries. This fact combined with an increase in non-deductible goodwill relating to certain acquisitions in 2000 increased the effective tax rate for 2000 as compared to the effective rate for 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

AGRICULTURE
Total Agriculture sales and revenues of $508,700 in 2000 decreased by $26,500 (5%) as compared to $535,200 in 1999. Total feed sales, including enterprise and direct marketing sales, decreased $10,100 (4%) despite a 6% increase in feed unit volume in 2000 as compared to 1999. The decline in feed sales in 2000 was substantially the result of a planned reduction in grain marketing sales combined with overall lower commodity market pricing. These declines more than offset sales growth in the new livestock nutrition centers in 2000. Total agronomy sales decreased $14,100 (5%) in 2000 as compared to 1999. The decline in agronomy sales resulted from the continued industry-wide low commodity pricing of nitrogen products. Additionally, high rainfall in the northern portion of Agway's market territory during the spring 2000 planting season delayed plantings and the sale of agronomy products such as fertilizers, pesticides and lime. The agronomy operations experienced sales growth in 2000 in its national commercial vegetable seed and agronomy consulting businesses which partially offset the sales declines noted above. The Agriculture farm store sales decreased $3,800 (15%), a direct result of closing several locations during 2000. Agriculture's new TSPF(TM) (tested specific pathogen free) heifer rearing services had its initial revenues of $1,100 during 2000.

Agriculture loss before income taxes of $13,500 increased $1,100 (9%) from $12,400 in 1999. The feed operations pre-tax earnings increased $2,600 (29%) in 2000. The grain marketing unauthorized speculative positions, as more fully described in the 1999 Management Discussion and Analysis, resulted in $8,600 in pre-tax losses in 1999, and an additional $1,300 of pre-tax losses were incurred in 2000 in closing the unauthorized speculative positions which were outstanding at June 1999. The combined enterprise and direct marketing feed operations had increased costs of $4,400 in 2000 as compared to 1999 as a result of facility improvements, higher production costs from increased unit volume, and costs relating to the discontinuation of the futures trading operations. The agronomy operations pre-tax earnings decreased $3,500 (55%) in 2000 as compared to 1999. The decline was substantially the result of lost margins from the delays in spring 2000 planting noted above and one-time costs associated with the acquisition of an agronomic consulting operation. The new TSPF(TM) operations reduced earnings by $1,600 in 2000 as compared to 1999 as the research and development costs to initiate the operation of several new facilities were greater than the revenues generated. Total administrative expenses more than offset earnings from operations noted above. During 2000, administrative costs increased $4,400 as compared to 1999, principally due to increases to bad debt expense and lower interest revenues. This cost increase was offset by a $5,000 negotiated settlement for amounts due the Company on claims from prior years' business activity. Finally, farm stores pre-tax losses were reduced by $800 due to lower operational expenses.

COUNTRY PRODUCTS GROUP
Country Products Group (CPG) total sales and revenues of $202,000 in 2000 increased $30,300 (18%) compared to $171,700 in 1999. The growth in CPG sales over the prior year was substantially in the Produce Group, where sales increased $35,400 due to the acquisition of new produce businesses in the second half of 1999 and in the first half of 2000. Additionally, CPG's Investment Group began commercial sales of Optigen(TM) 1200, a controlled-release nitrogen feed product, to dairy farmers in the Northeast beginning in October 1999. Sales of this new product totaled $1,700 for 2000. The growth in sales due to these new operations was partially offset by a $6,100 (10%) decline in the Business Group sales and a $700 decrease from the sale in the first quarter of 1999 of Allied Seed. The decline in Business Group sales was substantially the result of a poor sunflower seed crop in the fall of 1999, which was widespread in its territory due to adverse growing conditions.

CPG loss before income taxes of $2,900 in 2000 is a $15,000 (124%) decrease in earnings compared to earnings before income taxes of $12,100 in 1999. Pre-tax earnings declined in 2000 by $9,100 as compared to the prior year, primarily due to the differences in gains resulting from the sale of certain business operations during each of those years. In 1999, CPG recognized a gain of $10,700 on the sale of Allied Seed. In fiscal 2000, CPG recognized a gain of $1,600 on the sale of certain assets and its flour operation. The Business Group pre-tax earnings declined $2,500 (93%) due to the sunflower operations experiencing lower margin from higher product and production costs associated with the poor sunflower seed crop harvested in the fall of 1999. The Produce Group pre-tax earnings declined $2,500 (64%). While increased produce sales provided increased gross margins, these gross margins were at a lower percentage than the prior year and were more than offset by additional costs, principally from the new produce operations. CPG's Investment Group had an increase in pre-tax loss in 2000 of $1,300 (37%) as compared to 1999. The increased loss in 2000 occurred as the Investment Group continues to incur costs related to several of its new product initiatives.
                                       15

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


ENERGY

Energy total sales and revenues of $644,900 in 2000 increased $193,000 (43%) as compared to total sales and revenues of $451,900 in 1999. Overall, sales dollar increases from petroleum product volume increases were $6,200 (1%) in 2000 as compared to 1999. The volume increases were driven by higher wholesale volume of diesel fuel and heating oil and continued volume growth in the retail and wholesale propane business. Throughout fiscal 2000, the petroleum industry experienced significant increases in the pricing of product, particularly in the first and third quarters of the fiscal year, primarily due to pressure on global supply of products. As a result of these market conditions, Energy experienced sales dollar increases due to price increases in its liquid products of $167,500 (38%) for 2000 as compared to 1999. Additionally, continued focus on growth of the heating, ventilation and air-conditioning installation and services sales and in the electric and gas marketing business increased sales in 2000 by $7,200 (15%) and $12,100 (168%), respectively, as compared to 1999.

Earnings before income taxes of $22,000 for 2000 increased $9,000 (69%) from $13,000 in 1999. Overall, gross margin dollars increased $7,200 (4%) in 2000 as compared to 1999 and were substantially driven by the continued growth in heating, ventilation and air-conditioning installation and service sales and an increase in propane product volumes with margins comparable to the prior year. The improved margins, however, were more than offset by increases in total operating expenses of $11,200 (7%) in 2000 as compared to 1999. An increase in payroll costs associated with the increased service sales and unit volume, as well as increased administrative costs, principally information system cost from implementation of a new operating system, and increased automotive fuels costs, increased total operating costs in 2000 as compared to 1999. Finally, other revenue was substantially increased as a result of the June 2000 sale of six pipeline terminal storage facilities to Buckeye Partners, L.P., resulting in a net gain to Energy of $12,900. This sale is part of Energy's strategy to focus on growing its retail energy marketing business, and the sale will have no negative impact on Energy's customers or its operations. The agreement with Buckeye allows Energy to utilize these terminal facilities for storage as part of its distribution network.

LEASING

Leasing total revenues of $76,800 in 2000 increased $6,800 (10%) as compared to $70,000 in 1999. The increase is attributable in part to a $75,500 (14%) increase in net leases and notes during 2000 as compared to 1999. Increases in the lease portfolio from new booked volume of $282,100 in 2000 and $252,100 in 1999 exceeded lease reductions from collection and provision for credit losses of $206,600 and $196,700 in 2000 and 1999, respectively. The increase in new booked volume in excess of leases repaid and bad debt provisions had the effect of increasing total revenues. Total revenues as a percentage of average net leases and notes decreased slightly from 13.1% in 1999 to 12.6% in 2000.

Lease earnings before income taxes of $20,100 in 2000 increased $1,900 (10%) from $18,200 in 1999. The 2000 increase in total revenues noted above was partially offset by increases in interest expense and selling, general and administrative (SG&A) costs incurred to generate these revenues in 2000 as compared to 1999. While the weighted average interest rate paid on debt remains constant in 2000 as compared to 1999 at 6.9%, the total interest costs of $31,500 increased $3,900 (14%) in 2000 as compared to 1999 due to increased borrowings required to finance the growth of the lease portfolio noted above. The SG&A expenses of $17,300 in 2000 increased $1,100 (7%) from 1999, primarily the result of additional personnel and incentive costs relating to additional new leases booked. The provision for credit losses of $7,900 in 2000 decreased $100 (1%) as compared to 1999 based on Telmark's analysis of reserves required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. At June 2000, the allowance for credit losses was $32,500 compared to $30,000 at June 1999. During 2000 and 1999, the general economy remained strong and the total value of non-earning accounts increased from $4,900 in 1999 to $6,000 in 2000 and as a percentage of lease portfolio remained at 0.9% in both years. Reserves are established at a level management believes is sufficient to cover estimated losses in the portfolio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


INSURANCE

Insurance Group total net revenues of $27,200 in 2000 decreased $800 (3%) compared to $28,000 in 1999. The decline was experienced in net earned premiums of Agway Insurance Company. Reinsurance premiums, which reduce earned revenues, were higher in 2000 as compared to 1999. The 1999 reinsurance premiums were lower due to favorable claims development during 1999 in the 1995 experienced-rated reinsurance contract. In the Agency, 2000 revenues of $800 were at the same levels as in 1999.

Earnings before income taxes of the Agway Insurance Company of $600 in 2000 decreased $400 (40%) from $1,000 in 1999. The decline in net earned premiums, combined with higher costs from new system implementation, was partially offset by improved claims experience in 2000 as compared to 1999. The Agency experienced a pre-tax loss of $600 in 2000, an increased loss of $100 as compared to 1999. Higher salary and marketing expenses cause the increased loss in 2000.

DISCONTINUED OPERATIONS

As disclosed in Business and Properties (Items 1 and 2), the sale of the wholesale procurement and supply system, when combined with the sale and closure of the Agway-owned or operated retail stores, constitutes a plan to discontinue operations of the retail services business of Agway. For financial reporting purposes, the measurement date upon which this discontinued operation plan became effective was June 20, 2000. Operating results of the retail services business, including restructuring activity which took place through that date, are included in the operating loss from discontinued operations in the financial statements for the year ended June 2000. The anticipated gains and losses after June 20, 2000, from the future anticipated sale of the wholesale procurement and supply system, which was consummated on July 31, 2000, and the sale or closure of the remaining Agway-owned or operated retail store properties, as well as the results of their future operations through the anticipated dates of sale, are included in the loss on disposal of retail in the June 2000 statement of operations. Prior year financial results have been reclassified to reflect the retail services business as a discontinued operation. The financial disclosure impact of this decision is detailed in Note 18 to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

1999 COMPARED WITH 1998

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

Agway's net earnings of $1,800 for 1999 decreased by $39,300 (96%) from net earnings of $41,100 in 1998. The 1998 net earnings included $29,000 net of tax income from the cumulative effect of a pension accounting change, $16,000 after-tax earnings from 1998 business activity, and a $3,800 net loss from discontinued operations. (See the 2000 Management Discussion and Analysis for more discussion of the discontinued operations.) The $3,100 reduction in 1999 earnings from business activity includes a $7,000 reduction in pre-tax earnings from continuing operations offset by a $3,900 decrease in taxes in 1999 compared to 1998. The decrease in pre-tax earnings from continuing operations is principally a result of increased losses of $7,500 in Agriculture's grain marketing department and $10,500 in decreased pension income. These decreases are partially offset by a $9,600 net increase in income principally from the sale of Country Products Group's Allied seed business in 1999 as compared to earnings from Allied's operation in 1998 as well as improved earnings in most of Agway's other business activities, as discussed below. The decrease in pre-tax earnings and the effects of legal entity restructuring caused the reduction to tax expense in continuing operations for 1999. An additional $7,300 decrease in earnings from 1998 to 1999 resulted from deteriorating operating results from the discontinued retail operations.

On July 8, 1999, Agway announced that it had become aware of accounting irregularities in its grain marketing department (the department) and that Agway had initiated an investigation. It was determined at that time that unauthorized speculative positions in commodity instruments were taken within the department in violation of express policies, which resulted in losses to Agway, as more fully described in the Agriculture segment discussion below.

Consolidated net sales and revenues from continuing operations of $1,221,500 decreased $78,300 (6%) in 1999 compared to $1,299,800 in 1998. The decrease was substantially the result of a $93,600 decrease in the sales of agricultural feed and energy products used in Agway's business, as a result of a decrease in world market prices for those products. Additionally, sales declined in 1999 by $21,900 due to the sale of CPG's Allied seed business in the first quarter of 1999 and by $6,500 in the Agriculture direct marketing operations. These declines, among others, were partially offset by sales increases of $24,700 due to volume improvements in the agricultural feed and energy businesses; increased sales of $7,500 in CPG, principally in the sunflower and produce operations; increased revenue of $6,900 from Energy's HVAC installation and service sales and growth in electric and gas marketing sales; and a $4,500 increase in lease revenues at Telmark.

Consolidated operating expenses from continuing operations of $1,191,000 decreased $65,800 (5%) compared to $1,257,000 in 1998. The decrease is primarily due to decreased costs of products and plant operations of $83,600 (8%) primarily from lower commodity costs, as noted above. The decline was partially offset by increased selling, general, and administrative (SG&A) expenses of $16,600 (16%) substantially due to increased labor costs, increased marketing costs and increased professional services associated with several projects including year 2000 readiness.

Other income, net, from continuing operations of $18,900 increased $6,600 (54%) in 1999 as compared to $12,300 in 1998. The increase is due to the gain on sale of CPG's Allied seed business, which was partially offset by lower patronage income from CF Industries in 1999 as compared to 1998.

Income tax expense from continuing operations of $10,300 in 1999 and $14,200 in 1998 results in effective tax rates of 44% and 47%, respectively. The level of the effective rate results substantially from state taxes. Agway does not file a consolidated return for state tax purposes and therefore cannot recognize the benefit of operating losses of certain subsidiaries. This fact combined with an increase in non-deductible goodwill in 1999 increased the effective rate for 1999 as compared to the effective rate for 1998. Tax expense associated with the cumulative effect of accounting change adjustment in 1998 totaled $16,500 and is reflected in the net cumulative effect amount as disclosed in the consolidated statement of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


AGRICULTURE

Total  Agriculture  sales and revenues of $535,200 in 1999  decreased by $16,000
(3%) compared to $551,200 in 1998. Volume increases in enterprise feed operations of $21,700 were more than offset by pricing decreases in the feed and agronomy sales of Agriculture's enterprise units in 1999 compared to 1998. The pricing decreases reflect the world market conditions of agricultural commodities. The overall enterprise feed unit volume increase of 10% in 1999 compared to 1998 reflects the acquisition of a new feed business in the first quarter of 1999. The agronomy business unit volume increased in 1999 compared to 1998 and is led by increased seed corn units (5%) and soybean seed units (4%). The service revenues in feed and agronomy businesses increased $700 in 1999 as compared to 1998.

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

The Agriculture segment pre-tax loss of $12,400 in 1999 is $5,500 (79%) higher than the $6,900 loss in 1998. Of the $5,500 increase in losses, $7,500 is from the grain marketing department. As discussed more fully below, Agriculture's grain marketing department produced $8,600 in pre-tax losses in 1999 compared to a $1,100 loss in 1998. The above increased losses were partially offset by the improved operating results in 1999 achieved by the agricultural enterprises from the sales of feed and agronomy products and services.

On June 28, 1999, it was disclosed to Agway's management by personnel within Agriculture's grain marketing department (the department) that records within the department had been falsified to conceal losses from unauthorized activity. An investigation, under guidance from external legal counsel and including internal legal counsel, internal financial staff, external auditors, and private investigators, has been conducted. Reports on the investigation findings have been made directly to the Board of Directors. The investigation has determined that unauthorized speculative positions in commodity instruments were taken within the department in violation of express policies, which resulted in losses to Agway. Through falsification of market values on inventory held and on forward contracts and improper accounting for premiums on options sold, losses were concealed within the department, resulting in misreported earnings by Agway for the fourth quarter of the year ended June 1998 and the first three quarters of fiscal 1999, which were corrected, at the time of the filing of the 1999 annual report, by amending the annual and quarterly reports affected. In an effort to recover these losses, additional speculative positions in commodity instruments were taken within the department throughout 1999. In addition, while the unauthorized activity was occurring, the department did not hedge its inventory and forward contracts, in violation of express policies, which led to further losses from the department's operations. The 1999 loss includes $5,500 from unauthorized speculation in commodity instruments and $3,100 from operations, due in part to violating Agway policy by not hedging positions in inventory and forward contracts. To assure adherence to policies on use of commodity instruments, Agway has since reorganized the operating, control, and reporting structures of the department, reassigned management responsibility, and reduced the scope of its business activity. However, during the period it took to close the unauthorized speculative commodity instrument positions and hedge the open inventory and forward contract positions, further market losses of approximately $1,300 were incurred, which are reflected in Agway's Form 10-K for the year ended June 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


AGRICULTURE (CONTINUED)

Overall, Agriculture operations product margins in 1999 improved $7,200 (6%) over 1998. The feed and agronomy businesses improved product margins $9,400 (10%) in 1999 as compared to 1998. Feed product margins increased as a result of the combined increased feed tonnage, improved pricing strategies during 1999, and the acquisition of a new feed business in the first quarter of 1999. Agronomy product margins increased from improved margins in fertilizers, lime and pesticides. The product margin improvements in the feed and agronomy businesses were partially offset by a decline of $1,600 in direct marketing product margins. A $7,600 decrease in grain marketing margins due to the grain marketing losses noted above is partially offset by improved margins from the direct seed operations and by absence this year of the prior year's unfavorable experience with exchange-traded futures in our feed procurement business. In addition to the improved product margins, the feed and agronomy businesses had increased service revenues of $1,300 (6%) in 1999 over 1998.

Agriculture operations expenses increased $9,400 (7%) in 1999 as compared to 1998. The increase is substantially due to increased costs associated with increased unit volume sales in the feed and agronomy businesses ($7,500) and the seed and fertilizer operations ($2,500) of direct marketing.

Finally, other revenues declined $3,500 (62%) mainly due to lower patronage refunds from CF Industries, and net interest costs increased $800 (11%) due to the increased costs of carrying higher asset levels in 1999 as compared to 1998.

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

Pre-tax earnings of $18,200 in 1999 increased $2,800 (18%) from $15,400 in 1998.
The 1999 increase in total revenues noted above was partially offset by increases in interest costs, SG&A costs and in the provision for credit losses in 1999 as compared to 1998. While the average cost of interest paid on debt decreased from 7.2% to 6.9%, the interest costs of $27,600 increased $700 (3%) in 1999 as compared to 1998 due to increased borrowings required to finance the growth of the lease portfolio noted above. The SG&A expenses of $16,200 in 1999 increased $600 (4%) from 1998, primarily the result of additional personnel and incentive costs relating to additional new leases booked. The provision for credit losses of $8,000 in 1999 increased $400 (5%) as compared to 1998 based on Telmark's analysis of reserves required to provide for uncollectible receivables. Periodically, Telmark reviews its allowance for credit losses considering an analysis of delinquent accounts, current economic conditions, estimated residual values and the creditworthiness of Telmark customers. At June 30, 1999, the total value of non-earning accounts increased to $4,900 as compared to $3,000 in 1998 and as a percentage of lease portfolio was 0.6% in 1998 and 0.9% in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


INSURANCE

Total net revenues of $28,000 in 1999 increased $700 (3%) as compared to $27,300 in 1998. The increase was experienced in the net earned premiums of Agway Insurance Company. A reduction in the frequency and severity of catastrophic claims and favorable claims development in the 1995 experience rated reinsurance contract resulted in lower reinsurance premium cost incurred by the Insurance Company in 1999 as compared to 1998. In Agency, 1999 revenues were at the same levels as in 1998.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the year ended June 2000, cash from sale of discontinued operations, from sale of other assets, and from external borrowings funded the growing lease portfolio of Telmark, the significant working capital growth, particularly in Energy, capital improvements, business acquisitions, and shareholder dividends. During the years ended June 1999 and 1998, cash generated from continuing operations, from sale of businesses and/or assets, and from external borrowings was Agway's major source of funds to finance the growing lease portfolio at Telmark, capital improvements, business acquisitions, and shareholder dividends.

                                                                   June 2000        June 1999        June 1998
                                                                 ------------      -----------      -----------
Net cash flows from (used in):
       Continuing operating activities........................   $    (37,738)     $    31,007      $    40,331
       Discontinued operating activities......................         35,995             (391)             237
       Investing activities...................................        (95,291)         (78,576)         (78,296)
       Financing activities...................................        121,798           50,736           38,039
                                                                 ------------      ------------     -----------
Net increase (decrease) in cash and equivalents...............   $     24,764      $     2,776      $       311
                                                                 ============      ============     ===========

CASH FLOWS FROM OPERATIONS

The $68,700 decline in net cash flows from continuing operating activities from a net cash inflow of $31,007 in 1999 to a net cash outflow of $37,738 in 2000 is due substantially to a higher need for working capital. In 2000, working capital needs increased $47,400, principally as a result of high energy product costs, substantially driving up the carrying value of inventory and accounts receivable. In 1999, working capital reductions, due principally to low agricultural and energy commodity prices, provided $15,300 of cash to continuing operations.

The decline in net cash flows from continuing operating activities of $9,300 in 1999 as compared to 1998 is due in part to $27,000 higher cash earnings in 1998 as compared to 1999 and a lower need for working capital of $17,700 in 1999 as compared to 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


CASH FLOWS FROM INVESTING

The most significant use of cash over the past three years has been in connection with Agway's growing lease financing business (Telmark). The cash requirements to fund lease origination growth in excess of lease repayments amounted to $83,400, $63,500 and $57,400 in 2000, 1999 and 1998, respectively.
Capital expenditures and business acquisitions required cash of $32,700, $35,200 and $25,700 for 2000, 1999 and 1998, respectively.

Cash flow used in investing was partially funded by cash generated from investing activities, principally the proceeds from the disposal of business and/or property and equipment, which amounted to a total of $23,200, $19,000 and $4,600 in 2000, 1999 and 1998, respectively.

CASH FLOWS FROM FINANCING

Agway finances its operations and the operations of all of its businesses and subsidiaries through Agway Financial Corporation (AFC). External sources of short-term financing for Agway and its continuing operations, other than Agway Insurance Company and Telmark, include revolving credit lines, letters of credit, and a commercial paper program. Insurance finances its activities through operations. Telmark's finance arrangements are explained below. As of June 2000, Agway had certain facilities available with banking institutions whereby lenders have agreed to provide funds up to $401,700 to separately financed units of the Company as follows: AFC - $65,000 and Telmark - $336,700. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank standby letter of credit.

AFC
The specifics of these AFC arrangements are as follows:

                                                                Outstanding
                                          Available      -------------------------
                                          June 2000       June 2000      June 1999     Term Expires
                                         ----------      ----------     ----------     -------------
Short-term line of credit*............   $   65,000      $   51,900     $        0     December 2000
Commercial paper......................   $   50,000      $   50,000     $   38,500     December 2000

*AFC's short-term line of credit facility decreases to $50,000 for August 2000 through December 2000, to reflect the decline in seasonal financing needs and expected financing requirements through that date.

The $65,000 short-term line of credit and the $50,000 commercial paper facility available to AFC at June 2000, require collateralization using certain of Agway's accounts receivable and non-petroleum inventories (collateral). The line of credit additionally requires Agway's investment in bank stock, which had a book value of $3,000 and $4,700 at June 2000 and 1999, respectively, as additional collateral. The maximum amounts that can be drawn under these AFC agreements are subject to a limitation based on a specific calculation relating to the collateral available. Adequate collateral existed throughout 2000 to permit AFC to borrow amounts to meet the ongoing needs of Agway and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires Agway to maintain specific quarterly levels of interest coverage, monthly levels of tangible retained earnings, monthly current ratios, and limits available credit to a multiple of earnings as defined in the agreement. Other covenants limit capital expenditures to agreed upon levels during the term of the agreements, require the monthly maintenance of senior liabilities to tangible capital ratios as defined in the agreements and the maintenance of a minimum total of $425,000 in Agway preferred stock and AFC subordinated debt. The required minimum level of preferred stock and subordinated debt has historically been at levels that do not interfere with the normal volume of requests Agway has received and fulfilled to repurchase such securities at par value or principal amount prior to maturity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


CASH FLOWS FROM FINANCING (CONTINUED)

AFC (continued)
The earnings level as measured at June 2000 was not adequate to support the borrowing level under these agreements. Borrowing requirements since autumn 1999 have been and remain high relative to the prior year. This has principally been to support high working capital requirements, particularly in Agway's energy business, where cost of petroleum products has increased accounts receivable and inventory levels. For the year ended June 2000, Agway did not meet the interest coverage, tangible retained earnings, or the multiple of earnings ratio covenants set forth in the agreements. Additionally, for the months of July and August 2000, we did not meet the current ratio covenant. The banks have waived violations of covenants and borrowing limits and have amended these measurements and covenants to agreed upon levels of financial performance through December 2000, the remaining term of these credit arrangements. These revised borrowing limits and financial covenants are expected to continue to be restrictive through December 2000, and, given the historical volatility of Agway's operating results, may be violated in the ensuing months. Agway, however, is anticipating a continuation of high-cost petroleum products through the winter of 2001 and, accordingly, has commenced negotiations with several lenders to increase and restructure its credit facilities effective January 1, 2001. The restructured credit facilities are anticipated to include increased lines of credit without a commercial paper program. Agway's existing banks have expressed interest in participating in the restructured lines of credit at reduced levels from their current commitments. AFC annually renews its lines of credit in the quarter ended December 31. Agway expects to continue to have appropriate and adequate financing to meet its ongoing needs. However, we are presently in negotiations for these new credit facilities; therefore, there is no assurance that the Company will achieve the desired levels of financing, and the terms of such financing, as unltimately negotiated, cannot be determined at this time.

     In addition to the short-term line of credit and commercial paper program, Agway, through AFC, offers subordinated money market certificates (and previously offered subordinated debentures) to the public. AFC's subordinated debt is not redeemable by the holder, though AFC historically has had a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase prior to maturity. However, AFC is under no obligation to repurchase such debt when so presented, and AFC may stop or suspend this repurchase practice at any time. In addition, the terms or conditions of the lines of credit discussed above, as ultimately negotiated, may cause AFC to limit or cease its past practices with regard to the repurchase of subordinated debt. The foregoing debt bears interest payable semi-annually on January l and July 1 of each year. AFC's money market certificates bear interest at a rate that is the greater of the stated rate or a rate based upon the average discount rate for U.S. Government Treasury Bills (T-Bills), with maturities of 26 weeks. AFC subordinated money market certificates as of June 2000 are due between October 2000 and October 2014 and bear a weighted average interest rate of 8.0%, while subordinated debentures due between July 2001 and July 2003 bear a weighted average interest rate of 7.7%.

In October 2000, $50,700 of subordinated money market certificates issued by AFC will mature. Agway expects to refinance this debt either through a new issue of subordinated debt, through cash from operations, through sales of discontinued assets, through short-term bank borrowings, or a combination thereof.

Telmark
Telmark finances its operations and lease portfolio growth principally through payments received on existing leases, which totaled $198,700, $188,600 and $169,800 in 2000, 1999 and 1998, respectively. Additionally, Telmark's cash flows from operations, which were $24,400, $22,800 and $21,200 for 2000, 1999 and 1998, respectively, as well as borrowings under lines of credit, private placements of debt with institutional investors, sales of debentures to the public, and lease-backed asset securitization all provide financing sources for Telmark.

At June 2000, Telmark has credit facilities available from banks which allow Telmark to borrow up to an aggregate of $336,700. Uncommitted short-term line of credit agreements permit Telmark to borrow up to $86,700 on an uncollateralized basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amounts outstanding as of June 2000 and 1999 under the short-term lines of credit were $75,200 and $164,500, respectively, and under the revolving term loan facility were $35,000 and $156,300, respectively. The portion of the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


CASH FLOWS FROM FINANCING (CONTINUED)

Telmark (continued)
revolving term loan that is short term at June 2000 and 1999 was $500 and $8,300, respectively. Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $86,700 lines of credit all have terms expiring during the next 12 months. The $250,000 revolving term loan facility is available through August 1, 2001.

At June 2000, Telmark also had balances outstanding on uncollateralized senior note private placements totaling $122,000. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to each other and each contains financial covenants based on Telmark's financial statements, the most restrictive of which prohibit (i) tangible net worth (defined as consolidated tangible assets less total liabilities (excluding any notes payable to Agway Holdings, Inc.-AHI)) from being less than an amount equal to or greater than the sum of $85,000, plus 50% of all net income (if a positive number) for all fiscal years ending after January 1, 2000 (as of June 2000, required minimum net worth is $90,900), (ii) the ratio of (a) total liabilities less subordinated notes payable to AHI to (b) members' equity plus subordinated notes payable to AHI from exceeding 5:1, (iii) the ratio of earnings available for fixed charges from being less than 1.25:1, and (iv) equity distributions and restricted investments (as defined) made after July 1, 1999, to exceed 50% of consolidated net income for the period beginning on July 1, 1999, through the date of determination, inclusive. As of June 2000, $900 of Telmark's member equity was free of this restriction. For the year ended June 2000, Telmark complied with all its covenants contained in its borrowing arrangements.

Telmark, through three wholly owned special purpose subsidiaries, has six classes of lease-backed notes outstanding totaling $118,300 and $58,800 at June 2000 and 1999, respectively, payable to insurance companies. Interest rates on these classes of notes range from 6.5% to 9.1%. The notes are collateralized by leases, which Telmark sold to these subsidiaries, having an aggregate present value of contractual lease payments equal to the principal balance of the notes, and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. The scheduled maturity of these notes is in varying amounts and dates through December 2008.

Telmark registers with the SEC from time to time to offer debentures to the public. The debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is paid on January 1, April 1, July 1, and October 1 of each year and may, at the holder's option, be reinvested. The offering of the debentures is not underwritten, and there can be no guarantee as to the amount of debentures, if any, that will be sold. Telmark's subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Telmark debentures as of June 2000 are due between March 2001 and March 2008 and bear a weighted average interest rate of 8.1%. As of June 2000, approximately $37,400 of debentures were outstanding under these offerings.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


CASH FLOWS FROM FINANCING (CONTINUED)

Sources of longer-term financing of Agway include the following as of June 2000:

Source of debt                                                      Agway           AFC          Telmark         Total
--------------                                                   ------------   ------------   ------------   ----------
Banks - due 7/00 to 4/04 with interest
      from 5.57% to 8.58%.....................................   $         0    $       525    $   164,000    $  164,525
Insurance companies - due 7/00 to 2/07
      with interest from 6.47% to 9.05%.......................             0              0        240,256       240,256
Capital leases and other - due 2000 to 2018
      with interest from 7.5% to 10%..........................        11,336          2,432              0        13,768
                                                                 ------------   ------------   ------------   ----------
           Long-term debt.....................................        11,336          2,957        404,256       418,549
Subordinated money market certificates - due
      10/00 to 10/14 with interest from 4.5% to 9.5%..........             0        430,299              0       430,299
Subordinated debentures - due 2001 to 2008
      with interest at 6.0% to 8.75%..........................             0          7,177         37,398        44,575
                                                                 ------------   ------------   ------------   ----------
           Total subordinated debt............................             0        437,476         37,398       474,874
                                                                 ------------   ------------   ------------   ----------
                Total debt....................................   $    11,336    $   440,433    $   441,654    $  893,423
                                                                 ============   ============   ============   ==========

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

ENVIRONMENTAL ISSUES

Agway and its subsidiaries are subject to various laws and governmental regulations concerning environmental matters. We expect to be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and at sites with underground fuel storage tanks. We will also incur other expenses associated with environmental compliance. As part of its long-term environmental protection program, Agway spent approximately $400 in 2000 on capital projects related principally to comply with Pennsylvania above-ground storage tank regulation. Agway expects to have approximate expenses in the amount of $500 in 2001 associated with this compliance.

At June 2000, Agway was designated as a PRP under CERCLA or as a third party to the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Agway's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the determination of our estimated liability.

We continually monitor our operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of our degree of responsibility of a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. However, we believe that past experience provides a reasonable basis for estimating our liability. As additional information becomes available, estimates are adjusted as necessary. While we do not anticipate that any such adjustment would be material to our financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the reserves established will cause future cash outlays over at least five years based upon current estimates, and it is not expected that such outlays will materially impact Agway's liquidity position.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


YEAR 2000

The Company had no material issues relating to the millennium date change on January 1, 2000, the leap year on February 29, 2000, or the month-end, the quarter-end, or year-end processing. As previously disclosed, Agway initiated its year 2000 efforts in January 1996 and completed extensive work to assure that the Company's operations were not impacted by the century date change as of January 1, 2000. Our efforts focused on information system modification or replacement, as well as a review of all other areas within the Company that may be impacted by this event. Business contingency and continuity plans were developed, and a command center was established to monitor and react to critical business interruptions, if any, either prior or subsequent to the millennium date change.

The Company's cost of conversion and testing of existing systems and the replacement of systems was approximately $15,900, of which 85% has been capitalized. Additionally, the cost to have remediated all other areas of the Company was approximately $2,500 and was expensed when incurred.

The year 2000 statements set forth above are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).

AGRICULTURAL ECONOMY AND OTHER FACTORS

The financial condition of Agway can be directly affected by factors affecting the agricultural economy, since these factors impact the demand for our products and the ability of our customers to make payments for products or services already purchased through credit extended by us. These factors may include: (i) changes in government agricultural programs that may adversely affect the level of income of customers of Agway; (ii) weather-related conditions which periodically occur that can impact the agricultural productivity and income of the customers of Agway; and (iii) the relationship of demand relative to supply of agricultural commodities produced by customers of Agway. Agway can also be affected by major international events, like the downturn in foreign economies, which can affect such things as the price of commodities we use in our operations as well as the general level of interest rates.

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

The financial condition of Agway Energy Products is impacted by factors such as weather conditions in the Northeast and the relationship of supply and demand for petroleum products worldwide as well as within Agway's market. Agway's agricultural and insurance businesses can be impacted by weather conditions as well as from fluctuations in the economy in the northeastern United States that, in general, affect consumer demand for products. To the extent that these factors adversely affect our customers, the financial condition of Agway could be adversely affected.

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

                                                                                                                         Fair Value
                                     2001        2002        2003         2004        2005     Thereafter      Total     June 2000
                                  ----------  ---------   ---------   -----------  ----------  ----------   ----------   ----------
ASSETS
Available-for-sale securities..   $   4,319   $   4,760   $   4,539   $    1,957   $   5,147   $   17,676   $   38,398   $   38,844
Weighted average interest rate.       6.13%       6.35%       6.41%        6.47%       6.07%        6.33%

LIABILITIES
Bank lines of credit - AFC.....      51,900                                                                     51,900   $   51,900
Weighted average interest rate.      10.15%

Bank lines of credit - Telmark.      75,676                                                                     75,676       75,676
Weighted average interest rate.       7.36%

Long-term debt, including
   current portion - Telmark...     132,773     104,257      85,010       69,842       8,648        3,726      404,256      411,071
Weighted average interest rate.       6.90%       6.98%       7.11%        6.87%       7.69%        7.75%

Subordinated debentures,
   including current portion -
   Telmark.....................       5,497       7,321      11,071        6,096                    7,413       37,398       35,950
Weighted average interest rate.       6.40%       6.94%       8.43%        8.25%                    8.75%

Commercial paper - AFC.........      50,000                                                                     50,000       50,000
Weighted average interest rate.       5.62%

Long-term debt, including
   current portion - Agway &
   AFC.........................       3,322       5,101       3,805          134         165          206       12,733       12,772
Weighted average interest rate.       8.61%       8.61%       8.46%        7.23%       7.59%        7.44%

Subordinated debentures,
   including current portion -
   AFC.........................                   3,062                    4,115                                 7,177        6,826
Weighted average interest rate.                   7.39%                    7.92%

Subordinated money market
   certificates, including
   current portion - AFC.......      51,628      48,444      35,197       39,306      18,041      237,683      430,299      394,194
Weighted average interest rate.       8.73%       8.27%       6.97%        8.13%       7.66%        7.79%

Telmark, Agway's leasing business, endeavors to limit the effects of changes in interest rates by matching as closely as possible, on an ongoing basis, the maturity and repricing characteristics of funds borrowed to finance its lease activities with the maturity and repricing characteristics of its lease portfolio. However, a rise in interest rate would increase the cost of that portion of debt which is not precisely matched to the characteristics of the portfolio. Telmark has a formal risk management policy which limits the short-term exposure to an amount which is immaterial to the results of operations or cash flows. Telmark subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for T-Bills, with maturities of 26 weeks. Based on the T-Bill rate of 6.0% as of June 2000, as compared to the stated rates of the debentures which range from 6.0% to 8.8% at June 2000, we believe that a reasonably possible near-term change in interest rates and the conversion of debt to a variable rate would not cause material near-term losses in future earnings or cash flows. Finally, for the portion of debt which is not precisely matched as of June 2000, we do not believe that reasonably possible near-term increases in interest rates will result in a material near-term loss in future earnings, fair values, or cash flows of Agway.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (THOUSANDS OF DOLLARS)

INTEREST RATE EXPOSURE (CONTINUED)

AFC's subordinated money market certificates bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate of T-Bills, with maturities of 26 weeks. Based on the T-Bill rate of 6.0% at June 2000 as it compares to the stated rates of the money market certificates which range from 4.5% to 9.5% at June 2000, we believe a reasonably possible near-term increase in T-Bill rates and the conversion of AFC debt to a variable rate would not cause material near-term losses in future earnings or cash flows.

The available-for-sale securities listed above include cash equivalents and the available for sale investment portfolio. The information disclosed above assumes that actual call and prepayment activity will differ from contractual maturities.

COMMODITY PRICE EXPOSURE

In its normal course of operations, Agway has exposure to market risk from price fluctuations associated with commodity inventories, product gross margins, and anticipated transactions in its Energy, Agriculture, and Country Products Group businesses. To manage the risk of market price fluctuations, Agway uses commodity derivative instruments, including exchange-traded futures and option contracts and, in limited circumstances, over-the-counter contracts with third parties (commodity instruments). Agway has policies with respect to the use of these commodity instruments that specify what they are to be used for and set limits on the maturity of contracts entered into and the level of exposure to be outstanding in relation to the value of commodity.

In the Energy segment, exchange-traded commodity instruments and, in certain circumstances, over-the-counter contracts with third parties are used principally for gasoline, distillate, and propane. They are entered into as a hedge against the price risk associated with Energy's inventories or future purchases and sales of the commodities used in its operations. Generally, the price risk extends for a period of one year or less. In the Agriculture segment's feed business, exchange-traded commodity instruments are used principally to manage the price risk of corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products. In the Country Products Group, due to a change in governmental subsidy programs during 2000, exchange-traded commodity instruments were entered into to principally manage the price risk of sunflower seeds which are purchased from growers by CPG and sold to third-party producers.

A sensitivity analysis has been prepared to estimate Agway's exposure to market risk of its commodity instrument positions as of June 2000 and 1999. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities for which the commodity instruments are managing the price risk. As of June 2000 and 1999, assuming a 10% hypothetical adverse change in the underlying commodity price, the potential decrease in fair value of Agway's commodity instruments was as follows:
                                                2000                 1999
                                              ----------          ----------

           Energy..........................   $    4,800          $    1,100
           Country Products Group..........          300                   -
           Agriculture.....................            *                   *
           Grain Marketing (1).............            -               2,900

* The potential loss in fair value of commodity instruments resulting from a hypothetical 10% change in market prices of the underlying commodity was immaterial.

(1)   As noted below, grain marketing activity was discontinued during 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (THOUSANDS OF DOLLARS)


COMMODITY PRICE EXPOSURE (CONTINUED)

Through May 2000, the Agriculture segment's grain marketing business used exchange-traded commodity instruments to hedge inventory and forward purchase and sales contracts for grains, principally corn, soy complex, oats, and wheat, which were purchased and sold by the grain marketing department (the department). The department historically entered into both forward purchase contracts and forward sales contracts (forward contracts) with farmers and others on a variety of grain products. Agway recorded the grain marketing program on a mark-to-market basis by adjusting all outstanding forward contracts, commodity instruments, and inventory values to market value. Effective May 2000, the grain marketing business ceased operations and liquidated all commodity instrument positions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          PAGES
                                                                                                          -----
AGWAY INC. AND CONSOLIDATED SUBSIDIARIES:
       Agway Inc. Report on Financial Statements.........................................................    33

       Report of Independent Accountants.................................................................    34

       Consolidated Balance Sheets, June 24, 2000 and June 26, 1999......................................    35

       Consolidated Statements of Operations, fiscal years ended June 24, 2000, June 26, 1999
             and June 27, 1998...........................................................................    36

       Consolidated Statements of Comprehensive Income, fiscal years ended June 24, 2000,
             June 26, 1999 and June 27, 1998.............................................................    37

       Consolidated Statements of Changes in Shareholders' Equity, fiscal years ended
             June 24, 2000, June 26, 1999 and June 27, 1998..............................................    38

       Consolidated Statements of Cash Flow, fiscal years ended June 24, 2000, June 26, 1999
             and June 27, 1998...........................................................................    39

       Notes to Consolidated Financial Statements........................................................    40


ITEM 9. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING   AND
        FINANCIAL DISCLOSURE

       There were no changes in or disagreements with accountants on accounting and financial disclosure.

                    AGWAY INC. REPORT ON FINANCIAL STATEMENTS


The accompanying consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States. The integrity and objectivity of the data in these financial statements, including estimates and judgments, are the responsibility of Agway, as is all other information included in this annual report.

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

The Audit Committee of the Board of Directors, which consists of seven directors who are not employees, meets periodically with management and the independent auditors to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls, and financial reporting matters. The independent auditors have free access to the Audit Committee.



                                                   AGWAY INC.



                                                   BY   /s/ DONALD P. CARDARELLI
                                                            DONALD P. CARDARELLI
                                                               President and CEO
                                                                 August 30, 2000



                                                   BY      /s/  PETER J. O'NEILL
                                                                PETER J. O'NEILL
                                                           Senior Vice President
                                                               Finance & Control
                                                                 August 30, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Agway Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 75 present fairly, in all material respects, the financial position of Agway Inc. and its subsidiaries at June 24, 2000 and June 26, 1999, and the result of their operations and their cash flows for each of the three fiscal years in the period ended June 24, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 75 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 13, the Company changed its accounting for pensions in 1998.




/s/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Syracuse, New York
August 30, 2000

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                    JUNE 24, 2000        JUNE 26, 1999
                                                                                   ---------------       -------------
Current assets:
      Cash......................................................................   $       29,244        $      4,480
      Trade accounts receivable (including notes receivable of
           $38,755 and $40,585, respectively), less allowance for
           doubtful accounts of $7,204 and $6,139, respectively.................          210,598             162,411
      Leases receivable, less unearned income of $71,944 and $64,330,
           respectively.........................................................          152,255             131,577
      Advances and other receivables............................................           22,401              19,562
      Inventories...............................................................          111,940              86,630
      Prepaid expenses and other assets.........................................           43,273              49,473
                                                                                   ---------------       -------------
           Total current assets.................................................          569,711             454,133
Marketable securities...........................................................           36,254              35,099
Other security investments......................................................           51,472              51,010
Properties and equipment, net...................................................          175,784             176,261
Long-term leases receivable, less unearned income of $167,414 and
      $134,623, respectively....................................................          470,595             419,444
Net pension asset...............................................................          213,455             198,160
Other assets....................................................................           21,110              17,263
Net assets of discontinued operations...........................................           34,278              85,802
                                                                                   ---------------       -------------
           Total assets.........................................................   $    1,572,659        $  1,437,172
                                                                                   ===============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Notes payable.............................................................   $      177,576        $     81,800
      Current installments of long-term debt....................................          136,211              94,472
      Subordinated debt, current................................................           57,125              76,968
      Accounts payable..........................................................           94,046              85,179
      Other current liabilities.................................................          122,060             109,671
                                                                                   ---------------       ------------
           Total current liabilities............................................          587,018             448,090
Long-term debt..................................................................          282,338             277,500
Subordinated debt...............................................................          417,749             409,335
Other liabilities...............................................................          102,963             103,300
                                                                                   ---------------       ------------
           Total liabilities....................................................        1,390,068           1,238,225
Commitments and contingencies...................................................
Shareholders' equity:
      Preferred stock, less amount held in Treasury.............................           39,695              42,917
      Common stock ($25 par--300,000 shares authorized; 173,083 and 172,706
           shares issued, less amount held in Treasury).........................            2,473               2,506
      Accumulated other comprehensive income (loss).............................             (798)               (239)
      Retained earnings.........................................................          141,221             153,763
                                                                                   ---------------       ------------
           Total shareholders' equity...........................................          182,591             198,947
                Total liabilities and shareholders' equity......................   $    1,572,659        $  1,437,172
                                                                                   ===============       ============

 The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                             JUNE 24, 2000      JUNE 26, 1999      JUNE 27, 1998
                                                             -------------      -------------      -------------
Net sales and revenues from:
      Product sales (including excise taxes)..............   $   1,322,948      $  1,123,492       $  1,206,986
      Leasing operations..................................          76,785            70,006             65,476
      Insurance operations................................          27,153            27,968             27,335
                                                             -------------      ------------       ------------
           Total net sales and revenues...................       1,426,886         1,221,466          1,299,797
                                                             -------------      ------------       ------------

Cost and expenses from:
      Products and plant operations.......................       1,226,833         1,023,927          1,107,564
      Leasing operations..................................          31,536            27,626             26,871
      Insurance operations................................          15,663            17,152             16,653
      Selling, general and administrative activities......         134,980           122,406            105,818
                                                             -------------      ------------       ------------
           Total operating costs and expenses.............       1,409,012         1,191,111          1,256,906
                                                             -------------      ------------       ------------

Operating earnings........................................          17,874            30,355             42,891
Interest expense, net of interest income of $8,408,
      $8,641 and $9,545, respectively....................          (30,591)          (26,102)           (24,979)
Other income, net........................................           25,733            18,947             12,271
                                                             -------------      ------------       ------------
Earnings from continuing operations before income taxes..           13,016            23,200             30,183
Income tax expense.......................................            6,864            10,259             14,167
                                                             -------------      ------------       ------------

Earnings from continuing operations......................            6,152            12,941             16,016

Discontinued operations:
      Loss from operations, net of tax benefit of $7,313,
           6,086 and 2,090, respectively.................          (13,187)          (11,146)           (3,827)
      Loss on disposal of Retail, net of tax benefit
           of $1,278.....................................           (2,342)                0                 0
                                                             -------------      ------------       -----------
           Loss from discontinued operations.............          (15,529)          (11,146)           (3,827)

Earnings (loss) before cumulative effect of an accounting
      change.............................................           (9,377)            1,795            12,189
                                                             -------------      ------------       -----------

Cumulative effect of accounting change, net of tax
      expense of $16,500.................................                0                 0            28,956
                                                             -------------      ------------       -----------

Net earnings (loss)......................................    $      (9,377)     $      1,795       $    41,145
                                                             =============      ============       ===========












The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (THOUSANDS OF DOLLARS)

                                                                        JUNE 24, 2000        JUNE 26, 1999       JUNE 27, 1998
                                                                        -------------        -------------       -------------
Net earnings (loss) ...............................................     $     (9,377)        $     1,795         $    41,145

Other comprehensive income, net of tax:
      Unrealized gains (losses) on available-for-sale securities:
           Unrealized holding gains (losses) arising
               during period.......................................             (608)               (685)                660
           Reclassification adjustment for losses included in
               net income..........................................               49                  21                  45
                                                                        -------------        ------------        ------------
Other comprehensive income (loss) .................................             (559)               (664)                705
                                                                        -------------        ------------        ------------

Comprehensive income (loss)........................................     $     (9,936)        $     1,131         $    41,850
                                                                        =============        ============        ============




































The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (THOUSANDS OF DOLLARS)


                                                         COMMON STOCK                       ACCUMULATED
                                                    ----------------------                    OTHER
                                                        (PAR VALUE $25)       PREFERRED    COMPREHENSIVE   RETAINED
                                                      SHARES      AMOUNT       STOCK         INC(LOSS)     EARNINGS        TOTAL
                                                    ---------   ----------   ----------     ----------    -----------   -----------
Balance June 28, 1997............................    105,552    $    2,639   $   57,541     $    (280)    $  117,851    $  177,751

       Net earnings..............................                                                             41,145        41,145
       Dividends declared........................                                                             (3,634)       (3,634)
       Redeemed, net.............................     (2,714)          (68)      (9,670)                                    (9,738)
       Other comprehensive income................                                                 705              0           705
                                                    ---------   ----------   ----------     ---------     -----------   -----------

Balance June 27, 1998............................    102,838         2,571       47,871           425        155,362       206,229

       Net earnings..............................                                                              1,795         1,795
       Dividends declared........................                                                             (3,394)       (3,394)
       Redeemed, net.............................     (2,597)          (65)      (4,954)                                    (5,019)
       Other comprehensive income................                                                (664)             0          (664)
                                                    ---------   ----------   -----------    ----------    -----------   -----------

Balance June 26, 1999............................     100,241        2,506       42,917          (239)       153,763       198,947

       Net earnings..............................                                                             (9,377)       (9,377)
       Dividends declared........................                                                             (3,165)       (3,165)
       Redeemed, net.............................      (1,342)         (33)      (3,222)                                    (3,255)
       Other comprehensive income................                                                (559)                        (559)
                                                    ---------   ----------   -----------    ----------    -----------   -----------

Balance June 24, 2000............................      98,899   $    2,473   $   39,695     $    (798)    $   141,221   $  182,591
                                                    =========   ==========   ===========    ==========    ===========   ===========


Common shares, purchased at par value, held in Treasury at year-end were: 74,184 in 2000; 72,465 in 1999; 69,427 in 1998. A common stock dividend per share of $1.50 was declared for 2000, 1999 and 1998. Dividend payments are restricted to a maximum of 8% of par value per annum. See Note 12 for the details of preferred stock activity.






















The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (THOUSANDS OF DOLLARS)

                                                                          JUNE 24, 2000        JUNE 26, 1999       JUNE 27, 1998
                                                                          -------------        -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) ...............................................    $    (9,377)         $    1,795          $   41,145
   Adjustments to reconcile earnings to net cash:
        Net loss from discontinued operations.........................         15,529              11,146               3,827
        Depreciation and amortization.................................         26,171              21,079              23,640
        Receivables and other asset provisions........................         14,378              10,730              11,123
        Net pension income............................................        (19,563)            (21,368)            (31,909)
        Cumulative effect of accounting change, net of tax............              0                   0             (28,956)
        Patronage refund received in stock............................           (679)               (992)             (2,494)
        Deferred income tax expense (benefit).........................         (2,757)              3,841              25,485
        (Gain) loss on disposition of:
             Businesses...............................................         (1,098)            (11,097)                  0
             Other security investments...............................          1,044               1,267                   0
             Properties and equipment.................................        (13,995)               (655)                934
        Changes in assets and liabilities, net of effects of
        businesses acquired or sold:
             Receivables..............................................        (53,539)             18,522              (1,495)
             Inventory................................................        (25,671)              2,381               3,158
             Payables.................................................          9,004              (5,475)              3,056
             Other....................................................         22,815                (167)             (7,183)
                                                                          ------------         -----------         -----------
Net cash flows from (used in) continuing operations...................        (37,738)             31,007              40,331
Net cash flows from (used in) discontinued operations.................         35,995                (391)                237
                                                                          ------------         -----------         -----------
Net cash from (used in) operating activities..........................         (1,743)             30,616              40,568

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of properties and equipment..............................        (27,799)            (27,162)            (23,891)
   Cash paid for acquisitions.........................................         (4,950)             (8,030)             (1,796)
   Disposition of properties and equipment............................         20,591               4,811               4,556
   Purchases of marketable securities available for sale..............         (4,658)             (6,333)            (12,529)
   Sale of marketable securities available for sale...................          2,945               6,982              12,407
   Leases originated..................................................       (282,064)           (252,107)           (227,270)
   Leases repaid......................................................        198,698             188,637             169,827
   Purchases of investments in related cooperatives...................         (1,840)             (2,172)             (2,601)
   Proceeds from sale of investments in related cooperatives..........          1,171               2,648               3,001
   Proceeds from disposal of businesses...............................          2,615              14,150                   0
                                                                          ------------         -----------         -----------
Net cash flows used in investing activities...........................        (95,291)            (78,576)            (78,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in short-term notes payable.............................         95,776              16,480               5,510
   Proceeds from long-term debt.......................................        143,923             113,852             133,334
   Repayment of long-term debt........................................        (97,225)            (94,553)           (110,654)
   Proceeds from sale of subordinated debt............................        131,572             133,948             118,371
   Redemption of subordinated debt....................................       (143,001)           (109,842)            (94,302)
   Payments on capitalized leases.....................................         (2,716)               (598)               (540)
   Proceeds from sale of stock........................................             13                  45                  18
   Redemption of stock................................................         (3,269)             (5,064)             (9,755)
   Cash dividends paid................................................         (3,275)             (3,532)             (3,943)
                                                                          ------------         -----------         -----------
Net cash flows from financing activities..............................        121,798              50,736              38,039
                                                                          ------------         -----------         -----------

Net increase (decrease) in cash and equivalents.......................         24,764               2,776                 311
Cash and equivalents at beginning of year.............................          4,480               1,704               1,393
                                                                          ------------         -----------         -----------
Cash and equivalents at end of year...................................    $    29,244          $    4,480          $    1,704
                                                                          ============         ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Agway Inc. was incorporated under the Delaware General Corporation Law in 1964 and is headquartered in DeWitt, New York. Agway is an agricultural cooperative directly engaged in manufacturing, processing, distribution and marketing of agricultural feed and agronomic products (seed and fertilizers) and services for its farmer-members and other customers, primarily in the northeastern United States and Ohio. In addition, Agway is involved in repackaging and marketing produce; and processing and marketing sunflower seeds. Agway, through certain of its subsidiaries, is involved in the distribution of petroleum products; the installation and servicing of heating, ventilation, and air- conditioning equipment; lease financing; the underwriting and sale of certain types of property and casualty insurance; and the sale of health insurance.

Fiscal Year
The fiscal year-end of Agway Inc. is on the last Saturday in June. Fiscal years ended June 24, 2000, June 26, 1999 and June 27, 1998, were comprised of 52 weeks. The fiscal year-end of certain of Agway's subsidiaries, including Agway Energy Products LLC, Telmark LLC, and Agway Insurance Company, is June 30, and these subsidiaries are consolidated on that basis.

Basis of Consolidation
The consolidated financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications
Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

Cash and Equivalents
Agway considers all investments with a maturity of three months or less when purchased to be cash equivalents. Certain cash accounts amounting to $10,103 and $4,480 at June 2000 and 1999, respectively, collateralize certain Telmark lease-backed notes payable. This cash is held in segregated cash accounts by Telmark pending distribution and is restricted in its use. Included in cash at June 2000 is $19,141 received on June 30, 2000, for the sale of six terminals by Agway Energy Products LLC. This cash was used to reduce debt on July 1, 2000.

Leases Receivable
Telmark lease contracts, which qualify as direct finance leases as defined by Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for
Leases," are accounted for by recording on the balance sheet the total future minimum lease payments receivable, plus the estimated unguaranteed residual value of leased equipment, less the unearned interest and finance charges. Unearned interest and finance charges represent the excess of the total future minimum lease payments, plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Interest and finance charge income is recognized as revenue, by using the interest method over the term of the lease, which for most commercial and agricultural leases is 60 months or less with a maximum of 180 months for buildings. Income recognition is suspended on all leases and notes which become past due greater than 120 days. Initial direct costs incurred in consummating a lease are capitalized as part of the investment in direct finance leases and amortized over the lease term as a reduction in the yield. Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing portfolio. The net investment in a lease is charged against the allowance for credit losses when determined to be uncollectible, generally within one year of becoming past due.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories
Inventories  are  stated  at the  lower  of cost or  market,  except  for  grain inventories associated with Agriculture's grain marketing program, which historically were marked to market. Effective May 2000, the grain marketing program ceased operations. For those inventories stated at cost, we use the average unit cost or the first-in, first-out method.

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

Marketable Securities
All marketable debt securities relate entirely to Agway's Insurance operations, are classified as available for sale, and are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income (loss).

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

Patronage refunds received from the cooperative bank are recorded as a reduction of interest expense and totaled approximately $1,200, $1,400 and $1,600 for the years ended June 2000, 1999 and 1998, respectively. Patronage refunds received on the stock of other cooperatives are reflected in other income.

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

Other Assets
Other assets include approximately $15,800 and $14,000 at June 2000 and 1999, respectively, of costs in excess of the fair value of net tangible assets acquired in purchase transactions (goodwill) as well as acquired non-compete agreements, customer lists, and trademarks. Goodwill and other intangible assets are amortized on a straight-line basis ($3,000 over 1 to 10 years, $9,700 over 15 to 20 years, and $3,100 over 40 years). Amortization included in operating results totaled approximately $2,000, $1,500 and $1,200 for fiscal years ending June 2000, 1999 and 1998, respectively. Other assets are reviewed for impairment, as described under Impairment of Long-Lived Assets below.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets
Long-lived assets and certain identifiable intangibles to be held and used by an entity are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The pre-tax charge for impairment is included in other income, net, on the consolidated statements of operations and totaled $400, $700 and $2,200 in 2000, 1999 and 1998, respectively.

Environmental Remediation Costs
Agway accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are considered in determining the Company's accrual for these losses.

Excise Taxes
Excise taxes included in product sales were approximately $68,900, $61,200 and $62,900 for the years ended June 2000, 1999 and 1998, respectively.

Advertising/Research and Development Costs
Agway expenses advertising and research and development costs as they are incurred. Advertising expense for the years ended June 2000, 1999 and 1998 was approximately $13,200, $11,600 and $9,300, respectively. Net research and development costs were approximately $2,900, $1,800 and $400 for the years ended June 2000, 1999 and 1998, respectively.

Income Taxes
Agway is subject to income taxes on all income not distributed to patrons as patronage refunds and provides for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is reasonably assumed. The provision for income taxes has been allocated between continuing and discontinued operations for all years presented.

Patronage Refunds
Patronage refunds are declared and paid at the discretion of the Board of Directors in accordance with the provision of the By-laws of Agway. Patronage refunds are based on taxable earnings on patronage business and, when declared, are paid in cash.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Future Accounting Requirements
The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 (as amended by SFAS No. 137) is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, (July 1, 2000, for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-priced asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

The Company estimates that on July 1, 2000, it will record a net-of-tax cumulative-effect loss of $1,100 to recognize at fair value the time value component of all option contracts which are excluded from the assessment of hedge effectiveness. The Company also estimates that it will record a net-of-tax cumulative-effect gain of $3,100 in other comprehensive income to recognize at fair value all derivative instruments that are designated as cash-flow hedging instruments.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


2.  AGWAY FINANCIAL CORPORATION

Agway Financial Corporation (AFC), a wholly owned subsidiary of Agway, is a Delaware corporation incorporated in 1986 with principal executive offices located in Wilmington, Delaware. AFC's principal business activities consist of securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for general corporate purposes to Agway and AFC's wholly owned subsidiary, Agway Holdings Inc. (AHI), and certain of AHI's subsidiaries. Major holdings of AHI include Agway Energy Products LLC and Agway Energy Services Inc. (Energy), Telmark LLC and its subsidiaries (Leasing), and Agway Insurance Company and Agway General Agency Inc. (Insurance). The payment of principal and interest on this AFC debt is guaranteed by Agway. This guarantee is full and unconditional, and joint and several. Telmark and Insurance finance their activities through their own operations or through a combination of their own short- and long-term credit facilities.

In exemptive relief granted pursuant to a "no action letter" issued by the staff of the SEC, AFC is not required to file periodic reports with the SEC for itself but does report summarized financial information in Agway's financial statement footnotes. However, as required by the 1934 Act, the summarized financial information concerning AFC and consolidated subsidiaries, as of the fiscal year ended, is as follows:

                                                                          June 2000          June 1999        June 1998
                                                                        -------------      ------------      ------------
Net sales and revenues................................................  $    801,350       $   580,883       $   625,555
Operating earnings....................................................        32,933            46,120            46,248
Net earnings (loss)...................................................         6,886            (6,659)             (765)


                                                                          June 2000          June 1999
                                                                        -------------      ------------
Current assets........................................................  $    690,935       $   567,602
Properties and equipment, net.........................................        79,178            86,018
Noncurrent assets.....................................................       618,303           557,688
                                                                        -------------      ------------
Total assets..........................................................  $  1,388,416       $ 1,211,308
                                                                        =============      ============

Current liabilities...................................................  $    112,259       $    67,391
Short-term notes payable..............................................       177,576            81,800
Current portion of long-term debt.....................................       190,524           169,236
Long-term debt........................................................       273,814           264,021
Subordinated debt.....................................................       417,749           409,335
Noncurrent liabilities................................................        13,904            23,262
Shareholder's equity..................................................       202,590           196,263
                                                                        -------------      ------------
Total liabilities and shareholder's equity............................  $  1,388,416       $ 1,211,308
                                                                        =============      ============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


3.  LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Net investments in leases at fiscal year-end were as follows:

                                                                            June 2000          June 1999
                                                                          -------------      -------------
Leases (minimum payments):
      Commercial and agricultural....................................     $    860,788       $    740,012
      Retail.........................................................           20,388             28,349
                                                                          -------------      -------------
          Total leases...............................................          881,176            768,361
Unearned interest and finance charges................................         (239,358)          (198,953)
Net deferred origination costs.......................................           13,568             11,591
                                                                          -------------      -------------
      Net investment.................................................          655,386            580,999
Allowance for credit losses..........................................          (32,536)           (29,978)
                                                                          -------------      -------------
      Net leases receivable..........................................     $    622,850       $    551,021
                                                                          =============      =============

Included within the above are estimated unguaranteed residual values of leased property approximating $92,700 and $82,100 at June 2000 and 1999, respectively. Additionally, as of June 2000 and 1999, the recognition of interest income was suspended on approximately $6,000 and $4,900, respectively, of net leases.

Contractual maturities of leases (minimum payments) over the next five years and thereafter are as follows at June 2000: $236,900 in 2001; $188,500 in 2002; $141,000 in 2003; $99,200 in 2004; $62,700 and 2005; and $152,800 thereafter.


4.  INVENTORIES

Inventories consist of the following:

                                                                            June 2000         June 1999
                                                                          -------------      ------------
Finished goods.......................................................     $    101,859       $     77,911
Raw materials........................................................            7,982              6,892
Supplies.............................................................            2,099              1,827
                                                                          -------------      -------------
      Total inventories..............................................     $    111,940       $     86,630
                                                                          =============      =============



                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


5.  MARKETABLE SECURITIES

All marketable debt securities relate entirely to Agway's insurance operations and are classified as available-for-sale marketable securities. At June 2000, we did not hold any debt from a single issuer that exceeded 10 percent of shareholders' equity. Marketable securities are summarized as follows:

                                                                                    Gross          Gross
                                                                   Amortized      Unrealized     Unrealized       Fair
                                                                     Cost            Gains         Losses         Value
                                                                 -------------   ------------   ------------   ----------
June 2000
---------
U.S. government securities and obligations....................   $      5,236    $         9    $      (202)   $    5,043
Mortgage-backed securities....................................         14,256             21           (294)       13,983
Corporate securities..........................................         17,972              0           (744)       17,228
                                                                 -------------   ------------   ------------   -----------
      Total available-for-sale marketable securities..........   $     37,464    $        30    $    (1,240)   $   36,254
                                                                 =============   ============   ============   ===========

                                                                                      Gross         Gross
                                                                    Amortized      Unrealized    Unrealized       Fair
                                                                      Cost            Gains        Losses         Value
                                                                 -------------   ------------   ------------   -----------
June 1999
---------
U.S. government securities and obligations....................   $      3,842    $        12    $       (95)   $    3,759
Mortgage-backed securities....................................         13,116             40           (136)       13,020
Corporate securities..........................................         18,504             36           (220)       18,320
                                                                 -------------   ------------   ------------   -----------
      Total available-for-sale marketable securities..........   $     35,462    $        88    $      (451)   $   35,099
                                                                 =============   ============   ============   ===========

The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other-than-temporary, and interest and dividends are included in income. Gross gains of approximately $0, $4 and $81 were realized on sales of debt securities in 2000, 1999 and 1998, respectively. Gross losses realized on sales of debt securities totaled approximately $74, $36 and $150 in 2000, 1999 and 1998, respectively.

The amortized cost and the fair value of available-for-sale debt securities at June 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                 Amortized        Fair
                                                                                                    Cost          Value
                                                                                                ------------   -----------
Due within one year or less.................................................................    $     1,199    $    1,198
Due after one year through five years.......................................................          7,070         6,894
Due after five years through ten years......................................................         13,624        13,033
Due after ten years.........................................................................         15,571        15,129
                                                                                                ------------   -----------
                                                                                                $    37,464    $   36,254
                                                                                                ============   ===========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


6.  OTHER SECURITY INVESTMENTS

Other security investments consist of the following:

                                                                                  June 2000          June 1999
                                                                                -------------      -------------
CF Industries, Inc...........................................................   $     25,260       $     25,260
CoBank, ACB..................................................................         16,648             17,445
Other........................................................................          9,564              8,305
                                                                                -------------      -------------
                                                                                $     51,472       $     51,010
                                                                                =============      =============

7.  PROPERTIES AND EQUIPMENT

Properties and equipment, at cost, including capital leases, consist of the following at:

                                                                 Owned             Leased            Combined
                                                             -------------      -------------      ------------
June 2000
---------
Land and land improvements................................   $     21,381       $          0       $    21,381
Buildings and leasehold improvements......................         93,290              7,061           100,351
Machinery and equipment...................................        307,372                473           307,845
Capital projects in progress..............................         13,720                  0            13,720
                                                             -------------      -------------      ------------
                                                                  435,763              7,534           443,297
Less: accumulated depreciation and amortization...........        263,624              3,889           267,513
                                                             -------------      -------------      ------------

Properties and equipment, net.............................   $    172,139       $      3,645       $   175,784
                                                             =============      =============      ============


                                                                 Owned              Leased            Combined
                                                             -------------      -------------      ------------
June 1999
---------
Land and land improvements................................   $     21,801       $          0       $    21,801
Buildings and leasehold improvements......................         90,609              4,466            95,075
Machinery and equipment...................................        306,957                473           307,430
Capital projects in progress..............................         16,736                  0            16,736
                                                             -------------      -------------      ------------
                                                                  436,103              4,939           441,042
Less: accumulated depreciation and amortization...........        261,231              3,550           264,781
                                                             -------------      -------------      ------------

Properties and equipment, net.............................   $    174,872       $      1,389       $   176,261
                                                             =============      =============      ============

Depreciation and amortization expense relating to properties and equipment amounted to approximately $24,200, $19,600 and $22,400 in 2000, 1999 and 1998,
respectively.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


8.  INCOME TAXES

The provision for income taxes consists of the following:

                                                                    June 2000          June 1999          June 1998
                                                                ----------------    ---------------    --------------
Continuing operations:
       Current:
           Federal..........................................    $         7,968     $        4,844     $        1,283
           State............................................              1,653              1,574              3,899
      Deferred..............................................            ( 2,757)             3,841              8,985
                                                                ----------------    ---------------    ---------------
                                                                $         6,864     $       10,259     $       14,167
                                                                ================    ===============    ===============

Discontinued operations:
      Current:
           Federal..........................................    $        (7,968)    $       (6,099)    $       (2,414)
           State............................................               (448)              (397)                41
      Deferred..............................................               (175)               410                283
                                                                ----------------    ---------------    ---------------
                                                                $        (8,591)    $       (6,086)    $       (2,090)
                                                                ================    ===============    ===============

The deferred tax provision on the cumulative effect of accounting change in 1998 was $16,500.

The effective income tax rate on earnings from continuing operations before income taxes differs from the federal statutory regular tax rate as follows:

                                                                    June 2000          June 1999          June 1998
                                                                ----------------    ---------------    --------------
Statutory federal income tax rate...........................               35.0%              35.0%             35.0%

Tax effects of:
      State income taxes, net of federal benefit (1)........               12.6                6.0              11.5
      Nondeductible items (2)...............................                5.1                3.5               2.1
      Other items...........................................                0.0               (0.3)             (1.7)
                                                                ----------------    ---------------    --------------
           Effective income tax rate........................               52.7%              44.2%             46.9%
                                                                ================    ===============    ==============

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


8.  INCOME TAXES (CONTINUED)

The components of the deferred tax assets and liabilities were as follows:

                                                                                  June 2000      June 1999
                                                                                  ----------     ----------
Deferred tax assets:
      Net operating loss (NOL) carryforward....................................   $   23,251     $   15,214
      Medical liabilities......................................................       10,433          9,517
      Other liabilities........................................................       13,268         10,750
      Self-insurance reserves..................................................        9,406          8,268
      Alternative minimum tax (AMT) credit carryforward........................        6,005          6,005
      Deferred compensation....................................................        4,854          4,977
      Inventory allowance......................................................        3,172          3,249
      Accounts receivable allowance............................................        2,704          2,315
      Environmental liabilities................................................        2,297          2,129
      Investment tax credit (ITC) carryforward.................................        1,604          1,604
                                                                                  -----------    -----------
           Total deferred tax asset............................................       76,994         64,028
                                                                                  -----------    -----------

Deferred tax liabilities:
      Pension assets...........................................................       76,729         71,231
      Excess of tax-over-book depreciation.....................................       17,617         14,975
      Net leasing activity.....................................................        6,748         (1,123)
      Prepaid medical expenses.................................................        1,039          6,212
      Other assets   ..........................................................        1,120          1,749
                                                                                  -----------    -----------
           Total deferred tax liability........................................      103,253         93,044
                                                                                  -----------    -----------
                Net deferred tax liability.....................................   $  (26,259)    $  (29,016)
                                                                                  ===========    ===========

Agway's net deferred tax liability at June 2000 and 1999 of $26,259 and $29,016, respectively, consists of a net current asset of $28,887 and $22,316 included in prepaid expenses and a net long-term liability of $55,146 and $51,332 included in other liabilities, respectively. Based on Agway's history of taxable earnings and our expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize all of its net deferred tax assets.

At June 2000, the federal AMT credit can be carried forward indefinitely. The net operating loss (NOL) carryforward expires at various intervals between 2010 and 2020, and the ITC carryforward expires in 2002 and 2003.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


9.  SHORT-TERM NOTES PAYABLE

As of June 2000, Agway had certain facilities available with various financial institutions whereby lenders have agreed to provide funds up to $401,700 to separately financed units of Agway as follows: AFC - $65,000 and Telmark - $336,700. The AFC amount is a $65,000 short-term line of credit. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank standby letter of credit. Letters of credit of $23,000, which are primarily used to back general liability claims, are also available to AFC. At June 2000, letters of credit issued for that purpose totaled approximately $17,900. The carrying amounts of Agway's short-term borrowings approximate their fair value and were as follows:

                                                                    AFC
                                                                 (excluding
                                                                  Telmark)        Telmark          Total
                                                                 ------------   ------------    ----------
June 2000
---------
Bank lines of credit..........................................   $    51,900    $    75,676     $  127,576
Commercial paper..............................................        50,000              0         50,000
                                                                 ------------   ------------    -----------
                                                                 $   101,900    $    75,676     $  177,576
                                                                 ============   ============    ===========
Weighted average interest rate................................         7.93%          7.36%
                                                                 ============   ============

                                                                    AFC
                                                                  (excluding
                                                                   Telmark)       Telmark          Total
                                                                 ------------   ------------    -----------
June 1999
---------
Bank lines of credit..........................................   $         0    $    43,300     $  43,300
Commercial paper..............................................        38,500              0        38,500
                                                                 ------------   ------------    -----------
                                                                 $    38,500    $    43,300     $  81,800
                                                                 ============   ============    ===========
Weighted average interest rate................................           5.0%          5.8%
                                                                 ============   ============

The interest rate charged on commercial paper and bank lines of credit ranged from 5.02% to 10.15% at June 2000.

The $65,000 short-term line of credit and the $50,000 commercial paper facility available to AFC at June 2000 require collateralization using certain of Agway's accounts receivable and non-petroleum inventories (collateral). The line of credit additionally requires Agway's investment in bank stock, which had a book value of $3,000 and $4,700 at June 2000 and 1999, respectively, as additional collateral. The maximum amounts that can be drawn under these AFC agreements are subject to a limitation based on a specific calculation relating to the collateral available. Adequate collateral existed throughout 2000 to permit AFC to borrow amounts to meet the ongoing needs of Agway and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires Agway to maintain specific quarterly levels of interest coverage, monthly levels of tangible retained earnings, monthly current ratios and limits available credit to a multiple of earnings as defined in the agreement. Other covenants limit capital expenditures to agreed upon levels during the term of the agreements, require the monthly maintenance of senior liabilities to tangible capital ratios as defined in the agreements and the maintenance of a minimum total of $425,000 in Agway preferred stock and AFC subordinated debt. The required minimum level of preferred stock on subordinated debt has historically been at levels that do not interfere with the normal volume of requests Agway has received and fulfilled to repurchase such securities at par value or principal amount prior to maturity.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


9.  SHORT-TERM NOTES PAYABLE (CONTINUED)

The earnings level as measured at June 2000 was not adequate to support the borrowing level under these agreements. Borrowing requirements since autumn 1999 have been and remain high relative to the prior year. This has principally been to support high working capital requirements, particularly in Agway's energy business, where cost of petroleum products has increased accounts receivable and inventory levels. For the year ended June 2000, Agway did not meet the interest coverage, tangible retained earnings, or the multiple of earnings ratio covenants set forth in the agreements. Additionally, for the months of July and August 2000, Agway did not meet the current ratio covenant. The banks have waived violations of covenants and borrowing limits and have amended these measurements and covenants to agreed upon levels of financial performance through December 2000, the remaining term of these credit arrangements. These revised borrowing limits and financial covenants are expected to continue to be restrictive through December 2000, and, given the historical volatility of Agway's operating results, may be violated in the ensuing months. Agway, however, is anticipating a continuation of high-cost petroleum products through the winter of 2001 and, accordingly, has commenced negotiations with several lenders to increase and restructure its credit facilities effective January 1, 2001. The restructured credit facilities are anticipated to include increased lines of credit without a commercial paper program. Agway's existing banks have expressed interest in participating in the restructured lines of credit at reduced levels from their current commitment. AFC annually renews its lines of credit in the quarter ended December 31. Agway expects to continue to have appropriate and adequate financing to meet its ongoing needs. However, we are presently in negotiations for these new credit facilities, therefore, there is no assurance that the Company will achieve the desired levels of financing, and the terms of such financing, as ultimately negotiated, cannot be determined at this time.

Telmark borrows under short-term line of credit agreements and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. The current uncommitted short-term line of credit agreements permit Telmark to borrow up to $86,700 on an uncollateralized basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $250,000 partially collateralized revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The facility is collateralized by Telmark's investment in the bank stock, which has a book value of $13,600 and $12,800 at June 2000 and 1999, respectively. The $86,700 lines of credit all have terms expiring during the next 12 months. The total amounts outstanding as of June 2000 and 1999 under the short-term lines of credit were $75,200 and $500, respectively, and under the short-term component of the revolving term loan facility were $35,000 and $8,300, respectively. The portion of the revolving term loan that is long term at June 2000 and 1999 was $164,000 and $148,000, respectively.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


10.  DEBT

Long-Term Debt:

Long-term debt consists of the following at June 2000:

                                                                                   AFC
                                                                                (excluding
                                                                    Agway        Telmark)       Telmark        Total
                                                                 ------------   -----------   -----------   -----------
Notes payable - banks (a) .................................      $         0    $      525    $  164,000    $  164,525
Notes payable - insurance companies (b)(c) ................                0             0       240,256       240,256
Other......................................................            9,776         2,432             0        12,208
                                                                 ------------   -----------   -----------   -----------
Subtotal long-term debt, excluding capital leases..........            9,776         2,957       404,256       416,989
Obligations under capital leases...........................            1,560             0             0         1,560
                                                                 ------------   -----------   -----------   -----------
Total long-term debt.......................................           11,336         2,957       404,256       418,549
Less: current portion......................................            2,812           626       132,773       136,211
                                                                 ------------   -----------   -----------   -----------
                                                                 $     8,524    $    2,331    $  271,483    $  282,338
                                                                 ============   ===========   ===========   ===========

Long-term debt consists of the following at June 1999:
                                                                                    AFC
                                                                                (excluding
                                                                      Agway      Telmark)       Telmark        Total
                                                                 ------------   -----------   -----------   -----------
Notes payable - banks (a)..................................      $         0    $    1,225    $   148,000   $  149,225
Notes payable - insurance companies (b)(c).................                0             0        204,801      204,801
Other......................................................           14,002         2,263              0       16,265
                                                                 ------------   -----------   -----------   -----------
Subtotal long-term debt, excluding capital leases..........           14,002         3,488        352,801      370,291
Obligations under capital leases...........................            1,681             0              0        1,681
                                                                 ------------   -----------   -----------   -----------
Total long-term debt.......................................           15,683         3,488        352,801      371,972
Less: current portion......................................            2,204           807         91,461       94,472
                                                                 ------------   -----------   -----------   -----------
                                                                 $    13,479    $    2,681    $   261,340   $  277,500
                                                                 ============   ===========   ===========   ===========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


10.  DEBT (CONTINUED)

(a) The portion of Telmark's revolving term loan facility that is long term at June 2000 of $164,000 bears interest at fixed rates ranging from 5.56% to 7.67%, payments commencing July 2000 with final installments due in April 2004. As of June 2000, under an AFC loan agreement bearing an interest rate of 8.58%, principal of $525 is payable in quarterly installments of $175 commencing August 2000 and ending in February 2001. (See Note 9 for discussions of collateralization and/or financial covenants relating to Telmark's and AFC's notes payable to banks.)

(b) At June 2000, Telmark also had balances outstanding on uncollateralized senior note private placements totaling $122,000. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to each other and each contains financial covenants based on Telmark's financial statements, the most restrictive of which prohibit (i) tangible net worth (defined as consolidated tangible assets less total liabilities (excluding any notes payable to Agway Holdings, Inc.-AHI)), from being less than an amount equal to or greater than the sum of $85,000, plus 50% of all net income (if a positive number) for all fiscal years ending after January 1, 2000 (as of June 2000 required minimum net worth is $90,900), (ii) the ratio of (a) total liabilities less subordinated notes payable to AHI to (b) members' equity plus subordinated notes payable to AHI from exceeding 5:1, (iii) the ratio of earnings available for fixed charges from being less than 1.25:1, and (iv) equity distributions and restricted investments (as defined) made after July 1, 1999, from exceeding 50% of consolidated net income for the period beginning on July 1, 1999, through the date of determination, inclusive. As of June 2000, $900 of Telmark's member equity was free of this restriction. For the year ended June 2000, Telmark complied with all its covenants contained in its borrowing arrangements.

(c) Telmark, through three wholly owned special purpose subsidiaries, has six classes of lease-backed notes outstanding totaling $118,300 and $58,800 at June 2000 and 1999, respectively, payable to insurance companies. Interest rates on these classes of notes range from 6.5% to 9.1%. The notes are collateralized by leases, which Telmark sold to these subsidiaries, having an aggregate present value of contractual lease payments equal to the principal balance of the notes, and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. The scheduled maturity of these notes is in varying amounts and dates through December 2008.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

10.  DEBT (CONTINUED)

Subordinated Debt:
Subordinated debt consists of the following at June 2000:

                                                                         AFC
                                                                      (excluding
                                                                       Telmark)          Telmark           Total
                                                                     ------------     -------------     -----------
Subordinated debentures, due 2001 to 2008,
      interest at a weighted average rate of 8.0%
      with a range of 6.0% to 8.75%............................      $     7,177      $     37,398      $    44,575
Subordinated money market certificates,
      due 2000 to 2014, interest at a weighted average
      rate of 8.0% with a range of 4.5% to 9.5%................          430,299                 0          430,299
                                                                     ------------     -------------     -----------
Total long-term subordinated debt..............................          437,476            37,398          474,874
Less:  current portion.........................................           51,628             5,497           57,125
                                                                     ------------     -------------     -----------
                                                                     $   385,848      $     31,901      $   417,749
                                                                     ============     =============     ===========

Subordinated debt consists of the following at June 1999:
                                                                         AFC
                                                                     (excluding
                                                                       Telmark)          Telmark           Total
                                                                     ------------     -------------     -----------
Subordinated debentures, due 1999 to 2003,
      interest at a weighted average rate of 8.1%
      with a range of 7.0% to 8.5%.............................      $    19,711      $     37,633      $    57,344
Subordinated money market certificates,
      due 1999 to 2013, interest at a weighted average
      rate of 8.0% with a range of 4.5% to 9.5%................          428,959                 0          428,959
                                                                     ------------     -------------     -----------
Total long-term subordinated debt..............................          448,670            37,633          486,303
Less:  current portion.........................................           58,768            18,200           76,968
                                                                     ------------     -------------     -----------
                                                                     $   389,902      $     19,433      $   409,335
                                                                     ============     =============     ===========

AFC's subordinated debt is not redeemable by the holder, though AFC historically has had a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase prior to maturity. However, AFC is under no obligation to repurchase such debt when so presented, and AFC may stop or suspend this repurchase practice at any time. In addition, the terms or conditions of the lines of credit discussed in Note 9, as ultimately negotiated, may cause AFC to limit or cease its past practices with regard to the repurchase of subordinated debt. The AFC subordinated debt bears interest payable semiannually on January 1 and July 1 of each year and for Telmark is payable quarterly on January 1, April 1, July 1, and October 1. The interest rates of AFC money market certificates and Telmark's debentures are at the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks.

Maturities:
Aggregate annual maturities on long-term debt during the next five years ending June and thereafter are as follows:

                                                     Capital                                           Subordinated
                                                      Leases           Borrowings          Total            Debt
                                                   -----------        -------------     ------------    -----------
2001...........................................    $      190         $    136,095      $   136,285     $   57,125
2002...........................................           248              109,358          109,606         58,827
2003...........................................           248               88,814           89,062         46,268
2004...........................................           248               69,976           70,224         49,517
2005...........................................           248                8,813            9,061         18,041
Thereafter.....................................         1,069                3,933            5,002        245,096
Imputed interest...............................          (691)                   0             (691)             0
                                                   -----------        -------------     ------------    -----------
Total..........................................    $    1,560         $    416,989      $   418,549     $  474,874
                                                   ===========        =============     ============    ===========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


11.  COMMITMENTS AND CONTINGENCIES

Environmental
Agway and its subsidiaries are subject to various laws and governmental regulations concerning environmental matters. We expect to be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and at sites with underground fuel storage tanks. We will also incur other expenses associated with environmental compliance. As part of its long-term environmental protection program, Agway spent approximately $400 in 2000 on capital projects related principally to comply with Pennsylvania above-ground storage tank regulation. Agway expects to have approximate expenses in the amount of $500 in 2001 associated with this compliance.

At June 2000, Agway is designated as a PRP under CERCLA or as a third party by the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Agway's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in the determination of our estimated liability.

We continually monitor our operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Estimates of the extent of our degree of responsibility of a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. However, we believe that past experience provides a reasonable basis for estimating our liability. As additional information becomes available, estimates are adjusted as necessary. While we do not anticipate that any such adjustment would be material to our financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the reserves established will cause future cash outlays over at least five years based upon current estimates, and it is not expected that such outlays will materially impact Agway's liquidity position.

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

Commitments to extend credit at Agway's leasing subsidiary, Telmark, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Outstanding commitments to extend lease financing at June 2000 approximated $4,400.

Rent expense for the years ended June 2000, 1999 and 1998 was approximately $16,500, $14,700 and $12,400, respectively. Future minimum payments under noncancelable operating leases approximate $11,500, $11,300, $10,400, $9,400 and $8,500 for the years ending June 2001 through 2005, respectively, and approximately $10,200 thereafter.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


12.  PREFERRED STOCK

Values are whole numbers except where noted as (000s).

                                                                                  Preferred Stock
                                            -------------------------------------------------------------------------------
                                                                     Cumulative
                                            -----------------------------------------------------   Honorary       Dollar
                                                6%             8%           8%             7%        Member        Amount
                                             Series A      Series B     Series B-1      Series C    Series HM     in 000s
                                            -----------   -----------   -----------   -----------   ----------   ----------
Par Value.................................  $      100    $      100    $      100    $      100    $      25
                                            ===========   ===========   ===========   ===========   ==========
Shares Authorized.........................     350,000       250,000       140,000       150,000       80,000
                                            ===========   ===========   ===========   ===========   ==========
Shares Outstanding:
   Balance June 1997......................     229,939       237,227        18,360        89,242        2,554    $   57,541
      Issued (redeemed), net..............     (76,763)       (1,081)         (350)      (18,506)          27        (9,670)
                                            -----------   -----------   -----------   -----------   ----------   ----------
   Balance June 1998......................     153,176       236,146        18,010        70,736        2,581    $   47,871
      Issued (redeemed), net..............     (19,405)       (1,357)            0       (28,782)           3        (4,954)
                                            -----------   -----------   -----------   -----------   ----------   ----------
   Balance June 1999......................     133,771       234,789        18,010        41,954        2,584    $   42,917
      Issued (redeemed), net..............     (10,451)       (2,044)            0       (19,702)        (100)       (3,222)
                                            -----------   -----------   -----------   -----------   ----------   ----------
   Balance June 2000......................     123,320       232,745        18,010        22,252        2,484    $   39,695
                                            ===========   ===========   ===========   ===========   ==========   ==========

                                                                   Preferred Stock
                                            ------------------------------------------------------------------
                                                                     Cumulative
                                            -----------------------------------------------------   Honorary
                                                 6%            8%           8%            7%         Member
                                             Series A      Series B     Series B-1     Series C     Series HM
                                            -----------   -----------   -----------   -----------   ----------
Annual Dividends Per Share:
   June 1998..............................  $     6.00    $     8.00    $     8.00    $     7.00    $    1.50
   June 1999..............................  $     6.00    $     8.00    $     8.00    $     7.00    $    1.50
   June 2000..............................  $     6.00    $     8.00    $     8.00    $     7.00    $    1.50

Shares Held in Treasury (purchased at
  par value):
   June 1998..............................     196,823        13,854       121,990        79,274          970
   June 1999..............................     216,228        23,565       121,990       108,056        1,070
   June 2000..............................     226,681        25,610       121,990       127,763        1,202

There are 10,000 shares of authorized preferred stock undesignated as to series, rate, and other attributes. The Series A preferred stock has priority with respect to the payment of dividends. Agway maintains the practice of providing a market by repurchasing, at par, preferred stock as the holders elect to tender the securities for repurchase, subject to Board of Directors' approval. As discussed in Note 9, Agway is presently in negotiations for new credit facilities and, depending on the outcome of these negotiations, may limit or cease its practice of repurchasing preferred stock. The Series HM preferred stock may be issued only to former members of Agway and no more than one share of such stock may be issued to any one person. The preferred stock has no pre-emptive or conversion rights.
                                       56

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


13.  RETIREMENT BENEFITS

Pension Plan
The Employees' Retirement Plan of Agway Inc. is a non-contributory defined benefit pension plan covering the majority of employees of Agway Inc. The plan's benefit formulae through June 1998 based payment to retired employees generally upon years of credited service and a percentage of qualifying compensation during the final years of employment. Effective July 1, 1998, the plan's benefit formulae base payment on a pension equity formula and also include incentive compensation as pensionable earnings for all employees. Generally, pension costs are funded annually at no less than the amount required by law and no more than the maximum allowed by federal income tax guidelines. The vested benefit obligation is based on the actuarial present value of the benefits that the employee would be entitled to at the expected retirement date.

The majority of the plan's investments consist of U.S. government and agency securities, U.S. corporate bonds, U.S. and foreign equities, equity and bond funds and temporary investments (short-term investments in demand notes and money market funds). At June 2000 and 1999, retirement plan assets included Agway debt securities and preferred stock with estimated fair values of $15,100 and $18,600, respectively.

The Employees' Retirement Plan of Agway Inc. has assets that exceed the benefit obligation. The following tables set forth the plan's funded status and amounts recognized in Agway's consolidated financial statements at June 2000 and 1999 as a net pension asset. The net pension income is summarized for each of the three years ended June 2000:

                                                                                      2000                 1999
                                                                                   ------------        ------------
Change in Benefit Obligation
----------------------------
Benefit obligation at beginning of year.........................................   $   345,917         $   332,719
Service cost (with interest)....................................................         9,975               9,835
Interest cost...................................................................        24,661              23,948
Amendments.....................................................................              0              24,772
Curtailment.....................................................................           458                   0
Actuarial (loss) gain...........................................................        (6,738)            (11,042)
Benefits paid...................................................................       (35,770)            (34,315)
                                                                                   ------------        ------------
Benefit obligation at end of year...............................................   $   338,503         $   345,917
                                                                                   ============        ============

Change in Plan Assets
---------------------
Fair value of plan assets at beginning of year..................................   $   578,975         $   582,988
Actual return on plan assets....................................................        26,428              30,302
Benefits paid...................................................................       (35,770)            (34,315)
                                                                                   ------------        ------------
Fair value of plan assets at end of year........................................   $   569,633         $   578,975
                                                                                   ============        ============

Funded status...................................................................   $   231,130         $   233,058
Unrecognized prior service cost.................................................        23,219              31,621
Unrecognized net gain...........................................................       (40,894)            (61,814)
Unrecognized net transition obligation..........................................             0              (4,705)
                                                                                   ------------        ------------
Net pension asset...............................................................   $   213,455         $   198,160
                                                                                   ============        ============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


13.  RETIREMENT BENEFITS (CONTINUED)

Pension Plan (continued)

                                                                              2000             1999             1998
                                                                        --------------     ------------     ------------
Components of Net Pension Income
--------------------------------
Service cost (with interest)..........................................  $       9,975      $     9,835      $     5,373
Interest cost.........................................................         24,661           23,948           22,547
Expected return on plan assets........................................        (53,350)         (53,682)         (54,078)
Amortization of:
    Transition obligation.............................................         (4,705)          (4,705)          (4,705)
    Prior service cost................................................          4,134            4,566            2,314
    Actuarial gains and losses........................................           (278)          (1,330)          (3,360)
Recognized curtailment (gain)/loss....................................          4,268                0                0
                                                                        --------------     ------------     ------------
Net pension income....................................................  $     (15,295)     $   (21,368)     $   (31,909)
                                                                        ==============     ============     ============

Weighted-Average Assumptions as of June 30
------------------------------------------
Discount rate.........................................................           7.75%            7.50%            7.00%
Expected return on plan assets........................................           9.75%            9.50%           10.25%
Rate of compensation increase.........................................           5.00%            5.00%            5.00%

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

In October 1999, Agway's Board of Directors approved a plan to restructure the Company's retail operations by converting the majority of the Agway-owned and operated retail stores into dealer-owned and operated stores. As a result of a large number of Agway employees leaving the Company, a curtailment of both the pension and postretirement benefit plans occurred. The impact of this curtailment was as follows:

                                                   Pension     Postretirement
                                                 -----------   --------------
Change in benefit obligation..................   $       458     $      424
Curtailment charge............................   $     4,268     $    1,451

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


13.  RETIREMENT BENEFITS (CONTINUED)

Postretirement Benefits
Agway provides postretirement health care and life insurance benefits to eligible retirees and their dependents. Eligibility for benefits depends upon age and years of service. Agway's postretirement benefit plans are not funded. The accrued postretirement benefit cost expected to be paid in the next year is in other current liabilities, while the remaining amount is included in other liabilities. The reconciliation of funded status and the net periodic postretirement benefit cost recognized in Agway's consolidated financial statements at June 2000, 1999 and 1998 were as follows:

                                                                                                     2000              1999
                                                                                                -------------      -------------
Change in Benefit Obligation
----------------------------
Benefit obligation at beginning of year......................................................   $    (43,937)      $     (43,985)
Service cost (with interest).................................................................           (685)               (699)
Interest cost................................................................................         (3,118)             (3,028)
Plan participant contributions...............................................................         (1,502)             (1,563)
Actuarial loss...............................................................................          2,360                (528)
Curtailment..................................................................................            424                   0
Benefits paid................................................................................          5,754               5,866
                                                                                                -------------      --------------
Benefit obligation at end of year............................................................   $    (40,704)      $     (43,937)
                                                                                                =============      ==============

Funded status................................................................................   $    (40,704)      $     (43,937)
Unrecognized prior service cost..............................................................          1,038               1,261
Unrecognized net loss........................................................................         (2,067)                717
Unrecognized net transition obligation.......................................................         15,042              17,583
                                                                                                -------------      --------------
Accrued postretirement benefit cost..........................................................   $    (26,691)      $     (24,376)
                                                                                                =============      ==============


                                                                              2000                   1999               1998
                                                                          --------------        -------------      --------------
Components of Net Periodic Postretirement Benefit Cost
------------------------------------------------------
Service cost (with interest)...........................................   $         685         $        699       $         601
Interest cost..........................................................           3,118                3,028               3,110
Amortization of:
    Transition obligation..............................................           1,188                1,255               1,255
    Prior service cost.................................................             125                  132                 132
    Gains and losses...................................................               0                    0                   0
Recognized curtailment (gain)/loss.....................................           1,451                    0                   0
                                                                          --------------        -------------      --------------
Net periodic postretirement expense....................................   $       6,567         $      5,114       $       5,098
                                                                          ==============        =============      ==============

In determining the benefit obligation, the weighted average discount rate used was 7.75% and 7.5% at June 2000 and 1999, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effect:

                                                                                                   1% Point           1% Point
                                                                                                   Increase           Decrease
                                                                                                ------------       --------------
As of June 2000
---------------
Effect on total of services and interest cost components.....................................   $       196        $        (168)
Effect on year-end benefit obligation........................................................         1,310               (1,142)

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


13.  RETIREMENT BENEFITS (CONTINUED)

Postretirement Benefits (continued)
For measurement purposes, the assumed health care cost trend rate used to measure Agway's accumulated benefit obligation for persons under age 65 was 6.8% for June 2000 and 7.5% for June 1999. The health care cost trend rate assumption for fiscal 2001 and forward at June 2000 decreases gradually until the year 2004, when the ultimate trend rate is then fixed at 5%. For persons over age 65, Agway has an insured medical program limiting Agway's subsidy to a per month/per retiree basis.

See Pension Plan section of this footnote for discussion of the postretirement plan curtailment in 2000.

Employees' Thrift Investment Plan
The Agway Inc. Employees' 401(k) Thrift Investment Plan is a defined contribution plan covering a substantial majority of employees of Agway and its subsidiaries. Under the plan, each participant may invest up to 15% of his or her salary, of which a maximum of 6% qualifies for Agway matching. Participant contributions are invested at the option of the participant in any combination of four funds.

Agway will contribute an amount of at least 10%, but not more than 50%, of each participant's regular contributions, as defined, up to 6% of his or her salary on an annual basis. Agway contributions to this plan for years ended June 2000, 1999 and 1998 were approximately $1,600, $1,300 and $1,300, respectively. For the years ended June 2000, 1999 and 1998, the Board of Directors of Agway approved an additional match of 20% to supplement the minimum contribution level of 10%.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


14.  FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING

Agway reports its operations principally in five business segments as follows:

(1) AGRICULTURE engages in the manufacturing, processing, marketing, and direct distribution of various animal feeds, crop inputs, fertilizers and farm supplies and services for its farmer-members and other customers primarily in the northeastern United States and Ohio. The former Retail segment that was combined with Agriculture in April 1999 is reflected as a discontinued operation in these financial statements and is not included in the results of the Agriculture segment for all years presented.

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

(4) LEASING, through Telmark LLC, is principally engaged in the business of leasing agricultural-related equipment, vehicles, and buildings to farmers and other customers in rural communities. Interest income for the Leasing segment is reported as net sales and revenues. Interest expense is reported as cost and expenses from leasing operations (cost of sales).

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

The Other category within the summary of business segments includes net corporate expenses, pension income, intersegment eliminations, interest and taxes.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


14.  FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING (CONTINUED)

                                                Country
                                                Products
Year ended June 2000           Agriculture       Group          Energy        Leasing      Insurance      Other(a)    Consolidated
--------------------           ------------   ------------   ------------   -----------   -----------   -----------   ------------
Net sales and revenues to
  unaffiliated customers.....  $   488,417    $   190,221    $   644,455    $   76,626    $   27,153    $       14    $  1,426,886
Intersegment sales and
  revenues...................       20,268         11,780            438           159             0       (32,645)              0
                               ------------   ------------   ------------   -----------   -----------   -----------   ------------
   Total sales and revenues    $   508,685    $   202,001    $   644,893    $   76,785    $   27,153    $  (32,631)   $  1,426,886
                               ============   ============   ============   ===========   ===========   ===========   ============

Operating earnings (loss)....  $   (13,016)          (384)         9,001        20,059            30         2,184          17,874
Interest income..............        5,767            153             34             0             0         2,454           8,408
Interest expense.............      (13,263)        (2,902)        (5,664)            0            (7)      (17,163)        (38,999)
Other income, net............        6,972            248         18,655             0            17          (159)         25,733
                               ------------   ------------   ------------   -----------   -----------   -----------   ------------
Earnings (loss) before
  income taxes...............  $   (13,540)   $    (2,885)   $    22,026    $   20,059    $       40    $  (12,684)   $     13,016
                               ============   ============   ============   ===========   ===========   ===========   ============

Total assets.................  $   293,559    $    71,636    $   177,804    $  670,364    $   54,160    $  304,836    $  1,572,659
Depreciation and amortization       10,778          4,413          8,839           385            98         1,658          26,171
Capital expenditures.........       18,372          2,083          6,342             0            28           974          27,799

                                                 Country
                                                 Products
Year ended June 1999           Agriculture       Group          Energy         Leasing     Insurance     Other(a)     Consolidated
--------------------           ------------   ------------   ------------   -----------   -----------   -----------   ------------
Net sales and revenues to
  unaffiliated customers.....  $   512,071    $   160,153    $   451,284    $   70,006    $   27,968    $      (16)   $  1,221,466
Intersegment sales and
  revenues...................       23,163         11,572            613             0             0       (35,348)              0
                               ------------   ------------   ------------   -----------   -----------   -----------   ------------
    Total sales and revenues   $   535,234    $   171,725    $   451,897    $   70,006    $   27,968    $  (35,364)   $  1,221,466
                               ============   ============   ============   ===========   ===========   ===========   ============

Operating earnings (loss)....  $    (8,565)   $     2,950    $    12,992    $   18,201    $      130    $    4,647    $     30,355
Interest income..............        6,467             10            614             0             0         1,551           8,642
Interest expense.............      (12,529)        (2,239)        (5,119)            0           (12)      (14,845)        (34,744)
Other income, net............        2,168         11,355          4,538           (43)          378           551          18,947
                               ------------   ------------   ------------   -----------   -----------   -----------   -------------
Earnings (loss) before
  income taxes...............  $   (12,459)   $    12,076    $    13,025    $   18,158    $      496    $   (8,096)   $     23,200
                               ============   ============   ============   ===========   ===========   ===========   =============

Total assets.................  $   269,884    $    64,365    $   133,624    $  596,905    $   55,578    $  316,348    $  1,436,704
Depreciation and amortization        6,598          3,959          8,506           493            92         1,431          21,079
Capital expenditures.........       13,943          4,707          5,002           511            89         2,910          27,162


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


14.  FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING (CONTINUED)

                                               Country
                                               Products
Year ended June 1998           Agriculture      Group        Energy         Leasing      Insurance     Other(a)    Consolidated
--------------------           -----------   -----------   -----------   ------------   ----------   -----------   ------------
Net sales and revenues to
  unaffiliated customers.....  $   531,910   $   170,398   $   504,702   $    65,445    $   27,335   $         7   $  1,299,797
Intersegment sales and
  revenues...................       19,319        15,685           398            31             0       (35,433)             0
                               -----------   -----------   -----------   ------------   ----------   -----------   ------------
   Total sales and revenues    $   551,229   $   186,083   $   505,100   $    65,476    $   27,335   $   (35,426)  $  1,299,797
                               ===========   ===========   ===========   ===========    ==========   ===========   ============

Operating earnings (loss)....  $    (7,115)  $     7,702   $     9,879   $    15,412    $     (436)  $    17,449   $     42,891
Interest income..............        7,144           182           778             0             0         1,441          9,545
Interest expense.............      (12,642)       (2,825)       (7,884)            0            (7)      (11,166)       (34,524)
Other income, net............        5,665         1,170         5,272             0           173            (9)        12,271
                               -----------   -----------   -----------   -----------    ----------   -----------   ------------
Earnings (loss) before
  income taxes...............  $    (6,948)  $     6,229   $     8,045   $    15,412    $     (270)  $     7,715   $     30,183
                               ===========   ===========   ===========   ===========    ==========   ===========   ============

Total assets.................  $   264,150   $    61,743   $   141,469   $   524,797    $   56,014   $   332,087   $  1,380,260
Depreciation and amortization       10,278         2,947         8,668           607            78         1,062         23,640
Capital expenditures.........        9,472         4,540         5,631           471           297         3,480         23,891

(a)    Represents unallocated net corporate items and intersegment eliminations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


15.  OTHER INCOME (EXPENSE)

The components of other income (expense) for the years ended June 2000, 1999 and 1998 are summarized below:

                                                                              2000          1999           1998
                                                                        -------------    -----------    -----------
Patronage refund income...............................................  $        787     $    1,231     $    4,344
Rent and storage revenue..............................................         2,964          3,155          3,935
Gain (loss) on disposition of:
      Businesses......................................................         1,098         11,097              0
      Other security investments......................................        (1,044)        (1,267)             0
      Properties and equipment........................................        13,995            655            934
Negotiated settlement.................................................         5,049              0              0
Other, net............................................................         2,884          4,076          3,058
                                                                        -------------    -----------    -----------
                                                                        $     25,733     $   18,947     $   12,271
                                                                        =============    ===========    ===========

16.  SUPPLEMENTAL DISCLOSURES ABOUT CASH FLOWS

                                                                              2000           1999          1998
                                                                        -------------    -----------    -----------
Additional disclosure of operating cash flows:
 Cash paid during the year for:
           Interest...................................................  $     38,905     $   35,310     $   34,474
                                                                        =============    ===========    ===========
           Income taxes...............................................  $      2,727     $    2,586     $    3,253
                                                                        =============    ===========    ===========

Additional disclosure for non-cash investing and financing activities:

      Dividends declared but unpaid at fiscal year-end................  $      1,592     $    1,702     $    1,840
                                                                        =============    ===========    ===========

17.  FINANCIAL AND COMMODITY INSTRUMENTS

FINANCIAL INSTRUMENTS

Fair Value
Carrying amounts of trade notes and accounts receivable, financial instruments included in other assets and other liabilities, notes payable, and accounts payable approximate their fair values because of the short-term maturities of these instruments. The fair value of Agway's long-term debt and subordinated debentures is estimated based on discounted cash flow computations using estimated borrowing rates available to Agway ranging from 7.7% to 10.0% in 2000 and 6.2% to 9.0% in 1999.

The carrying amounts and estimated fair values of Agway's significant financial instruments held for purposes other than trading at June 2000 and 1999 were as follows:

                                                                    2000                            1999
                                                         ----------------------------     --------------------------
                                                           Carrying          Fair           Carrying        Fair
                                                            Amount           Value           Amount        Value
                                                         -----------     ------------     ------------   -----------
Liabilities:
Long-term debt (excluding capital leases).............   $   416,989     $    423,843     $   370,291    $  378,572
Subordinated debentures...............................       474,874          436,970         486,303       481,775

                                       64

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


17.  FINANCIAL AND COMMODITY INSTRUMENTS (CONTINUED)

FINANCIAL INSTRUMENTS (CONTINUED)

Fair Value (continued)
Agway determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The fair value of Agway's over-the- counter contracts is determined based on quotes from brokers. The margin accounts for open commodity futures and option contracts, which reflect daily settlements as market values change, are recorded in advances and other receivables. The margin account represents Agway's basis in those contracts. As of June 2000, the carrying and fair value of Agway's investment in commodity futures and option contracts was a gain of $5,300 and $8,200, respectively. As of June 1999, the carrying and fair value of Agway's investment in commodity futures and option contracts was a loss of $3,700 and $2,000, respectively.

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

In its normal course of operations, Agway has exposure to market risk from price fluctuations associated with commodity inventories, product gross margins, and anticipated transactions in its Agriculture, Energy, and CPG businesses. To manage the risk of market price fluctuations, Agway uses commodity derivative instruments, including exchange-traded futures and option contracts and, in limited circumstances, over-the-counter contracts with third parties (commodity instruments). Agway has policies with respect to the use of these commodity instruments that specify what they are to be used for and set limits on the maturity of contracts entered into and the level of exposure to be hedged.

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

In the Agriculture segment's feed business, exchange-traded commodity instruments are used principally to manage the price risk of corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products. All transactions involving derivative financial instruments in the feed business are required to have a direct relationship to the price risk associated with existing inventories or future purchase or sale of its products.

In the Agriculture segment's grain marketing business, exchange-traded commodity instruments have been historically used to hedge inventory and forward purchase and sales contracts for grains, principally corn, soy complex, oats, and wheat, which are purchased and sold by the grain marketing department (the department). In May 2000, the Company ceased all operations of the grain marketing department. As of June 2000, there were no outstanding commodity instruments.

In the CPG segment, exchange-traded commodity instruments are used principally to manage the price risk of confection and bakery kernel sunflower seeds, and foreign currency forward contracts are entered to manage fluctuations in foreign currency denominated sales transactions.

18.  DISCONTINUED OPERATIONS

In October 1999, the Agway Board of Directors approved a plan to restructure the retail store distribution system. This plan called for the sale or closure of the 227 Agway retail properties over the next 1 1/2 years. In the spring of 2000, the Agway Board of Directors authorized the sale of the wholesale procurement and supply system to Southern States Cooperative, Inc. An agreement was executed on June 20, 2000 and closed on July 31, 2000.

The sale of the wholesale procurement and supply system, when combined with the sale and closure of the Agway-owned or operated retail stores, constitutes a plan to discontinue operations of the retail services business. For financial reporting purposes, the measurement date upon which this discontinued operation plan became effective was June 20, 2000. Operating results of the retail services business, including restructuring activity which took place through that date, are included in the operating loss from discontinued operations in the financial statements for the year ended June 2000. The anticipated gains and losses after June 20, 2000 from the future anticipated sale of the wholesale procurement and supply system, which was consummated on July 31, 2000, and the sale or closure of the remaining Agway-owned or operated retail store properties, as well as the results of their future operations through the anticipated dates of sale, are included in the loss on disposal of the retail services business in the June 2000 statement of operations. Prior year financial results have been reclassified to reflect the retail services business as a discontinued operation.

The net sales and revenues from discontinued operations (retail services business) were approximately $222,400, $285,200 and $290,800 in 2000, 1999 and
1998, respectively. Interest expense allocated to discontinued operations totaled $4,100, $6,200 and $5,800 in 2000, 1999 and 1998, respectively.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


18.  DISCONTINUED OPERATIONS (CONTINUED)

A summary of net assets of discontinued operations at June 2000 and 1999 was as follows:

                                                                                      2000              1999
                                                                                  ------------     -----------
Accounts receivable.............................................................  $     22,982     $    26,967
Inventory.......................................................................        18,408          59,436
Property, plant and equipment, net..............................................        18,989          39,164
Other assets, net...............................................................        23,370           7,536
Accounts payable and accrued expenses...........................................       (49,413)        (44,014)
Long-term liabilities...........................................................           (58)         (3,287)
                                                                                  ------------     -----------
Net assets of discontinued operations...........................................  $     34,278     $    85,802
                                                                                  ============     ===========

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The directors of Agway determine Agway policy and are nominated on a district representation basis by committees representing members within each district. Each of the following directors is a full-time farmer and has been engaged in full-time farming during the past five years:

                                                                                           Year
                                                                                          Became
                                                                                             A
           Name              Age   Office                    Name of Farm                 Director      Term Expires
           ----              ---   ------                    ------------                 --------      ------------
Gary K. Van Slyke(1)          57   Chairman of the           VanSlyke's Dairy Farm          1994        October 2000
                                   Board and Director
Andrew J. Gilbert             41   Vice Chairman of the
                                   Board and Director        Adon Farms                     1995        October 2001
Keith H. Carlisle             58   Director                  Carlisle Farms, Inc.           1995        October 2001
D. Gilbert Couser             59   Director                  Couser Farm                    1995        October 2001
Ralph H. Heffner              62   Director                  Jersey Acres Farms Inc.        1973        October 2000
Robert L. Marshman            61   Director                  Marshman Farms                 1989        October 2002
Jeffrey B. Martin             41   Director                  Martin Farms                   1997        October 2000
Samuel F. Minor               62   Director                  The Spring House               1987        October 2000
Richard H. Skellie            56   Director                  Richland Farms                 1999        October 2002
Carl D. Smith                 65   Director                  Hillacre Farms                 1984        October 2002
Thomas E. Smith               65   Director                  Lazy Acres Dairy               1986        October 2001
Joel L. Wenger                69   Director                  Weng-Lea Farms                 1987        October 2002
Edwin C. Whitehead            59   Director                  White Ayr Farms                1994        October 2000
William W. Young              47   Director                  Will-O-Crest Farm              1989        October 2001

Gary K. Van Slyke, Chairman of the Board of Directors, earned $55,900 and Andrew
J. Gilbert, Vice Chairman of the Board of Directors, earned $39,900 for their services for the year ended June 2000. Effective July 1, 1998, the Chairman is paid at an annual effective rate of $60,000 and the Vice-Chairman is paid at an annual effective rate of $45,000. All other directors will receive $25,000 per year, paid quarterly, for participation on the Agway Inc. Board. In addition, each Board Committee Chairman earned an additional annual retainer fee of $3,000 and each director of Agway Inc. who was also a member of the Agway Insurance Company or Telmark LLC Board of Directors earned an additional $400 or $1,000, respectively; a fee of $200 was also earned by such directors for each day they were involved in business for the Company other than the days where the Agway Inc. Board of Directors was in session. Expenses of Board members incurred in connection with Company business are reimbursed by Agway.

Any director of Agway may elect to defer compensation for distribution at a later date. Deferred amounts earn interest and may be paid in a lump sum or in annual installments over a period of up to 20 years.

A retirement benefit plan for Board members requires annual payments to retired or permanently disabled directors who served a minimum of six full years as of December 31, 1995. The benefit is computed at $250 for each full year of service and is paid to the director or surviving spouse for a period equal to the years served on the Board through December 31, 1995, the date the plan was terminated. All earned benefits as of December 31, 1995, will be paid when due. As of June 2000, the present value of accumulated benefits under this plan was approximately $465,900.

(1) All correspondence in relation to operational matters should be addressed to D.P. Cardarelli, President and Chief Executive Officer, Agway Inc., P.O. Box 4933, Syracuse, New York 13221.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

The executive officers of Agway provide operating control to carry out the policies established by the Board of Directors and serve at the discretion of the Board with no guarantee of employment. There are no full-time executive officers of Agway who are members of the Board of Directors. The principal occupation of all executive officers of Agway for the past five years has been as an officer or employee of the Agway. The following is a listing of these officers as of July 1, 2000:

                                                                                                 Years Served
       Name                   Age       Office                                                    As Officer
       ----                   ---       ------                                                    ----------
Donald P. Cardarelli          44        President and Chief Executive Officer                         9
Daniel J. Edinger             49        President, Telmark LLC                                        2
John F. Feeney                39        Corporate Controller                                          1
Robert A. Fischer, Jr.        52        President, Agriculture & Retail Group                         5
David M. Hayes                56        Senior Vice President, General Counsel and Secretary         19
Stephen H. Hoefer             45        Senior Vice President, Public Affairs                         6
Michael R. Hopsicker          35        President, Agway Energy Products LLC                          4
Dennis J. LaHood              54        President, Country Products Group                             5
Karen J. Ohliger              38        Treasurer                                                     1
Peter J. O'Neill              53        Senior Vice President, Finance & Control                     11
William L. Parker             53        Vice President and Chief Information Officer                  5
Gerald R. Seeber              53        Senior Vice President, Administrative Services and
                                          President, Agway Insurance Group                            2
G. Leslie Smith               57        Vice President and Chief Investment Officer                   3
Michael P. Spyker             50        Vice President, Membership                                    -

More detailed biographies of each person listed above are set forth below:

Mr. Cardarelli served as General Manager and CEO from January 1995 and President from February 1995 to present.

Mr. Edinger served as President, Telmark LLC, from February 1988 to present.

Mr. Feeney served as Director, Corporate Reporting, from July 1995 to August 1998; and as Corporate Controller from August 1998 to present.

Mr. Fischer has served as President, Milford Fertilizer Company, since June 1970; as Vice President, Agway Agricultural Products, from February 1995 to July 1, 1997; as President, Agway Agricultural Products, from July 1997 to March 1999; and as President, Agriculture & Retail Group from March 1999 to present.

Mr. Hayes served as Senior Vice President, General Counsel and Secretary, from July 1992 to present.

Mr. Hoefer served as Vice President, Public Affairs, from June 1994 to July 1997; and as Senior Vice President, Public Affairs, from July 1997 to present.

Mr. Hopsicker served as Director, Financial Planning, Finance & Control, from December 1994 to October 1995; as Director, Business Development, ARS, from October 1995 to April 1996; as Vice President, Agway Energy Products, from April 1996 to July 1997; and as President, Agway Energy Products LLC, from July 1997 to present.

Mr. LaHood served as Vice President, Country Products Group, from February 1995 to July 1997; and as President, Country Products Group, from July 1997 to present.

Ms. Ohliger served as Assistant Treasurer from September 1992 to August 1998; and as Treasurer from August 1998 to present.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Mr. O'Neill served as Senior Vice President, Finance & Control, Treasurer and Controller, from November 1994 to August 1998; and as Senior Vice President, Finance & Control, from August 1998 to present.

Mr. Parker served as Vice President, Information Services, from September 1994 to May 1996; and as Vice President, Chief Information Officer, from May 1996 to present.

Mr. Seeber served as President, Agway Insurance Group, from October 1993 to July 1997; and as Senior Vice President, Administrative Services and President, Agway Insurance Group, from July 1997 to present.

Ms. Smith served as Director, Trust Investments, from September 1993 to April 1997; and as Vice President and Chief Investment Officer from May 1997 to present.

Mr. Spyker has served as Seed Business Unit Manager since July 1995; and as Vice President, Membership, from January 2000 to present.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information regarding annual and long-term compensation for services in all capacities to Agway for the years ended June 2000, 1999 and 1998 of those persons who served as (i) the chief executive officer (CEO) at any time during the year, and (ii) the other four most highly compensated executive officers of Agway (other than the CEO) who were serving in such capacity at June 2000.

                                        SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------
                                           Annual Compensation (4)
                                           -----------------------
Name and                                                                   ALL OTHER
Principal Position             YEAR       SALARY(1)     BONUS(1)(2)      COMPENSATION(3)
-------------------------------------------------------------------------------------------
Donald P. Cardarelli           2000       $521,548             $0              $19,771
   President and CEO           1999        478,276        154,530               18,057
                               1998        425,390        327,600               11,500

Daniel J. Edinger              2000        224,637        184,950                5,017
   President,                  1999        199,710        155,040                3,764
   Telmark LLC                 1998        178,853        105,240                3,033

Robert A. Fischer, Jr.         2000        350,385              0               58,743
   President,                  1999        316,442         40,000               63,480
   Agriculture & Retail        1998        294,423        124,000              116,476
   Group

Dennis J. LaHood               2000        316,173              0                4,963
   President,                  1999        252,639        211,800                3,009
   Country Products            1998        220,407        175,515                2,998
   Group

Peter J. O'Neill               2000        304,703         46,050                9,436
  Senior Vice President,       1999        290,212         60,000                6,999
  Finance & Control            1998        266,165        130,000                4,060


(1) Salary and bonus are used in determining the average annual compensation pursuant to the Employees' Retirement Plan of Agway Inc., effective July 1, 1998 (see page 72). This amount includes all deferred amounts under the Agway Inc. Employees' 401(k) Thrift Investment Plan, Agway Inc. Employees' Benefit Equalization Plan, and the Milford Fertilizer Company Employees' Profit Sharing and Savings Plan.
(2) Members of the chief executive officer's staff and other executives designated by Agway's chief executive officer are eligible for participation in the Agway Inc. management incentive policy. Contingent upon each individual's performance as determined by the President and CEO, Agway's net earnings, and other performance factors, each eligible executive may be paid a bonus. Bonuses are reflected in the fiscal year earned regardless of payment date.
(3) Amounts shown for all officers, except Mr. Fischer, include contributions made by Agway to the Agway Inc. Employees' 401(k)Thrift Investment Plan, the Agway Inc. Employees' Benefit Equalization Plan, the Agway Inc. Employees' Deferred Compensation Program, and any other payments not appropriately characterized as salary or bonus. With respect to Mr. Fischer, amounts include payments to the Milford Fertilizer Company Employees' Profit Sharing and Savings Plan, term life insurance premiums, and reportable savings interest.
(4) There were no perquisites paid by Agway in excess of the lesser of $50,000 or 10% of an executive's total salary and bonus for the years disclosed.

ITEM 11.  EXECUTIVE COMPENSATION

EMPLOYEES' RETIREMENT PLAN

The Employees' Retirement Plan of Agway Inc. (the Retirement Plan) is a non-contributory defined benefit plan covering nearly all employees. The Retirement Plan was amended effective July 1, 1998, to include a pension equity formula, as well as to recognize incentive compensation as pensionable compensation for all employees. It provides for retirement benefits up to the limits provided by law, based upon average annual compensation received during the highest 36 consecutive months in the last 10 years of service and credits earned for years of service with Agway. Full credits are earned for service on and after July 1, 1998, and credits equal to approximately 3/4 of the full credits are earned for service prior to July 1, 1998. The benefit is defined as an account balance and can be paid out as a lump sum or an annuity. An employee is 100% vested in his benefit after completing 5 years of service or attaining age 55 after completing one year of service.

The following table shows estimated annual benefits payable upon retirement using the credit formula in effect for service after June 27, 1998, based on certain 3-year average remuneration levels and years-of-service classifications. Under the formula, base credits are applied to the total average annual compensation and excess credits are applied to the average annual compensation in excess of one-half the Social Security Wage Base. In developing this table, both base and excess credits have been applied to the total average annual compensation. Further, the table was developed assuming a normal retirement at age 65 and an annuity conversion factor based on a 6% interest rate.

                                                          PENSION PLAN TABLE
                                                             (NEW FORMULA)
                                                       YEARS OF CREDITED SERVICE
--------------------------------------------------------------------------------------------------------------------
     3-YEAR AVERAGE
      REMUNERATION          5           10           15             20             25           30            35
--------------------------------------------------------------------------------------------------------------------
       $300,000          $21,200     $ 40,300     $  59,400      $  77,100      $  94,800     $111,000      $127,300
        350,000           24,800       47,000        69,300         89,900        110,600      129,500       148,500
        400,000           28,300       53,700        79,200        102,800        126,400      148,000       169,700
        450,000           31,800       60,500        89,100        115,600        142,100      166,500       190,900
        500,000           35,400       67,200        99,000        128,500        157,900      185,100       212,200
        550,000           38,900       73,900       108,900        141,300        173,700      203,600       233,400
        600,000           42,400       80,600       118,800        154,200        189,500      222,100       254,600
        650,000           46,000       87,300       128,700        167,000        205,300      240,600       275,800
        700,000           49,500       94,100       138,600        179,900        221,100      259,100       297,000
        750,000           53,000      100,800       148,500        192,700        236,900      277,600       318,200
        800,000           56,600      107,500       158,400        205,600        252,700      296,100       339,500
        850,000           60,100      114,200       168,300        218,400        268,500      314,600       360,700
        900,000           63,600      120,900       178,200        231,300        284,300      333,100       381,900
        950,000           67,200      127,700       188,100        244,100        300,100      351,600       403,100

Active participants are entitled to receive no less than the value of their benefits accrued under the old Retirement Plan benefit formula which was in effect through June 27, 1998. In addition, most active participants whose age plus service totaled 55 years or more as of July 1, 1998, will receive the greater of the benefit determined under the new formula described above, or the benefit determined had the old formula remained in effect (grandfathered).

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

                                                          PENSION PLAN TABLE
                                                             (OLD FORMULA)
                                                       YEARS OF CREDITED SERVICE
-------------------------------------------------------------------------------------------------------------------
     5-YEAR AVERAGE
      REMUNERATION       5             10            15            20            25           30            35
-------------------------------------------------------------------------------------------------------------------
       $300,000       $24,000      $  48,000     $  72,000     $  96,000      $120,000     $144,000      $168,000
        350,000        28,000         56,000        84,000       112,000       140,000      168,000       196,000
        400,000        32,000         64,000        96,000       128,000       160,000      192,000       224,000
        450,000        36,000         72,000       108,000       144,000       180,000      216,000       252,000
        500,000        40,000         80,000       120,000       160,000       200,000      240,000       280,000
        550,000        44,000         88,000       132,000       176,000       220,000      264,000       308,000
        600,000        48,000         96,000       144,000       192,000       240,000      288,000       336,000
        650,000        52,000        104,000       156,000       208,000       260,000      312,000       364,000
        700,000        56,000        112,000       168,000       224,000       280,000      336,000       392,000
        750,000        60,000        120,000       180,000       240,000       300,000      360,000       420,000
        800,000        64,000        128,000       192,000       256,000       320,000      384,000       448,000
        850,000        68,000        136,000       204,000       272,000       340,000      408,000       476,000
        900,000        72,000        144,000       216,000       288,000       360,000      432,000       504,000
        950,000        76,000        152,000       228,000       304,000       380,000      456,000       532,000

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

The benefits shown are computed on a straight life basis and do not reflect an offset for up to 50% of the Social Security benefit, subject to certain minimum benefits. Also, the benefits are based on continuing the Retirement Plan's benefit formulas as in effect on June 2000. As of June 2000, the officers and their respective number of credited years of service under the Retirement Plan were as follows: Messrs. Cardarelli, 15; O'Neill, 11; Lahood, 30; and Edinger,
21. Mr. Fischer does not participate in the Retirement Plan nor any other long-term incentive programs of Agway. However, he participates in the Milford Fertilizer Company Employees' Profit Sharing and Savings Plan. "Compensation" is defined as the regular salary or wages, as reported in the Salary column of the Summary Compensation Table, which is paid to an employee for services rendered to Agway Inc., including overtime, vacation pay, or special pay and bonuses as reported in the Bonus column of the Executive Compensation disclosure on page 71.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

For a discussion of director compensation, see Directors and Executive Officers of the Registrant (Item 10) of this Form 10-K.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDE PARTICIPATION

Agway has a committee of certain directors, including the Chairman and Vice Chairman of the Board of Directors, which determines the compensation of Donald
P. Cardarelli, President and CEO of Agway Inc. The compensation of the other executive officers of Agway Inc. is determined by Mr. Cardarelli. Salaries of all executive officers are included in the annual operating budget, which is approved by the entire Board of Directors of Agway Inc.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                               PAGE
      (A)  INDEX TO DOCUMENT LIST                                                                            LOCATION
                                                                                                             --------
           (1)  FINANCIAL STATEMENTS

                Among the responses to this Item 14(a)(1) are the following financial statements, which are included in Item 8 on page 32:

                (i)     Report of Independent Accountants.......................................................   34

                (ii)    Consolidated Balance Sheets, June 24, 2000 and June 26, 1999 ...........................   35

                (iii)   Consolidated Statements of Operations, fiscal years ended June 24, 2000,
                          June 26, 1999 and June 27, 1998.......................................................   36

                (iv)    Consolidated Statements of Comprehensive Income, fiscal years ended
                          June 24, 2000, June 26, 1999 and June 27, 1998........................................   37

                (v)     Consolidated Statements of Changes in Shareholders' Equity, fiscal years ended
                          June 24, 2000, June 26, 1999 and June 27, 1998........................................   38

                (vi)    Consolidated Statements of Cash Flow, fiscal years ended June 24, 2000,
                          June 26, 1999 and June 27, 1998.......................................................   39

                (vii)   Notes to Consolidated Financial Statements..............................................   40

           (2)  FINANCIAL STATEMENT SCHEDULES

                (i)     The following schedules are presented:

                        Schedule I   -   Condensed Financial Information of Registrant, each of
                                         the three years in the period ended June 24, 2000......................   76

                        Schedule II  -   Valuation and Qualifying Accounts, fiscal years ended
                                         June 24, 2000, June 26, 1999 and June 27, 1998.........................   80

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

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------

                          AGWAY INC. (PARENT CO. ONLY)
                            CONDENSED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                   JUNE 24, 2000    JUNE 26, 1999
                                                                                   -------------    --------------
Current assets:
      Cash......................................................................   $   23,508       $     2,902
      Trade accounts receivable (including notes receivable of $34,559 and
           $37,015, respectively), less allowance for doubtful accounts of
           $4,674 and $3,581, respectively......................................      105,796            92,342
      Inventories...............................................................       62,199            55,401
      Other current assets......................................................       23,368            45,740
                                                                                   -----------      ------------
           Total current assets.................................................      214,871           196,385

Investments in subsidiaries.....................................................      242,221           234,439

Properties and equipment, net...................................................       84,812            77,854

Net pension asset...............................................................      213,455           198,160

Net assets of discontinued operations...........................................       34,278            85,802

Other assets    ................................................................        8,005             7,560
                                                                                   -----------      ------------

           Total assets.........................................................   $  797,642       $   800,200
                                                                                   ===========      ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable..........................................................   $   21,184       $    18,154
      Operating advances payable to subsidiaries, net...........................      379,977           391,396
      Other current liabilities.................................................       64,174            56,015
                                                                                   -----------      ------------
           Total current liabilities............................................      465,335           465,565

Other liabilities...............................................................      149,716           135,688

Shareholders' equity............................................................      182,591           198,947
                                                                                   -----------      ------------

           Total liabilities and shareholders' equity...........................   $  797,642       $   800,200
                                                                                   ===========      ============

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------

                          AGWAY INC. (PARENT CO. ONLY)
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)


                                                                         JUNE 24, 2000    JUNE 26, 1999     JUNE 27, 1998
                                                                         -------------    -------------     -------------
Net sales and revenues from:
      Product sales...................................................   $    504,697     $    531,214      $    613,186
      Other services..................................................         17,934           17,186            16,006
                                                                         ------------     ------------      ------------
           Total net sales and revenues...............................        522,631          548,400           629,192

Cost and expenses from:
      Products and plant operations...................................        475,163          497,512           573,617
      Selling, general and administrative activities..................         62,637           66,638            60,248
                                                                         ------------     ------------      ------------
           Total operating costs and expenses.........................        537,800          564,150           633,865
                                                                         ------------     ------------      ------------

Operating loss........................................................        (15,169)         (15,750)           (4,673)
Interest expense, net.................................................         (9,113)          (5,344)           (1,942)
Other income, net.....................................................         26,275           35,171            26,858
                                                                         ------------     ------------      ------------
Earnings from operations before income taxes
      and equity in earnings of subsidiaries .........................          1,993           14,077            20,243
Income tax benefit (expense)..........................................         (2,231)           6,087             4,983
                                                                         ------------     -------------     ------------
Income (loss) before equity in earnings of subsidiaries...............           (238)          20,164            25,226
Equity in earnings (loss) of unconsolidated subsidiaries..............          6,390           (7,223)           (9,210)
                                                                         ------------     -------------     ------------
Earnings from continuing operations...................................          6,152           12,941            16,016
Discontinued operations:
      Loss from operations, including tax benefit of
           $7,313, $6,086 and $2,090, respectively....................        (13,187)         (11,146)           (3,827)
      Loss on disposal of retail, net of tax benefit
           of $1,278..................................................         (2,342)               0                 0
                                                                         ------------     ------------      ------------
      Loss from discontinued operations...............................        (15,529)         (11,146)           (3,827)
Earnings (loss) before cumulative effect of an accounting
      change..........................................................         (9,377)           1,795            12,189
Cumulative effect of accounting change, net of tax
      expense of $16,500..............................................              0                0            28,956
                                                                         ------------     ------------      ------------
Net earnings (loss)...................................................         (9,377)           1,795            41,145
Retained earnings - beginning of year.................................        153,763          155,362           117,851
Dividends.............................................................         (3,165)          (3,394)           (3,634)
                                                                         ------------     ------------      ------------
Retained earnings - end of year.......................................   $    141,221     $    153,763      $    155,362
                                                                         ============     ============      ============

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------

                          AGWAY INC. (PARENT CO. ONLY)
                        CONDENSED STATEMENTS OF CASH FLOW
                             (THOUSANDS OF DOLLARS)

                                                                         JUNE 24, 2000     JUNE 26, 1999    JUNE 27, 1998
                                                                         -------------     -------------    -------------
Net cash flows from (used in) continuing operations...................   $      7,557      $    21,777      $    32,924
Net cash flows from (used in) discontinued operations.................         35,995             (391)             237
                                                                         ------------      ------------     ------------
Net cash flows from (used in) operating activities....................         43,552           21,386           33,161
Cash flows from investing activities:
      Purchases of property, plant and equipment......................        (18,984)         (18,015)         (15,189)
      Proceeds from disposal of business..............................          2,615           14,150                0
      Disposition of properties and equipment.........................          1,379              972                0
      Other...........................................................         (1,304)          (9,238)             352
                                                                         ------------      ------------     ------------
Net cash flows used in investing activities...........................        (16,294)         (12,131)         (14,837)
Cash flows from financing activities:
      Payments on capitalized leases..................................           (296)            (319)            (458)
      Cash dividends paid.............................................         (3,275)          (3,532)          (3,943)
      Other...........................................................         (3,081)          (4,950)          (9,523)
                                                                         ------------      ------------     ------------
Net cash flows used in financing activities...........................         (6,652)          (8,801)         (13,924)
Net increase in cash and equivalents..................................         20,606              454            4,400
Cash and equivalents at beginning of year.............................          2,902            2,448           (1,952)
                                                                         ------------      ------------     -------------
Cash and equivalents at end of year...................................   $     23,508      $     2,902      $     2,448
                                                                         ============      ============     =============


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

INVENTORIES
Inventories consist of the following:

                                                                    JUNE 2000        JUNE 1999
                                                                  -------------     ------------
Raw materials..................................................   $      7,977      $     6,892
Finished goods.................................................         52,742           46,896
Supplies.......................................................          1,480            1,613
                                                                  -------------     ------------
                                                                  $     62,199      $    55,401
                                                                  =============     ============

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

RELATED PARTY TRANSACTIONS
Transactions between Agway Inc. and its unconsolidated subsidiaries are as follows:

                                                                                              YEARS ENDED
                                                                         --------------------------------------------
                                                                           JUNE 2000        JUNE 1999      JUNE 1998
                                                                         -------------    ------------    -----------
Net sales and revenues................................................   $     3,307      $     4,637     $   36,445
Product and plant operation expenses..................................        14,108           19,648         12,638
Recovery of selling, general and administrative expenses..............        11,811           12,029         13,289
Interest expense, net.................................................        19,657           17,222         14,306

CONTINGENCIES
Agway is also subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Agway. Agway has established accruals for matters for which payment is probable and amounts reasonably estimable. Management believes any liability that may ultimately result from the resolution of these matters in excess of amounts provided under the above stated policy will not have a material adverse effect on the results of operations, financial position, or liquidity of Agway.

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                       COL. A                                   COL. B                  COL. C              COL. D         COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        ADDITIONS
                                                                BALANCE       CHARGED TO     CHARGED TO                    BALANCE
                                                              AT BEGINNING     COSTS AND     OTHER                         AT END
                     DESCRIPTION                               OF PERIOD       EXPENSES      ACCOUNTS      DEDUCTIONS     OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
                                                     for the year ended June 24, 2000
------------------------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from assets to which
they apply:
      Allowance for doubtful notes and accounts
           receivable (current).............................  $    6,139      $    2,639     $        0    $   1,574(a)   $    7,204
                                                              ==========      ==========     ==========    ============   ==========
      Allowance for doubtful leases receivable..............  $   29,978      $   11,737     $        0    $   9,179(a)   $   32,536
                                                              ==========      ==========     ==========    ============   ==========
      Reserve for other security investments................  $    1,010      $      417     $        0    $      0       $    1,427
                                                              ==========      ==========     ==========    ============   ==========
      Reserve for obsolete and slow moving inventory........  $      235      $       64     $        0    $      0       $      299
                                                              ==========      ==========     ==========    ============   ==========
      Surplus property reserve..............................  $      623      $        0     $        0    $      0       $      623
                                                              ==========      ==========     ==========    ============   ==========
      Income tax valuation allowance........................  $        0      $        0     $        0    $      0       $        0
                                                              ==========      ==========     ==========    ============   ==========
------------------------------------------------------------------------------------------------------------------------------------
                                                     for the year ended June 26, 1999
------------------------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from assets to which
they apply:
      Allowance for doubtful notes and accounts
           receivable (current).............................  $    7,172      $    1,003     $        0     $  2,036(a)   $    6,139
                                                              ==========      ==========     ==========     ===========   ==========
      Allowance for doubtful leases receivable..............  $   27,071      $    9,727     $        0     $  6,820(a)   $   29,978
                                                              ==========      ==========     ==========     ===========   ==========
      Reserve for other security investments................  $        0      $    1,010     $        0     $     0       $    1,010
                                                              ==========      ==========     ==========     ===========   ==========
      Reserve for obsolete and slow moving inventory........  $      100      $      135     $        0     $     0       $      235
                                                              ==========      ==========     ==========     ===========   ==========
      Surplus property reserve..............................  $      645      $        0     $        0     $     22(b)   $      623
                                                              ==========      ==========     ==========     ===========   ==========
      Income tax valuation allowance........................  $        0      $        0     $        0     $     0       $        0
                                                              ==========      ==========     ==========     ===========   ==========
------------------------------------------------------------------------------------------------------------------------------------
                                                     for the year ended June 27, 1998
------------------------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from assets to which
they apply:
      Allowance for doubtful notes and accounts
           receivable (current)..........................     $    7,227      $    1,553     $        0     $  1,608(a)   $    7,172
                                                              ==========      ==========     ==========     ===========   ==========
      Allowance for doubtful leases receivable...........     $   24,014      $    9,570     $        0     $  6,513(a)   $   27,071
                                                              ==========      ==========     ==========     ===========   ==========
      Reserve for obsolete and slow moving inventory.....     $      221      $      100     $        0     $    221      $      100
                                                              ==========      ==========     ==========     ===========   ==========
      Surplus property reserve...........................     $      696      $        0     $        0     $     51(b)   $      645
                                                              ==========      ==========     ==========     ===========   ==========
      Income tax valuation allowance.....................     $        0      $        0     $        0     $     0       $        0
                                                              ==========      ==========     ==========     ===========   ==========

(a)   Accounts charged off, net of recoveries.
(b)   Locations sold.

ITEM 14(B).          REPORTS ON FORM 8-K
                     Agway filed a report on Form 8-K on May 18, 2000, announcing the signing of a letter of intent with Southern States Cooperative, Inc. (Southern States) to pursue discussions toward the creation of a relationship to serve Agway consumer dealers in the northeastern United States. The letter of intent provides for the two cooperatives to work together to develop a product distribution and marketing system that will serve dealers with a full-line of branded and non-branded products, as well as marketing and advertising support to develop the cooperatives' brands and trademarks over a larger geographic area.

                     Agway  filed  a  report  on Form  8-K on  August  3,  2000, announcing the June 30, 2000, sale by Agway Energy Products, LLC of six pipeline terminal storage facilities, located in New York and Pennsylvania, to Buckeye Partners, L.P. (Buckeye) for a total purchase price of $19,000,000.

                     Agway filed a report on Form 8-K on August 15, 2000, announcing the July 31, 2000, finalization of the purchase by Southern States of Agway's consumer wholesale dealer business. The aggregate consideration received by Agway consisted of $9,080,000 in cash, assumption of $1,963,000 of accounts payable by Southern States, and a $13,300,000 interest-bearing promissory note to Agway from Southern States payable in 30 months.

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

                          INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

                          4(a)  -  The  Indenture  dated as of September 1, 1976
                                   between  Agway  Inc.  and  First  Trust  and
                                   Deposit  Company  of  Syracuse,  New  York,
                                   Trustee,  including  forms  of  Subordinated
                                   Debentures (Minimum 7% per annum) due July 1, 2001, and Subordinated Debentures (Minimum 7.5% per annum) due July 1, 2001, filed by reference to Exhibit 4 of the Registration Statement (Form S-1), File No. 2-57227, dated September 21, 1976.

                          4(b)  -  The  Indenture  dated as of September 1, 1978
                                   between  Agway  Inc.  and  First  Trust  and
                                   Deposit  Company  of  Syracuse,  New  York,
                                   Trustee,  including  forms  of  Subordinated
                                   Debentures (Minimum 7.5% per annum) due July 1, 2003, and Subordinated Debentures (Minimum 8% per annum) due July 1, 2003, filed by reference to Exhibit 4 of the Registration Statement (Form S-1), File No. 2-62549 dated September 8, 1978.

                          4(c)  -  The  Indenture dated as of September 1, 1985,
                                   between Agway and Key Bank of Central New York of Syracuse,New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 8% per annum) due October 31, 2005, and Subordinated Member Money Market Certificates (Minimum 7.5% per annum) due October 31, 2005, filed by reference to Exhibit 4 of the Registration Statement (Form S-2), File No. 2-99905, dated August 27, 1985.

ITEM 14(C)(1). EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K


                          4(d)  -  The  Indenture dated as of September 1, 1986,
                                   between AFC and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 6% per annum) due October 31, 2006, and Subordinated Money Market Certificates (Minimum 5.5% per annum) due October 31, 2006, filed by reference to
                                   Exhibit 4 of the Registration Statement (Form S-3), File No. 33-8676, dated September 11, 1986.

                          4(e)  -  The  Supplemental  Indenture  dated  as  of
                                   October 1, 1986, among AFC, Agway Inc. and Key Bank of Central New York of Syracuse, New York, Trustee,including forms of subordinated debt securities filed by reference to Exhibit 4 of the Registration Statement (Form S-3), File No. 33-8676, dated September 11, 1986.

                          4(f)  -  The  Indenture  dated  as of August 24, 1987,
                                   between AFC and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 6.5% per annum) due October 31, 2008, and Subordinated Money Market Certificates (Minimum 6% per annum) due October 31, 2008, filed by reference to
                                   Exhibit 4 of the Registration Statement (Form S-3), File No.33-16734, dated August 31,1987.

                          4(g)  -  The  Indenture  dated  as of August 23, 1988,
                                   between AFC and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 9.5% per annum) due October 31, 2000, and Subordinated Member Money Market Certificates (Minimum 9% per annum) due October 31, 2008, and Subordinated Money Market Certificates (Minimum 9% per annum) due October 31, 2000, and Subordinated Money Market Certificates (Minimum 8.5% per annum) due October 31,2008,filed by reference to Exhibit 4 of the Registration Statement (Form S-3), File No. 33-24093, dated August 31, 1988.

                          4(h)  -  The  Supplemental  Indenture  dated  as  of
                                   October 14, 1988, among AFC, Agway Inc. and Key Bank of Central New York, National Association, Trustee, amending the Indentures dated as of August 23, 1988, and August 24, 1988, filed on October 18, 1988.

                          4(i)  -  The  Indenture  dated  as of August 23, 1989,
                                   among AFC, Agway Inc. and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Money Market Certificates and Subordinated Member Money Market Certificates, filed by reference to
                                   Exhibit 4 of the Registration Statement (Form S-3), File No.33-30808, dated August 30,1989.

                          4(j)  -  The Supplemental Indenture dated as of August
                                   24, 1992, among AFC, Agway Inc. and Key Bank of New York, Trustee, amending the Indenture dated as of August 23, 1989, filed by reference to Exhibit 4 of the Registration Statement (Form S-3), File No. 33-52418, dated September 25, 1992.

                          4(k)  -  Agreement  of  Resignation,  Appointment  and
                                   Acceptance among KeyCorp, Key Bank of New York, AFC and Mellon Bank, F.S.B., dated as of September 3, 1996, five agreements, filed by reference to Exhibit 4(o) of Form S-3, File No. 333-34781, dated September 2, 1997.

ITEM 14(C)(1). EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

                     (ii) The following exhibits are filed as a separate section of this report:

                            3 -  BY-LAWS OF AGWAY INC., AS AMENDED APRIL 26,2000

                            4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
                                 (a) Letter dated  November 14,  1997,  from The
                                     Chase Manhattan Bank, Successor Trustee

                           10 -  MATERIAL CONTRACTS
                                 (a) Directors - Deferred Compensation Agreement
                                 (b) Board  Officers  -  Deferred  Compensation
                                     Agreement

                           12 -  STATEMENT RE COMPUTATION OF RATIOS

                           21 -  SUBSIDIARIES OF THE REGISTRANT

                           23 -  CONSENTS OF EXPERTS AND COUNSEL

                           27 -  FINANCIAL DATA SCHEDULE*


* Included with electronic filing only.

Note : The annual report on Form 11-K for the year ended June 30, 2000 of Agway Inc. Employees' 401(k) Thrift Investment Plan will be filed separately at a later date.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AGWAY INC.
                                        (Registrant)

                                        By       /s/ Donald P. Cardarelli
                                           ------------------------------------
                                                    DONALD P. CARDARELLI
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL EXECUTIVE OFFICER)

                                        Date      September 19, 2000
                                            ------------------------------------

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

                       SIGNATURE                          TITLE                                   DATE
                       ---------                          -----                                   ----


                 /s/ Donald P. Cardarelli        President and Chief Executive Officer      September 19, 2000
                  (DONALD P. CARDARELLI)         (Principal Executive Officer)



                 /s/ Peter J. O'Neill            Senior Vice President,                     September 19, 2000
                  (PETER J. O'NEILL)                Finance & Control
                                                    (Principal Financial Officer
                                                    & Principal Accounting Officer)



                 /s/ Gary K. Van Slyke           Chairman of the                            September 19, 2000
                  (GARY K. VAN SLYKE)               Board and Director



                 /s/ Andrew J. Gilbert           Vice Chairman of the                       September 19, 2000
                  (ANDREW J. GILBERT)               Board and Director



                 /s/ Keith H. Carlisle           Director                                   September 19, 2000
                  (KEITH H. CARLISLE)



                 /s/ D. Gilbert Couser           Director                                   September 19, 2000
                  (D. GILBERT COUSER)


                       SIGNATURE                    TITLE                                            DATE
                       ---------                    -----                                            ----

                 /s/ Ralph H. Heffner            Director                                    September 19, 2000
                  (RALPH H. HEFFNER)



                 /s/ Robert L. Marshman          Director                                    September 19, 2000
                  (ROBERT L. MARSHMAN)



                 /s/ Jeffrey B. Martin           Director                                    September 19, 2000
                  (JEFFREY B. MARTIN)



                 /s/ Samuel F. Minor             Director                                    September 19, 2000
                  (SAMUEL F. MINOR)



                 /s/ Richard H. Skellie          Director                                    September 19, 2000
                  (RICHARD H. SKELLIE)



                 /s/ Carl D. Smith               Director                                    September 19, 2000
                    (CARL D. SMITH)



                 /s/ Thomas E. Smith             Director                                    September 19, 2000
                   (THOMAS E. SMITH)



                 /s/ Joel L. Wenger              Director                                    September 19, 2000
                   (JOEL L. WENGER)



                 /s/ Edwin C. Whitehead          Director                                    September 19, 2000
                 (EDWIN C. WHITEHEAD)



                 /s/ William W. Young            Director                                    September 19, 2000
                  (WILLIAM W. YOUNG)

                                       85

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

As of the date of this filing on Form 10-K, the Registrant has not had available to be sent to security holders the annual report for fiscal year ended June 24, 2000. Subsequent to the filing of the annual report on Form 10-K, the Registrant shall furnish security holders with annual reports.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------




                                    EXHIBITS



                                   FILED WITH



                                    FORM 10-K

                                  JUNE 24, 2000



                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)



                                     OF THE



                       THE SECURITIES EXCHANGE ACT OF 1934



                                   ---------


                                   AGWAY INC.

                                   AGWAY INC.
                                    FORM 10-K
                                    JUNE 2000
                                  EXHIBIT INDEX


Exhibit
Number         Title
-------        ------

(3)            By-Laws
               (ii)  Agway, Inc. By-Laws as amended to April 26, 2000

(4) Instruments defining the rights of security holders, including indentures (a) Letter dated November 14, 1997, from The Chase Manhattan Bank, Successor Trustee

(10)           Material contracts
               (a)   Directors - Deferred Compensation Agreement
               (b)   Board Officers - Deferred Compensation Agreement

(12)           Statements re computation of ratios

(21)           Subsidiaries of registrant

(23)           Consent of experts and counsel

(27)           Financial data schedule*


*Included with electronic filing only.

Note: The annual report on Form 11-K for the year ended June 30, 2000 of Agway Inc. Employees' 401(k) Thrift Investment Plan will be filed separately at a later date.