Form 10-Q
period 2000-09-23
AGWAY INC
filed 2000-11-07
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934
For the quarterly period ended September 23, 2000
                               ------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
----
ACT OF 1934
For the transition period from                  to
                               ---------------      ------------------

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
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



       Class                                     Outstanding at November 3, 2000
------------------------                         -------------------------------
Membership Common Stock,                                 98,350 shares
$25 par value per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
PART I.      FINANCIAL INFORMATION
-------      ---------------------
             Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of September 23, 2000 and June 24, 2000....................   3

             Condensed Consolidated Statements of Operations and Retained Earnings for the three months
             ended September 23, 2000 and September 25, 1999.....................................................   4

             Consolidated Statements of Comprehensive Income for the three months ended September 23, 2000
             and September 25, 1999..............................................................................   5

             Condensed Consolidated Cash Flow Statements for the three months ended September 23, 2000
             and September 25, 1999..............................................................................   6

             Notes to Condensed Consolidated Financial Statements................................................   7

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......  16

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................  21

PART II.     OTHER INFORMATION
--------     -----------------
             Item 6.  Exhibits and Reports on Form 8-K...........................................................  22

             SIGNATURES..........................................................................................  23


                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  Item 1. CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                   September 23,          June 24,
ASSETS                                                                                 2000                 2000
------                                                                             --------------      -------------
                                                                                    (Unaudited)
Current Assets:
      Cash......................................................................   $        9,286      $      29,244
      Trade accounts receivable (including notes receivable of $36,506 and
           $38,755, respectively), less allowance for doubtful accounts of
           $7,879 and $7,204, respectively......................................          189,696            210,598
      Leases receivable, less unearned income of $73,280 and
           $71,944, respectively................................................          159,055            152,255
      Advances and other receivables............................................           25,724             22,401
      Inventories:
           Raw materials........................................................            3,505              7,982
           Finished goods.......................................................           99,092            101,859
           Goods in transit and supplies........................................            2,187              2,099
                                                                                   --------------      -------------
                Total inventories...............................................          104,784            111,940
      Prepaid expenses and other assets.........................................           57,398             48,743
                                                                                   --------------      -------------
           Total current assets.................................................          545,943            575,181
Marketable securities available for sale........................................           35,553             36,254
Other security investments......................................................           50,998             51,472
Properties and equipment, net...................................................          171,553            175,784
Long-term leases receivable, less unearned income of $169,228 and
      $167,414, respectively....................................................          486,330            470,595
Net pension asset...............................................................          217,669            213,455
Other assets    ................................................................           34,304             21,110
Net assets of discontinued operations...........................................           25,060             34,278
                                                                                   --------------      -------------
                Total assets....................................................   $    1,567,410      $   1,578,129
                                                                                   ==============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
      Notes payable.............................................................   $      192,064      $     177,576
      Current installments of long-term debt....................................          130,370            136,211
      Current installments of subordinated debt.................................           55,949             57,125
      Accounts payable..........................................................          107,485             94,046
      Other current liabilities.................................................          113,559            122,060
                                                                                   --------------      -------------
           Total current liabilities............................................          599,427            587,018
Long-term debt..................................................................          261,740            282,338
Subordinated debt...............................................................          420,237            417,749
Other liabilities...............................................................          112,779            108,433
                                                                                   --------------      -------------
           Total liabilities....................................................        1,394,183          1,395,538
Commitments and contingencies...................................................
Shareholders' equity:
      Preferred stock, net......................................................           38,273             39,695
      Common stock, net.........................................................            2,462              2,473
      Accumulated other comprehensive income (loss).............................            5,296               (798)
      Retained earnings.........................................................          127,196            141,221
                                                                                   --------------      -------------
           Total shareholders' equity...........................................          173,227            182,591
                                                                                   --------------      -------------
                Total liabilities and shareholders' equity......................   $    1,567,410      $   1,578,129
                                                                                   ==============      =============

     See accompanying notes to condensed consolidated financial statements.

                                       3

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

Item 1.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                          Three Months Ended
                                                                                   ----------------------------------
                                                                                    September 23,      September 25,
                                                                                        2000                1999
                                                                                   ---------------     --------------
Net sales and revenues from:
      Product sales (including excise taxes)....................................   $       291,513     $     238,584
      Leasing operations........................................................            20,544            18,271
      Insurance operations......................................................             6,972             6,980
                                                                                   ---------------     --------------
           Total net sales and revenues.........................................           319,029           263,835

Cost and expenses from:
      Products and plant operations.............................................           286,048           238,199
      Leasing operations........................................................             9,369             7,701
      Insurance operations......................................................             4,312             4,152
      Selling, general and administrative activities............................            32,431            33,603
                                                                                   ---------------     -------------
           Total operating costs and expenses...................................           332,160           283,655

Operating loss..................................................................           (13,131)          (19,820)

Interest expense, net...........................................................            (9,011)           (6,394)
Other income, net...............................................................             1,148             2,314
                                                                                   ---------------     -------------
Loss before income taxes........................................................           (20,994)          (23,900)
Income tax benefit .............................................................             8,026             8,711
                                                                                   ---------------     -------------

Loss from continuing operations.................................................           (12,968)          (15,189)

Discontinued operations:
      Loss from operations, net of tax of $0 and $874, respectively.............                 0            (1,601)
      Loss on disposal of retail................................................                 0                 0
                                                                                   ---------------     -------------
      Loss from discontinued operations.........................................                 0            (1,601)




Loss before cumulative effect of an accounting change...........................          (12,968)           (16,790)

Cumulative effect of accounting change, net of tax benefit of $723..............           (1,057)                 0
                                                                                   --------------      -------------

Net loss   .....................................................................          (14,025)           (16,790)
                                                                                   --------------      -------------

Retained earnings, beginning of period..........................................          141,221            153,763
                                                                                   --------------      -------------
Retained earnings, end of period................................................   $      127,196      $     136,973
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        Item 1. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                           Three Months Ended
                                                                                   ----------------------------------
                                                                                    September 23,       September 25,
                                                                                        2000                1999
                                                                                   ---------------     --------------
Net loss   .....................................................................   $       (14,025)    $     (16,790)

Other comprehensive income (loss), net of tax:

Unrealized gains (losses) on available-for-sale securities:
      Unrealized holding gains (losses) arising during period...................               295              (146)
      Reclassification adjustment for (gains) losses included in net earnings...                 0                 0

Unrealized gains (losses) on derivatives:
      Cumulative effect of accounting change, net of tax expense $2,041.........             3,061                 0
      Unrealized holding gains (losses) arising during period...................             3,402                 0
      Reclassification adjustment for (gains) losses included in net earnings...              (664)                0
                                                                                   ---------------     --------------

Other comprehensive income (loss), net of tax...................................             6,094              (146)
                                                                                   ---------------     --------------

Comprehensive loss..............................................................   $        (7,931)    $     (16,936)
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

               Item 1. CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                             Three Months Ended
                                                                                    ----------------------------------
                                                                                     September 23,       September 25,
                                                                                         2000                1999
                                                                                    ---------------      -------------
Net cash flows provided by (used in) continuing operations......................    $        8,432       $    (10,527)
Net cash flows provided by (used in) discontinued operations....................             9,218              9,568
                                                                                    ---------------      -------------
Net cash flows provided by (used in) operating activities.......................            17,650               (959)

Cash flows provided by (used in) investing activities:
      Purchases of property, plant and equipment................................            (3,351)            (6,909)
      Proceeds from disposal of property, plant and equipment...................             2,170             (1,350)
      Cash paid for acquisition of business.....................................                 0             (4,950)
      Leases originated.........................................................           (76,727)           (68,426)
      Leases repaid.............................................................            52,616             47,450
      Proceeds from sale of marketable securities...............................             1,473                645
      Purchases of marketable securities........................................              (477)            (1,896)
      Net purchase of investments in cooperatives...............................               351                319
                                                                                    ---------------      -------------

Net cash flows used in investing activities.....................................           (23,945)           (35,117)

Cash flows provided by (used in) financing activities:
      Net change in short-term borrowings.......................................            14,488             50,800
      Proceeds from long-term debt..............................................               562                876
      Repayment of long-term debt...............................................           (26,969)           (13,560)
      Proceeds from sale of subordinated debt...................................            24,604             23,570
      Maturity and redemption of subordinated debt..............................           (23,291)           (22,737)
      Payments on capital leases................................................               (32)               103
      Redemption of stock, net .................................................            (1,433)              (389)
      Cash dividends paid.......................................................            (1,592)            (1,702)
                                                                                    ---------------      -------------

Net cash flows provided by (used in) financing activities.......................           (13,663)            36,961
                                                                                    ---------------      -------------

Net increase (decrease) in cash and equivalents.................................           (19,958)               885
Cash and equivalents at beginning of period.....................................            29,244              4,480
                                                                                    ---------------      -------------

Cash and equivalents at end of period...........................................    $        9,286       $      5,365
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------
      Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 23, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001, due to the seasonal nature of certain major segments of our business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 24, 2000.

      New Accounting Standard
      The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 (as amended by SFAS No. 137) is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, (June 25, 2000, for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

      On June 25, 2000, upon adoption of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect loss of $1,100 to recognize at fair value the component of all option contracts associated with the Company's Energy segment which is excluded from the assessment of hedge effectiveness as allowed by the new standard. The Company also recorded a net-of-tax cumulative-effect gain of $3,100 in other comprehensive income to recognize at fair value all derivative instruments in the Company's Energy segment that are designated and qualify as cash- flow hedges. The Company expects to reclassify this gain to earnings during the current fiscal year. See Note 7 for further details of the Company's accounting for derivatives and hedging activities.

      Fiscal Quarter
      The fiscal quarter-end of Agway Inc. for the first quarter of the current and prior year was September 23 and September 25, respectively. The fiscal quarter-end of certain of Agway's subsidiaries, including Agway Energy Products LLC, Telmark LLC, and Agway Insurance Company, is September 30, and these subsidiaries are consolidated on that basis.

      Reclassifications
      Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


2.    AGWAY FINANCIAL CORPORATION
      ---------------------------
      Agway Financial Corporation (AFC) is a wholly owned subsidiary of Agway. AFC's principal business activities consist of securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for general corporate purposes to Agway and AFC's wholly owned subsidiary, Agway Holdings Inc. (AHI), and certain of AHI's subsidiaries. Major holdings of AHI include Agway Energy Products LLC and Agway Energy Services Inc. (Energy), Telmark LLC and its subsidiaries (Leasing), and Agway Insurance Company and Agway General Agency Inc. (Insurance). The payment of principal and interest on this AFC debt is guaranteed by Agway. This guarantee is full and unconditional, and joint and several. Telmark and Insurance finance their activities through their own operations or through a combination of their own short- and long-term credit facilities.

      In exemptive relief granted pursuant to a "no action letter" issued by the staff of the SEC, AFC is not required to file periodic reports with the SEC for itself but does report summarized financial information in Agway's financial statement footnotes. However, as required by the 1934 Act, the summarized financial information concerning AFC and consolidated subsidiaries is as follows:

                                                                                           Three Months Ended
                                                                                    ----------------------------------
                                                                                     September 23,      September 25,
                                                                                         2000                 1999
                                                                                    ---------------     --------------
           Net sales and revenues...............................................    $      191,191      $     139,467
           Operating loss.......................................................            (4,535)            (6,527)
           Net loss.............................................................            (8,594)            (8,285)


                                                                                      September 23,         June 30,
                                                                                          2000               2000
                                                                                    ---------------     --------------
           Current assets.......................................................    $      683,867      $     696,404
           Properties and equipment, net........................................            78,269             79,178
           Noncurrent assets....................................................           632,563            618,303
                                                                                    ---------------     --------------
           Total assets.........................................................    $    1,394,699      $   1,393,885
                                                                                    ===============     ==============

           Current liabilities..................................................    $      122,755      $     112,259
           Short-term notes payable.............................................           192,064            177,576
           Current installments of long-term debt...............................           125,102            133,399
           Current installments of subordinated debt............................            55,949             57,125
           Long-term debt.......................................................           255,303            273,814
           Subordinated debt....................................................           420,237            417,749
           Noncurrent liabilities...............................................            23,200             19,373
           Shareholder's equity.................................................           200,089            202,590
                                                                                    ---------------     --------------
           Total liabilities and shareholder's equity...........................    $    1,394,699      $   1,393,885
                                                                                    ===============     ==============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.    BORROWING ARRANGEMENTS
      ----------------------
      Agway finances its operations and the operations of all of its businesses and subsidiaries through Agway Financial Corporation (AFC). External sources of short-term financing for Agway and its continuing operations, other than Agway Insurance Company and Telmark, include revolving credit lines, letters of credit, and a commercial paper program. Insurance finances its activities through operations. Telmark's finance arrangements are explained below. As of September 2000, Agway had certain facilities available with banking institutions whereby lenders have agreed to provide funds up to $436,700 to separately financed units of the Company as follows: AFC - $50,000 and Telmark - $386,700. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank standby letter of credit.

      AFC
      The specifics of these AFC arrangements are as follows:

                                                                                      Outstanding
                                                          Available        ------------------------------------
                                                         Sept.  2000          Sept. 2000           June 2000        Term Expires
                                                      ----------------     ---------------      ---------------   ----------------
       Short-term line of credit....................  $        50,000      $       20,800       $       51,900     December 2000
       Commercial paper.............................  $        50,000      $       50,000       $       50,000     December 2000

       Effective November 1, 2000, AFC's line of credit was increased to $75,000, principally to support anticipated increased working capital requirements of the Company's energy business due to the industrywide increasing costs of petroleum commodities.

       The $75,000 short-term line of credit and the $50,000 commercial paper facility currently available to AFC require collateralization using certain of Agway's accounts receivable and non-petroleum inventories (collateral). The line of credit additionally requires Agway's investment in bank stock, which had a book value of $2,700 and $3,000 at September 2000 and June 2000, respectively, as additional collateral. The maximum amounts that can be drawn under these AFC agreements are subject to a limitation based on a specific calculation relating to the collateral available. Adequate collateral existed throughout the first quarter to permit AFC to borrow amounts to meet the ongoing needs of Agway and is expected to continue to do so. In addition, the agreements include certain covenants, the most restrictive of which requires Agway to maintain specific quarterly levels of interest coverage, monthly levels of tangible retained earnings, monthly current ratios, and limits available credit to a multiple of earnings as defined in the agreement. Other covenants limit capital expenditures to agreed upon levels during the term of the agreements, require the monthly maintenance of senior liabilities to tangible capital ratios as defined in the agreements and the maintenance of a minimum total of $425,000 in Agway preferred stock and AFC subordinated debt. The required minimum level of preferred stock and subordinated debt has historically been at levels that do not interfere with the normal volume of requests Agway has received and fulfilled to repurchase such securities at par value or principal amount prior to maturity.

       For the months of July and August 2000, Agway did not meet the current ratio covenant. The banks have waived these violations of this covenant and have amended the covenant to agreed upon levels of financial performance through December 2000, the remaining term of these credit arrangements. As of September 2000, Agway met all covenant requirements. However, the bank covenants are restrictive and, given the historical volatility of Agway's operating results, may be violated between now and December 31, 2000.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)


3.    BORROWING ARRANGEMENTS (continued)
      ----------------------------------
      AFC (continued)
      To meet working capital demands of the most recent petroleum product cost increases, banks under AFC's current lending arrangements agreed to increase AFC's line of credit to $75,000 effective November 1, 2000 through the expiration of this financing arrangement on December 31, 2000. AFC annually renews its lines of credit in the quarter ended December 31, and in anticipation of these continued high petroleum product costs, AFC has been negotiating with several lenders to increase and restructure its credit facilities effective January 1, 2001. The restructured credit facilities are anticipated to include increased lines of credit without a commercial paper program. Agway's existing banks have expressed interest in participating in the restructured lines of credit at reduced levels from their current commitments. Agway expects to continue to have appropriate and adequate financing to meet its ongoing needs. However, we are presently in negotiations for these new credit facilities; therefore, there is no assurance that the Company will achieve the desired levels of financing, and the terms of such financing, as ultimately negotiated, cannot be determined at this time.

      In addition to the short-term line of credit and commercial paper program, Agway, through AFC, offers subordinated money market certificates (and previously offered subordinated debentures) to the public. AFC's subordinated debt is not redeemable by the holder, though AFC historically has had a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase prior to maturity. However, AFC is under no obligation to repurchase such debt when so presented, and AFC may stop or suspend this repurchase practice at any time. In addition, the terms or conditions of the lines of credit discussed above, as ultimately negotiated, may cause AFC to limit or cease its past practices with regard to the repurchase of subordinated debt. The foregoing debt bears interest payable semi-annually on January l and July 1 of each year. AFC's money market certificates bear interest at a rate that is the greater of the stated rate or a rate based upon the average discount rate for U.S. Government Treasury Bills (T-Bills), with maturities of 26 weeks. AFC subordinated money market certificates as of September 2000 are due between October 2000 and October 2014 and bear a weighted average interest rate of 8.0%, while subordinated debentures due between July 2001 and July 2003 bear a weighted average interest rate of 7.7%.

      In October 2000, $50,100 of subordinated money market certificates issued by AFC matured. Agway refinanced this debt through a combination of new issuance of subordinated debt, cash from operations, sales of discontinued assets, and short-term bank borrowings.

      Telmark
      At September 2000, Telmark had credit facilities available from banks which allow Telmark to borrow up to an aggregate of $386,700, which reflects an increase in the revolving term loan facility of $50,000 since June 2000. Uncommitted short-term line of credit agreements permit Telmark to borrow up to $86,700 on an uncollateralized basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $300,000 partially collateralized revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amounts outstanding as of September 2000 and June 2000 under the short-term lines of credit were $85,700 and $75,200, respectively, and under the revolving term loan facility were $177,600 and $154,500, respectively. The portion of the revolving term loan that is short term at September 2000 and June 2000 was $35,600 and $500, respectively. Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $86,700 lines of credit all have terms expiring during the next 12 months. The $300,000 revolving term loan facility is available through August 1, 2001.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.    BORROWING ARRANGEMENTS (continued)
      ----------------------------------
      Telmark (continued)
      Telmark had balances outstanding on unsecured senior notes from private placements totaling $122,000 at September 30 and June 30, 2000. The principal bears interest at fixed rates ranging from 6.5% to 7.6%. The principal payments commence November 2000 with final installment due in May 2004. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to one another and each contains several specific financial covenants.

      Telmark, through three wholly owned special purpose subsidiaries, has six classes of lease-backed notes outstanding totaling $113,600 and $118,300 at September 2000 and June 2000, respectively, payable to insurance companies. Interest rates on these classes of notes range from 6.5% to 9.1%. The notes are collateralized by leases, which Telmark sold to these subsidiaries, having an aggregate present value of contractual lease payments equal to the principal balance of the notes, and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. The scheduled maturity of these notes is in varying amounts and dates through December 2008.

      Telmark registers with the SEC to offer debentures to the public. The debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is paid on January 1, April 1, July 1, and October 1 of each year and may, at the holder's option, be reinvested. The offering of the debentures is not underwritten, and there can be no guarantee as to the amount of debentures, if any, that will be sold. Telmark's subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Telmark debentures as of September 2000 are due between March 2001 and March 2008 and bear a weighted average interest rate of 8.0%. As of September 2000, approximately $38,400 of debentures were outstanding under these offerings.

      The Company's long-term and subordinated debt outstanding at September 2000, as compared to June 2000, is as follows:

                                                                      AFC
                                           Agway                 (excluding Telmark)        Telmark                    Total
                                  -----------------------   -----------------------  ---------------------   ----------------------
                                     9/00         6/00         9/00         6/00        9/00        6/00         9/00       6/00
                                  ----------   ----------   ----------  -----------  ----------  ---------   ----------  ----------
      Long-term debt ..........   $   11,705   $   11,336   $    2,796  $     2,957  $  377,609  $ 404,256   $  392,110  $  418,549
      Currently payable........        5,268        2,812          452          626     124,650    132,773      130,370     136,211
                                  ----------   ----------   ----------  -----------  ----------  ---------   ----------  ----------
      Net long-term debt.......   $    6,437   $    8,524   $    2,344  $     2,331  $  252,959  $ 271,483   $  261,740  $  282,338
                                  ==========   ==========   ==========  ===========  ==========  =========   ==========  ==========

      Subordinated debt........   $        0   $        0   $  437,790  $   437,476  $   38,396  $  37,398   $  476,186  $  474,874
      Currently payable........            0            0       50,589       51,628       5,360      5,497       55,949      57,125
                                  ----------   ----------   ----------  -----------  ----------  ---------   ----------  ----------
      Net subordinated debt....   $        0   $        0   $  387,201  $   385,848  $   33,036  $  31,901   $  420,237  $  417,749
                                  ==========   ==========   ==========  ===========  ==========  =========   ==========  ==========

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

      We continually monitor our operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Agway's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation can be estimated. Estimates of the extent of our degree of responsibility of a particular site and the method and ultimate cost of remediation require a number of assumptions for which the ultimate outcome may differ from current estimates. However, we believe that past experience provides a reasonable basis for estimating our liability. As additional information becomes available, estimates are adjusted as necessary. While we do not anticipate that any such adjustment would be material to our financial statements, it is reasonably possible that the result of ongoing and/or future environmental studies or other factors could alter this expectation and require the recording of additional liabilities. The extent or amount of such events, if any, cannot be estimated at this time. The settlement of the liabilities established will cause future cash outlays over at least five years based upon current estimates, and it is not expected that such outlays will materially impact Agway's liquidity position.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)

5.    FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING
      --------------------------------------------------
      Agway is an agricultural cooperative directly engaged in manufacturing, processing, distribution, and marketing of agricultural feed and agronomic products and services for its farmer-members and other customers, primarily in the northeastern United States and Ohio. In addition, Agway is involved in repackaging and marketing produce and processing and marketing sunflower seeds. Agway, through certain of its subsidiaries, is involved in the distribution of petroleum products; the installation and servicing of heating, ventilation, and air-conditioning equipment;
      marketing of natural gas and electricity; lease financing; the underwriting and sale of certain types of property and casualty insurance; and the sale of health insurance. Agway reports its operations principally in five business segments. Total sales and revenues of each industry segment includes the sale of products and services to unaffiliated customers, as reported in the Agway consolidated statements of operations, as well as sales to other segments of Agway which are competitively priced.

      The Other category within the summary of business segments includes intersegment eliminations and interest. The category also includes net corporate expenses and pension income. Finally, interest income for the Leasing segment is reported as net sales and revenues and interest expense is reported as cost and expenses from leasing operations (cost of sales).

                                                           Three Months Ended September 2000
                               --------------------------------------------------------------------------------------------
                                               Country
                                               Products
                               Agriculture       Group       Energy      Leasing      Insurance     Other(a)   Consolidated
                               -----------   -----------  -----------   ----------   ----------   ----------   ------------
Net sales and revenues to
  unaffiliated customers.....  $    98,963   $   43,365   $   149,251   $   20,468   $    6,972   $       10   $   319,029
Intersegment sales and
  revenues...................        2,230        1,761            85           76            0       (4,152)            0
                               -----------   -----------  -----------   -----------  ----------   ----------   -----------
    Total sales and revenues   $   101,193   $   45,126   $   149,336   $   20,544   $    6,972   $   (4,142)  $   319,029
                               ===========   ===========  ===========   ===========  ==========   ==========   ===========

Earnings (loss) before
   income taxes..............  $    (8,932)  $   (2,284)  $    (8,912)  $    4,212   $      171   $   (5,249)  $   (20,994)
                               ===========   ===========  ===========   ===========  ==========   ==========   ===========

Total assets.................  $   248,494   $   67,725   $   202,085   $   693,154  $   55,032   $  300,920   $ 1,567,410
                               ===========   ===========  ===========   ===========  ==========   ==========   ===========

                                                           Three Months Ended September 1999
                               --------------------------------------------------------------------------------------------
                                                Country
                                                Products
                               Agriculture      Group       Energy       Leasing     Insurance     Other(a)   Consolidated
                               -----------   -----------  -----------   ----------   ----------   ----------  ------------
Net sales and revenues to
  unaffiliated customers.....  $    91,424   $   43,266   $   103,893   $   18,265   $    6,980   $       7   $    263,835
Intersegment sales and
  revenues...................        3,338        2,922           100            6            0      (6,366)             0
                               -----------   -----------  -----------   ----------   ----------   ----------  ------------
    Total sales and revenues   $    94,762   $   46,188   $   103,993   $   18,271   $    6,980   $  (6,359)  $    263,835
                               ===========   ===========  ===========   ==========   ==========   ==========  ============

Earnings (loss) before
   income taxes..............  $   (12,888)  $      204   $   (12,020)  $    3,842   $       36   $  (3,074)  $    (23,900)
                               ===========   ===========  ===========   ==========   ==========   ==========  ============

Total assets.................  $   244,265   $   68,104   $   152,201   $  614,009   $   55,229   $ 330,647   $  1,464,455
                               ===========   ===========  ===========   ===========  ==========   ==========  ============

(a)    Represents unallocated net corporate costs and intersegment eliminations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)

6.    DISCONTINUED OPERATIONS
      -----------------------
      In October 1999, the Agway Board of Directors approved a plan to restructure the retail store distribution system. This plan called for the sale or closure of the 227 Agway retail properties over a period of approximately 1 1/2 years. In the spring of 2000, the Agway Board of Directors authorized the sale of the wholesale procurement and supply system to Southern States Cooperative, Inc. An agreement was executed on June 20, 2000 and the sale closed on July 31, 2000.

      The sale of the wholesale procurement and supply system, when combined with the sale and closure of the Agway-owned or operated retail stores, constitutes a plan to discontinue operations of the retail services business. For financial reporting purposes, the measurement date upon which this discontinued operation plan became effective was June 20, 2000. Operating results of the retail services business, including restructuring activity which took place through that date, were included in the operating loss from discontinued operations in the financial statements for the year ended June 2000. The anticipated gains and losses after June 20, 2000 from the future anticipated sale of the wholesale procurement and supply system, which was consummated on July 31, 2000, and the sale or closure of the remaining Agway-owned or operated retail store properties, as well as the results of their future operations through the anticipated dates of sale, were included in the loss on disposal of the retail services business in the fiscal year-end June 2000 statement of operations. No adjustments were required for discontinued operations for the first quarter of this year. Quarterly financial results for the prior fiscal year have been reclassified to reflect the retail services business as a discontinued operation.

      The net sales and revenues from discontinued operations (retail services business) for the first quarter of 2001 and 2000 were approximately $19,200 and $60,100, respectively. Net interest expense allocated to discontinued operations for the first quarter of 2001 and 2000 totaled $0 and $1,300, respectively.

      A summary of net assets of discontinued operations was as follows:

                                                                                    September 23,       June 24,
                                                                                        2000              2000
                                                                                    -------------     -----------
      Accounts receivable.......................................................    $      13,536     $   22,982
      Inventory.................................................................            1,973         18,408
      Property, plant and equipment, net........................................           18,838         18,989
      Other assets, net.........................................................           17,986         23,370
      Accounts payable and accrued expenses.....................................          (27,266)       (49,413)
      Long-term liabilities.....................................................               (7)           (58)
                                                                                    -------------     -----------
      Net assets of discontinued operations.....................................    $      25,060     $   34,278
                                                                                    =============     ===========

7.    ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
      -------------------------------------------------
      All derivatives are recognized on the balance sheet at their fair value. At the time a derivative contract is entered into, the Company either designates the derivative as a fair value or cash flow hedge. For fair value hedge transactions in which the Company is hedging changes in fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-priced asset, liability, commitment, or forecasted transaction, changes in the fair value of the derivative are reported in other comprehensive income. The gains and losses on the derivatives that are reported in comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of derivatives' changes in fair value and the change in fair value of derivatives designated but not qualifying as hedges are recognized in current-period earnings.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)


7.    ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES (continued)
      -------------------------------------------------------------
      For all derivatives designated as a hedge, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flows hedges to specific assets or liabilities on the balance sheet, commitments, or to forecasted transactions. The Company assesses at the time a derivative contract is entered into and at least quarterly whether the hedge relationship between the derivative and the hedged item is highly effective in offsetting changes in fair value or cash flows. Any change in fair value of the derivative resulting from ineffectiveness, as defined by SFAS No. 133, is recognized currently in earnings. Further, for derivatives that have ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

      The Company's Energy segment enters into a combination of exchange-traded futures and options contracts and, in certain circumstances, over the counter options (collectively derivatives) to manage the price risk associated with future purchases of the commodities used in its operations, principally heating oil and propane. Energy has fair value hedges associated with its fixed price purchase contracts and cash flows hedges for its variable priced purchase contracts. The derivatives are specifically matched in volume and maturity with the various purchase commitments of the business and generally expire within a year. Energy does not include the time value of option contracts in its assessment of hedge effectiveness and therefore records changes in the time value component of its options currently in earnings. At September 2000, Energy had derivative assets of $12,900 classified as prepaid expenses and other assets. A total of $5,800 of deferred net gains on derivatives instruments were accumulated in other comprehensive income and are expected to be reclassified into earnings during the next nine months. The pre-tax earnings impact for the mark-to-market component of option value not used in assessing hedge effectiveness totaled $1,800 upon the initial adoption of SFAS No. 133 at July 1, 2000, and is included, net of tax, in the cumulative effect of accounting change. For the three months ended September 30, 2000, $700 is included in cost of goods sold for the change in option value not used in the assessment of hedge effectiveness.

      In the Agriculture segment, the purchase of corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products sold by Agriculture, creates price risk for this business. Agriculture intends to use natural hedges of purchase and sales contracts whenever possible; however, exchange-traded commodity instruments are used principally to manage the price risk associated with unmatched commodity purchases or sales. Agriculture matches all derivative contracts with their underlying purchase or sale contract; however, due to the differences in the changes in the commodity cash price at an Agriculture location versus the Chicago Board of Trade, a highly effective hedging relationship (as defined by SFAS No. 133) has not been achieved. Therefore, the derivatives used in Agriculture are marked to market currently in earnings.

      In the Country Products Group segment, exchanged-traded soybean oil futures contracts are used principally to manage the price risk of confection and bakery kernel sunflower seeds which are purchased from growers by CPG and sold to customers. Foreign currency forward contracts are entered into to manage fluctuations in foreign currency denominated sales transactions. Because the commodity instrument used by CPG (soybean oil) does not create a highly effective hedging relationship (as defined by SFAS No. 133) with the sunflower seed purchase contracts, and because the timing of the foreign currency contracts does not match the associated sales contracts, these derivatives are marked to market currently in earnings.

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

Amounts in the following narrative have been rounded to the nearest hundred thousand.

Consolidated Results
--------------------
Consolidated net sales and revenues of $319,000 for the fiscal quarter ended September 23, 2000, increased $55,200 (21%) as compared to the same period in the prior year. The increase in the three-month period was substantially the result of increased sales in the Energy and Agriculture segments. The increase in Energy was principally due to significant increases in the cost of petroleum products over the prior year combined with volume improvements. The increase in Agriculture sales resulted substantially from increases in agronomy sales, where delayed plantings in the spring of 2000 due to high rainfall in certain areas of our operating territory moved sales of agronomy products such as fertilizers, crop protectants, and lime (which are typically made in the fourth quarter of the fiscal year) to the first quarter of the current year.

Consolidated pre-tax loss of $21,000 for the three months ended September 23, 2000, improved $2,900 (12%) over the same period in the prior year. From operations, the pre-tax results for the three months ended September 23, 2000, improved $5,100 (24%). Improvements in Agriculture, Energy, Leasing, and Insurance were partially offset by a decline in the Country Products Group. See further explanation by business segment below. Increased net corporate costs of $2,200 (72%) further reduced pre-tax results for the three-month period. The increase in corporate costs over the prior year resulted from higher professional services costs, higher total interest costs from overall higher average short-term borrowings, and higher debt fees.

Effective June 25, 2000, Agway adopted a new accounting requirement for all derivative instruments. As a result, a loss on the cumulative effect of accounting change, net of tax of $1,100, has been recorded (See Note 1 for details). Also, as detailed in Note 6, the former retail segment is now being reported as a discontinued operation and the $1,600 after- tax losses on retail operations for the quarter ended September 25, 1999, have been so reclassified. For the quarter ended September 23, 2000, no further adjustments were required to be recorded for this discontinued operation.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Agriculture
-----------
Total Agriculture sales and revenues of $101,200 for the three months ended September 23, 2000, increased $6,400 (7%) as compared to $94,800 for the same period in the prior year. The increase in sales for the three-month period was due principally to increased sales in the agronomy business, but was also favorably impacted by increased sales in the TSPF(TM) heifer-rearing services and in the Agriculture farm store sales. These increases were partially offset by sales decreases in the enterprise feed and grain marketing businesses. Agronomy sales increased $9,300 (30%) and farm store sales increased $400 (9%) for the three-month period as compared to the same period in the prior year. High rainfall in the northern portion of Agway's market territory during the spring 2000 planting season delayed plantings. Consequently, the sale of agronomy products such as fertilizer, crop protectants, and lime that normally would have occurred in the fourth quarter of last fiscal year occurred in the first quarter of the current year. The TSPF(TM) heifer rearing service sales increased $500 (278%) for the three-month period as compared to the same period in the prior year. This new service continues to grow as a larger number of animals are in the heifer-rearing facilities than in the prior year. The above increases were partially offset by a decline in grain marketing sales of $2,000 (97%) and enterprise feed sales of $1,900 (3%) in the first quarter of this year as compared to the same period in the prior year. The decrease in grain marketing sales is due to the discontinuation of the grain marketing operations that occurred in the second half of the prior fiscal year. The decrease in enterprise feed sales resulted substantially from a combination of market consolidation, increased competition, and lower milk prices which have impacted farmers' buying decisions.

Agriculture pre-tax loss of $8,900 for the three months ended September 23, 2000, decreased $4,000 (31%) as compared to a pre-tax loss of $12,900 for the same period in the prior year. The improvement to pre-tax results in the three-month period as compared to the same period in the prior year resulted from improved operating results in the agronomy operations of $2,800 (38%) and in the grain marketing operations of $2,000 (91%). The improvements to agronomy pre-tax earnings resulted substantially from increased sales and product margins as compared to the prior year which were the result of the delay in spring 2000 sales until the first quarter of the current year as noted above. The grain marketing business improvements are principally related to the absence of grain marketing losses in the three months ended September 23, 2000, as compared to the first quarter of the prior year. (Grain marketing losses of $1,800 were incurred in the first quarter of the prior year principally from unauthorized speculative transactions as previously disclosed.) These improvements were partially offset by a decrease in enterprise feed operations of $600 (14%). The decline in sales described above resulted in lower gross margins that were offset slightly by lower operating expenses as the operations adjusted to the decline in volume.

Country Products Group
----------------------
Country Products Group (CPG) total sales and revenues of $45,100 for the three months ended September 23, 2000, decreased $1,100 (2%) as compared to the same period in the prior year. The decline in CPG sales as compared to the prior year related primarily to the Business Group, where sales decreased $3,100 (20%). The Business Group sales decline resulted principally from lower sunflower seed sales due to a poor sunflower seed crop in the fall of 1999. The poor crop continued to adversely impact sales during the first quarter of this year as the new sunflower seed crop is not expected to be substantially harvested until the second quarter of this year. Additionally, the sale of the pastry flour mill in the fourth quarter of the prior year reduced Business Group sales in the first quarter of this year as compared to the prior year by $1,200. These decreases were partially offset by an $800 (3%) increase in the Produce Group sales for the three- month period as compared to the same period in the prior year. The increase in Produce Group sales resulted from a mixture of activity. A new produce operation acquired in the first quarter of the prior year did not have appreciable sales until after the first quarter of last year, and therefore, the Produce Group experienced a growth of $3,200 in sales from this operation in the current year as compared to last year. This increase was partially offset as industry consolidation has caused some loss in sales volume of other produce operations in the current year as compared to the prior year. Finally, the
Investment Group sales increased $500 ((530%) substantially due to the commercial sale of Optigen (TM) 1200, a controlled release nitrogen feed product, which was not available until the second quarter of the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Country Products Group (continued)
----------------------------------
CPG pre-tax losses of $2,300 for the three months ended September 23, 2000, represents a decrease of $2,500 as compared to pre-tax income of $200 for the same period in the prior year. The pre-tax results related to the Business Group declined $1,200 (180%). The Business Group's sunflower operations experienced lower margins due to high product cost and increased production costs associated with a poor sunflower crop harvest in the fall of 1999 that was widespread in its territory due to adverse growing conditions. The Produce Group's pre-tax loss of $200 in the three- month period ended September 23, 2000, represents a decrease of $1,400 compared to pre-tax income of $1,200 in the comparable period in the prior year. The decline is due to a combination of lower gross margins and increased operating costs. CPG's Investment Group experienced a pre-tax loss for the first quarter of $900 as compared to $1,400 in pre-tax losses for the same period in the prior year. The lower amount of losses in the current year as compared to the prior year resulted substantially from revenues generated in the current year on the commercial sale of Optigen(TM) 1200, as noted above. Additionally, lower costs associated with new business development were incurred in the first quarter of the current year as compared to the same period in the prior year.

Energy
------
Energy sales and revenues of $149,300 for the three months ended September 30, 2000, increased $45,300 (44%) as compared to the same period in the prior year. Overall, sales dollar increases from liquid product volume increases were $4,300 (4%) during the three-month period as compared to the same period in the prior year. The volume increases were driven by higher retail volume of heating oil and propane and higher wholesale gasoline volumes. The petroleum industry continued to experience significant increases in the pricing of product in the quarter ended September 30, 2000, primarily due to pressure on global supply of products. As a result of these market conditions, Energy experienced sales dollars increases due to price increases in its liquid products of $37,000 (36%) for the three-month period. Additionally, continued focus on growth increased sales in the three months ended September 30, 2000, by $1,600 (13%) in the heating, ventilation and air-conditioning installation and service sales and $2,400 (90%) in the electric and natural gas marketing business as compared to the same period in the prior year.

Energy pre-tax loss of $8,900 for the three-month period ended September 30, 2000, improved by $3,100 (26%) as compared to the same period in the prior year. In the three-month period ended September 30, 2000, overall gross margin dollars increased $4,300 (17%) over the same period in the prior year and were driven by an increase in liquid product volume with higher gross margin rates as compared with the prior year. The improved gross margin dollars, however, were partially offset in the three-month period by a $1,000 (78%) decrease in terminaling throughput revenues and a $300 (1%) increase in total operating expenses as compared to the same period in the prior year. The decline in throughput revenues was the result of the sale of six pipeline terminal storage facilities in the fourth quarter of the prior year. As a result, there is no throughput revenue for these facilities in the first quarter of this year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Leasing
-------
Total revenue of $20,500 for the three-month period ended September 30, 2000, increased $2,200 (12%) as compared to the same period in the prior year. These increases were primarily due to a higher average investment in leases which was partly offset by a slightly lower income rate on new and replacement leases. Telmark's average net investment in leases increased $78,800 (13%) in the three-month period ended September 30, 2000, as compared to the same period in the prior year.

Pre-tax earnings from operations of $4,200 for the three months ended September 30, 2000, increased $400 (10%) as compared to the same period in the prior year. The total revenue increases noted above were partially offset by an increase in total expenses of $l,900 (13%) for the three months ended September 30, 2000, as compared to the same period in the prior year. The increase in total expenses was substantially due to increased interest expense. The increased interest expense is due to an increase in the amount of debt required to finance the increase in the lease portfolio as compared to the same period in the prior year and higher interest rates on new and replacement debt.

Insurance
---------
Insurance  Group  net  revenues  of  $7,000  for the  three-month  period  ended
September 30, 2000, remained unchanged as compared to the same period in the prior year. Net earned premiums and investment income of the Agway Insurance Company totaled $6,800 and the Agway General Agency income was $200.

Pre-tax earnings of the Insurance Group of $200 for the three-month period ended September 30, 2000, increased $100 (384%) as compared to the same period in the prior year. The improvement in pre-tax earnings for the three-month period resulted from lower expenses in the General Agency. The Insurance Company pre-tax earnings for the three- month period of this year remain unchanged from the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash generated from external borrowings and/or operations are Agway's major ongoing sources of funds to finance capital improvements, business acquisitions, shareholder dividends, and a growing lease portfolio at Telmark. The following is a summary of net cash flows for the three months ended:

                                                                  September 23,     September 25       Increase
                                                                      2000             1999           (Decrease)
                                                                 ---------------   -------------     -------------
Net cash flows provided by (used in):
       Operating activities...................................   $       17,650    $       (959)     $      18,609
       Investing activities...................................          (23,945)        (35,117)            11,172
       Financing activities...................................          (13,663)         36,961            (50,624)
                                                                 ---------------   -------------     -------------
Net increase (decrease) in cash and equivalents...............   $      (19,958)   $        885      $     (20,843)
                                                                 ===============   =============     =============

Cash Flows Provided By Operating Activities
The increase in cash flows provided by operating activities for the three months ended September 23, 2000, included a net earnings increase of $2,700 as compared to the same period in the prior year and the generation of $9,400 in cash flows from working capital in the first quarter compared to net cash used of $8,100 for the same period in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------

Cash Flows Used in Investing Activities
The cash flow used in investing activities increased in the three months ended September 23, 2000, by $11,200 as compared to the same period in the prior year. Cash of $5,000 was used during the first quarter of the prior year in business acquisitions, along with a $3,600 decrease in the amount of cash used in the purchases of property, plant and equipment in the first quarter of this year.

Cash Flows Provided  By (Used In) Financing Activities
Financing activities for the three months ended September 23, 2000, netted cash used of $13,600 compared to cash provided of $36,900 for the same period in the prior year. This $50,600 change in cash from financing was substantially from decreased short-term borrowings to cover the changed requirements for cash for operations and investing activities.

The Company finances its operations and the operations of all its continuing business and subsidiaries, except Insurance and Telmark, through Agway Financial Corporation (AFC). External sources of short-term financing for Agway and all its other continuing operations include revolving credit lines, letters of credit, and a commercial paper program as more fully described in Note 3, Borrowing Arrangements, to the condensed financial statements. Insurance finances its activities through operations. Telmark's finance arrangements are also explained in Note 3. Agway expects to continue to have appropriate and adequate financing to meet its ongoing needs. However, we are presently in negotiations for new credit facilities; therefore, there is no assurance that the Company will achieve the desired level of financing, and the terms of such financing, as ultimately negotiated, cannot be determined at this time.

Sources of longer-term financing include the following as of September 2000:

                                                                                           AFC
                                                                              Agway     (excluding
Source of debt                                                                 Inc.      Telmark)       Telmark       Total
--------------                                                             ----------   -----------   -----------  ----------
Banks - due 10/00 to 4/04, interest at a weighted average
   rate of 6.9% with a range of 5.6% - 8.6% ............................   $        0   $      350    $  142,000   $  142,350
Insurance companies - due 10/00 to 2/07, interest at a
   weighted average rate of 7.1% with a range of
   6.5% - 9.1%..........................................................            0            0       235,609      235,609
Capital leases and other - due 2000 to 2018, interest at a
   weighted average rate of 9.3% with a range of 7.5% to 10%............       11,705        2,446             0       14,151
                                                                           ----------   -----------   -----------  -----------
      Long-term debt....................................................       11,705        2,796       377,609      392,110
Subordinated  money  market  certificates  - due 10/00 to 10/14, interest  at a weighted average rate of 8.0% with a range of
   4.5% - 9.5%..........................................................            0      430,727             0      430,727

Subordinated  debentures - due 3/01 to 3/08, interest at a weighted
  average rate of 8.0% with a range of 6.0% to 8.8%.....................            0        7,063        38,396       45,459
                                                                           ----------   -----------   -----------  -----------
      Total debt........................................................   $   11,705   $  440,586    $   416,005  $  868,296
                                                                           ==========   ===========   ===========  ===========

For a further description of the Company's credit facilities available at September 30, 2000, see Note 3 to the Condensed Consolidated Financial Statements.

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

In the Energy segment, exchange-traded commodity instruments and, in certain circumstances, over-the-counter contracts with third parties are used principally for heating oil and propane. They are entered into as a hedge against the price risk associated with Energy's future purchases of the commodities used in its operations. Generally, the price risk extends for a period of one year or less. In the Agriculture segment's feed business, exchange-traded commodity instruments are used principally to manage the price risk of corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products. In the Country Products Group, due to a change in governmental subsidy programs during fiscal 2000, exchange-traded commodity instruments were entered into to principally manage the price risk of sunflower seeds which are purchased from growers by CPG and sold to customers.

A sensitivity analysis has been prepared to estimate Agway's exposure to market risk of its commodity instrument positions as of September 2000 and 1999. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta- adjusted calculated price. The market risk of the commodity positions is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices of the underlying commodities. This estimated loss in fair value of the commodity instruments does not reflect the offsetting impact of the market price changes to the underlying value of the commodities. As of September 2000 and 1999, assuming a 10% hypothetical adverse change in the underlying commodity price, the potential decrease in fair value of Agway's commodity instruments was as follows:

                                                                  September
                                                          ----------------------
                                                            2000          1999
                                                         ----------    ---------
Energy.................................................  $    5,900    $  1,700
Country Products Group.................................       *             -
Agriculture............................................       *             *
Grain Marketing (1)....................................       -             *


* The potential loss in fair value of commodity instruments resulting from a hypothetical 10% change in market prices of the underlying commodity was immaterial.

(1) Grain marketing activity was discontinued during fiscal 2000, as disclosed in the June 24, 2000 Form 10-K.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
Agway filed a report on Form 8-K on August 3, 2000, announcing the June 30, 2000, sale by Agway Energy Products, LLC of six pipeline terminal storage facilities, located in New York and Pennsylvania, to Buckeye Partners, L.P. (Buckeye) for a total purchase price of $19,000.

Agway filed a report on Form 8-K on August 15, 2000, announcing the July 31, 2000, finalization of the purchase by Southern States Cooperative Inc. of Agway's consumer wholesale procurement and supply system. The aggregate consideration received by Agway consisted of $9,080 in cash, assumption of $1,963 of accounts payable by Southern States Cooperative Inc., and a $13,300 interest-bearing promissory note to Agway from Southern States Cooperative Inc. payable at the end of 30 months.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   AGWAY INC.
                                    -------------------------------------------
                                                 (Registrant)





Date    November 6, 2000                    /s/ PETER J. O'NEILL
       ------------------           --------------------------------------------
                                               Peter J. O'Neill
                                            Senior Vice President,
                                              Finance & Control,
                                       (Principal Financial Officer and
                                           Chief Accounting Officer)