Form 10-Q
period 2000-12-23
AGWAY INC
filed 2001-02-06
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934
For the quarterly period ended December 23, 2000
                               -----------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
EXCHANGE ACT OF 1934
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
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



        Class                                    Outstanding at February 2, 2001
------------------------                         -------------------------------
Membership Common Stock,                                  98,200 shares
$25 par value per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                                      PAGE NO.

PART I.      FINANCIAL INFORMATION
------       ---------------------

             Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of December 23, 2000 and June 24, 2000.......................    3

             Condensed Consolidated Statements of Operations and Retained Earnings for the three months
             and six months ended December 23, 2000 and December 25, 1999..........................................    4

             Consolidated Statements of Comprehensive Income for the three months and six months ended
             December 23, 2000 and December 25, 1999...............................................................    5

             Condensed Consolidated Cash Flow Statements for the six months ended December 23, 2000
             and December 25, 1999.................................................................................    6

             Notes to Condensed Consolidated Financial Statements..................................................    7

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........   18

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................   23

PART II.     OTHER INFORMATION
-------      -----------------

             Item 1.  Legal Proceedings............................................................................   24

             Item 4.  Submission of Matters to a Vote of Security Holders..........................................   25

             Item 6.  Exhibits and Reports on Form 8-K.............................................................   25

             SIGNATURES............................................................................................   26


                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  Item 1. CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                      December 23,          June 24,
ASSETS                                                                                   2000                2000
------                                                                              ---------------     --------------
                                                                                      (Unaudited)
Current Assets:
      Cash.......................................................................   $      13,868       $      29,244
      Trade accounts receivable (including notes receivable of $28,133 and
           $38,755, respectively), less allowance for doubtful accounts of
           $8,864 and $7,204, respectively.......................................         190,749             210,598
      Leases receivable, less unearned income of $73,935 and
           $71,944, respectively.................................................         164,013             152,255
      Advances and other receivables.............................................          34,945              22,401
      Inventories:
           Raw materials.........................................................           7,705               7,982
           Finished goods........................................................         109,047             101,859
           Goods in transit and supplies.........................................           2,920               2,099
                                                                                    --------------      --------------
                Total inventories................................................         119,672             111,940
      Prepaid expenses and other assets..........................................          58,032              48,743
                                                                                    --------------      --------------
           Total current assets..................................................         581,279             575,181
Marketable securities available for sale.........................................          37,823              36,254
Other security investments.......................................................          51,485              51,472
Properties and equipment, net....................................................         167,959             175,784
Long-term leases receivable, less unearned income of $178,902 and
      $167,414, respectively.....................................................         487,948             470,595
Net pension asset................................................................         221,884             213,455
Other assets    .................................................................          32,562              21,110
Net assets of discontinued operations............................................          17,544              34,278
                                                                                    --------------      --------------
                Total assets.....................................................   $   1,598,484       $   1,578,129
                                                                                    ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
      Notes payable..............................................................   $      193,170      $     177,576
      Current installments of long-term debt.....................................          118,526            136,211
      Current installments of subordinated debt..................................           56,169             57,125
      Accounts payable...........................................................          142,825             94,046
      Other current liabilities..................................................          115,711            122,060
                                                                                    ---------------     -------------
           Total current liabilities.............................................          626,401            587,018
Long-term debt...................................................................          298,319            282,338
Subordinated debt................................................................          392,186            417,749
Other liabilities................................................................          109,502            108,433
                                                                                    ---------------     -------------
           Total liabilities.....................................................        1,426,408          1,395,538
Commitments and contingencies....................................................
Shareholders' equity:
      Preferred stock, net.......................................................           38,088             39,695
      Common stock, net..........................................................            2,456              2,473
      Accumulated other comprehensive income (loss)..............................            3,907               (798)
      Retained earnings..........................................................          127,625            141,221
                                                                                    ---------------     -------------
           Total shareholders' equity............................................          172,076            182,591
                                                                                    ---------------     -------------
                Total liabilities and shareholders' equity.......................   $    1,598,484      $   1,578,129
                                                                                    ===============     =============

     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

Item 1.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                             Three Months Ended                       Six Months Ended
                                                      ---------------------------------      -------------------------------
                                                        December 23,       December 25,       December 23,      December 25,
                                                            2000              1999                2000                1999
                                                       -------------     -------------       -------------     -------------
Net sales and revenues from:
      Product sales (including excise taxes)........   $    357,379      $    293,927        $    648,892      $    532,511
      Leasing operations............................         21,494            19,056              42,038            37,327
      Insurance operations..........................          7,187             6,980              14,159            13,960
                                                       -------------     -------------       -------------     -------------
           Total net sales and revenues.............        386,060           319,963             705,089           583,798

Cost and expenses from:
      Products and plant operations.................        327,028           271,700             613,076           509,899
      Leasing operations............................          9,788             8,179              19,157            15,880
      Insurance operations..........................          4,335             4,192               8,647             8,344
      Selling, general and administrative
           activities...............................         33,367            33,907              65,798            67,510
                                                       -------------     -------------       -------------     -------------
           Total operating costs and expenses               374,518           317,978             706,678           601,633



Operating income (loss)                                      11,542             1,985              (1,589)          (17,835)

Interest expense, net...............................         (9,472)           (7,829)            (18,483)          (14,223)
Other income, net...................................          2,871             2,816               4,019             5,128
                                                       -------------     -------------       -------------     -------------
Earnings (loss) from continuing
      operations before income taxes................          4,941            (3,028)            (16,053)          (26,930)
Income tax expense (benefit) .......................          3,083              (362)             (4,943)           (9,074)
                                                       -------------     -------------       -------------     -------------

Earnings (loss) from continuing operations                    1,858            (2,666)            (11,110)          (17,856)

Discontinued operations:
      Loss from operations, net of tax benefit
           of $0 and $3,454 and $0 and
           $4,328, respectively.....................              0            (6,325)                  0             (7,925)
      Loss on disposal of retail....................              0                 0                   0                  0
                                                       -------------     -------------       -------------     -------------
      Loss from discontinued operations.............              0            (6,325)                  0             (7,925)

Earnings (loss) before cumulative effect
      of an accounting change.......................          1,858            (8,991)            (11,110)           (25,781)

Cumulative effect of accounting change,
           net of tax benefit of $723...............              0                 0              (1,057)                0
                                                       -------------     -------------       -------------     -------------

Net earnings (loss).................................          1,858            (8,991)            (12,167)          (25,781)

Retained earnings, beginning of period..............        127,196           136,973             141,221           153,763
Dividends...........................................         (1,429)           (1,573)             (1,429)           (1,573)
                                                       -------------     -------------       -------------     -------------
Retained earnings, end of period....................   $    127,625      $    126,409        $    127,625      $    126,409
                                                       =============     =============       =============     =============

     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        Item 1. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                             Three Months Ended                      Six Months Ended
                                                       ------------------------------       ------------------------------
                                                        December 23,     December 25,        December 23,     December  25,
                                                            2000             1999                2000             1999
                                                       -------------    -------------       -------------     ------------
Net earnings (loss).................................   $     1,858      $    (8,991)        $    (12,167)     $   (25,781)

Other comprehensive income (loss), net of tax:

Unrealized gains (losses) on available-for-sale
  securities:
      Unrealized holding gains (losses)
           arising during period....................           414             (393)                 709             (539)

Unrealized gains (losses) on derivatives:
      Cumulative effect of accounting change,
           net of tax expense of $2,041.............             0                0                3,061                0
      Unrealized holding gains (losses) arising
           during period............................         1,247                0                4,649                0
      Reclassification adjustment for (gains)
           losses included in net earnings..........        (3,049)               0               (3,714)               0
                                                       -------------    -------------       -------------     ------------

Other comprehensive income (loss), net of tax               (1,388)            (393)               4,705             (539)
                                                       -------------    -------------       -------------     ------------

Comprehensive gain (loss)                              $       470      $    (9,384)        $     (7,462)     $   (26,320)
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

               Item 1. CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                            Six Months Ended
                                                                                    -----------------------------------
                                                                                      December 23,        December 25,
                                                                                         2000                     1999
                                                                                    --------------       --------------
Net cash flows provided by (used in) continuing operations.......................   $      26,636        $     (12,074)
Net cash flows provided by (used in) discontinued operations.....................          16,734                4,571
                                                                                    --------------       --------------
Net cash flows provided by (used in) operating activities........................          43,370               (7,503)

Cash flows provided by (used in) investing activities:
      Purchases of property, plant and equipment.................................          (6,339)             (13,549)
      Proceeds from disposal of property, plant and equipment....................           4,170                 (175)
      Cash paid for acquisition of business......................................               0               (4,950)
      Leases originated..........................................................        (148,677)            (134,705)
      Leases repaid..............................................................         111,044              101,376
      Proceeds from sale of marketable securities................................           1,895                1,413
      Purchases of marketable securities.........................................          (2,755)              (3,431)
      Net purchase of investments in cooperatives................................            (294)                (518)
                                                                                    --------------       --------------

Net cash flows used in investing activities......................................         (40,956)             (54,539)

Cash flows provided by (used in) financing activities:
      Net change in short-term borrowings........................................          15,594               84,802
      Proceeds from long-term debt...............................................             135               11,509
      Repayment of long-term debt................................................          (1,774)              (4,443)
      Proceeds from sale of subordinated debt....................................          79,939               56,056
      Maturity and redemption of subordinated debt...............................        (106,458)             (80,470)
      Payments on capital leases.................................................            (582)              (2,630)
      Redemption of stock, net ..................................................          (1,623)                (600)
      Cash dividends paid........................................................          (3,021)              (1,702)
                                                                                    --------------       --------------

Net cash flows provided by (used in) financing activities........................         (17,790)              62,522
                                                                                    --------------       --------------

Net increase (decrease) in cash and equivalents..................................         (15,376)                 480
Cash and equivalents at beginning of period......................................          29,244                4,480
                                                                                    --------------       --------------
Cash and equivalents at end of period............................................   $      13,868        $       4,960
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------
      Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 23, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001, due to the seasonal nature of certain major segments of our business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 24, 2000.

      New Accounting Standard
      The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 (as amended by SFAS No. 137) was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, (June 25, 2000, for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

      On June 25, 2000, upon adoption of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect loss of $1,100 to recognize at fair value the component of all option contracts associated with the Company's Energy segment which is excluded from the assessment of hedge effectiveness as allowed by the new standard. The Company also recorded a net-of-tax cumulative-effect gain of $3,100 in other comprehensive income to recognize at fair value all derivative instruments in the Company's Energy segment that are designated and qualify as cash- flow hedges. See Note 6 for further details of the Company's accounting for derivatives and hedging activities.

      Fiscal Quarter
      The fiscal quarter-end of Agway Inc. for the second quarter of the current and prior year was December 23 and December 25, respectively. The fiscal quarter-end of certain of Agway's subsidiaries, including Agway Energy Products LLC, Telmark LLC, and Agway Insurance Company, for the second quarter of the current and prior year is December 31, and these subsidiaries are consolidated on that basis.

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

      In exemptive relief granted pursuant to a "no action letter" issued by the staff of the SEC, AFC is not required to file periodic reports with the SEC for itself but does report summarized financial information in Agway's financial statement footnotes. However, as required by the 1934 Act, the summarized financial information concerning AFC and consolidated subsidiaries is as follows:

                                                         Three Months Ended                   Six Months Ended
                                                 ----------------------------------     -------------------------------
                                                    December 23,      December 25,       December 23,      December 25,
                                                        2000              1999               2000               1999
                                                  --------------     --------------     -------------     -------------

           Net sales and revenues..............   $     264,653      $     203,037      $    455,844      $    342,504
           Operating income....................          19,362             11,075            14,827             4,548
           Net income (loss)...................           5,872              3,190            (2,722)           (5,095)

                                                                                         December 23,        June 30,
                                                                                              2000            2000
                                                                                        -------------     -------------
           Current assets............................................................   $    691,981      $    696,404
           Properties and equipment, net.............................................         77,348            79,178
           Noncurrent assets.........................................................        637,411           618,303
                                                                                        -------------     -------------
           Total assets..............................................................   $  1,406,740      $  1,393,885
                                                                                        =============     =============

           Current liabilities.......................................................   $    135,633      $    112,259
           Short-term notes payable..................................................        193,170           177,576
           Current installments of long-term debt....................................        113,788           133,399
           Current installments of subordinated debt.................................         56,169            57,125
           Long-term debt............................................................        291,858           273,814
           Subordinated debt.........................................................        392,186           417,749
           Noncurrent liabilities....................................................         19,363            19,373
           Shareholder's equity......................................................        204,573           202,590
                                                                                        -------------     -------------
           Total liabilities and shareholder's equity................................   $  1,406,740      $  1,393,885
                                                                                        =============     =============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.    BORROWING ARRANGEMENTS
      ----------------------
      Current Availability
      Agway finances its operations and the operations of all of its businesses and subsidiaries through Agway Financial Corporation (AFC). External sources of short-term financing for Agway and its continuing operations, other than Agway Insurance Company and Telmark, currently include revolving credit lines, letters of credit, and a commercial paper program (See "Renewal" below). Insurance finances its activities through operations. Telmark's finance arrangements are explained below. As of December 2000, Agway had certain facilities available with banking institutions whereby lenders have agreed to provide funds up to $456,700 to separately financed units of the Company as follows: AFC - $75,000 and Telmark - $381,700. In addition, AFC may issue up to $50,000 of commercial paper under the terms of a separate agreement, backed by a bank standby letter of credit.

      AFC
      The specifics of these AFC arrangements are as follows:

                                                            Total
                                                           Amount
                                                          Available       Available Amount Outstanding
                                                         Dec.  2000        Dec. 2000         June 2000     Term Expires
                                                      ---------------     ------------     -----------   -----------------
      Short-term line of credit.....................  $    75,000         $   39,600         $51,900     February 28, 2001
      Commercial paper..............................  $    50,000         $   50,000         $50,000     February 28, 2001

      To meet working capital demands of the current high industrywide cost of petroleum commodities, banks under AFC's current lending arrangements agreed to increase AFC's line of credit from $50,000 to $75,000 effective November 1, 2000 through the expiration of this financing arrangement on February 28, 2001.

     Renewal AFC annually renews its lines of credit in the quarter ended December 31. Agway's existing banks have expressed interest in participating in a new facility at reduced levels from their current commitments. As a result of the foregoing, and in anticipation of continued high petroleum commodity costs, AFC has been negotiating with several lenders to increase and restructure its credit facilities to be effective at the end of the term of its current arrangements. During the second quarter, it became clear to the Company that the negotiations for a new credit facility would not be completed by the original term of its arrangements of December 31, 2000. In order to complete these negotiations, the Company received extensions from its existing banks on all arrangements through February 28, 2001.

      In January 2001, Agway signed a commitment letter with an agent for a syndicated senior collateralized revolving credit facility for $175,000 including letters of credit. Management is working with the syndication agent to close on the new facility by February 28, 2001, and is coordinating the refinancing activity with the existing creditors. Agway believes it will continue to have appropriate and adequate financing to meet its ongoing needs. However, negotiations for new credit facilities have not been completed; therefore, there is no assurance that the Company will achieve the desired levels of financing. In addition, the terms of such refinancing, if and as ultimately negotiated, cannot be determined at this time.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.    BORROWING ARRANGEMENTS (continued)
      ----------------------------------
      Collateralization and Covenants
      The $75,000 short-term line of credit and the $50,000 commercial paper facility currently available to AFC require collateralization using certain of Agway's accounts receivable and non-petroleum inventories (collateral). The line of credit additionally requires Agway's investment in bank stock, which had a book value of $2,300 and $3,000 at December 2000 and June 2000, respectively, as additional collateral. The maximum amounts that can be drawn under these AFC agreements are subject to a limitation based on a specific calculation relating to the collateral available. Adequate collateral existed throughout the first six months of the year to permit AFC to borrow amounts to meet the ongoing needs of Agway and is expected to continue to do so through the term of this agreement. In addition, the current agreements include certain covenants, the most restrictive of which requires Agway to maintain specific quarterly levels of interest coverage, monthly levels of tangible retained earnings, monthly current ratios, and limits available credit to a multiple of earnings as defined in the agreement. Other covenants limit capital expenditures to agreed upon levels during the term of the agreements, require the monthly maintenance of senior liabilities to tangible capital ratios as defined in the agreements and require the maintenance of a minimum total of $425,000 in Agway preferred stock and AFC subordinated debt. The required minimum level of preferred stock and subordinated debt has historically been at levels that do not interfere with the normal volume of requests Agway has received and fulfilled to repurchase such securities at par value or principal amount prior to maturity.

      For the quarter ended December 2000, Agway met all covenant requirements. However, the bank covenants are restrictive and, given the historical volatility of Agway's operating results, may be violated between now and the end of the existing credit agreements.

      Other Debt Issuances
      In addition to the short-term line of credit and commercial paper program, Agway, through AFC, offers subordinated money market certificates (and previously offered subordinated debentures) to the public. AFC's subordinated debt is not redeemable by the holder, though AFC historically has had a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase prior to maturity. However, AFC is under no obligation to repurchase such debt when so presented, and AFC may stop or suspend this repurchase practice at any time. In addition, the terms or conditions of the lines of credit discussed above, as ultimately negotiated, may cause AFC to limit or cease its past practices with regard to the repurchase of subordinated debt. The foregoing debt bears interest payable semi-annually on January l and July 1 of each year. AFC's money market certificates bear interest at a rate that is the greater of the stated rate or a rate based upon the average discount rate for U.S. Government Treasury Bills (T-Bills), with maturities of 26 weeks. AFC subordinated money market certificates outstanding as of December 2000 are due between October 2001 and October 2015 and bear a weighted average interest rate of 8.0%, while subordinated debentures due between July 2001 and July 2003 bear a weighted average interest rate of 7.7%.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.    BORROWING ARRANGEMENTS (continued)
      ----------------------------------
      Telmark Debt
      At December 31, 2000, Telmark had credit facilities available from banks which allow Telmark to borrow up to an aggregate of $381,700. Uncommitted short-term line of credit agreements permit Telmark to borrow up to $81,700 on an uncollateralized basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $300,000 partially collateralized (by stock in a cooperative bank) revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amounts outstanding as of December 31, 2000 and June 30, 2000 under the short-term lines of credit were $71,300 and $75,200, respectively, and under the revolving term loan facility were $176,200 and $164,500, respectively. The portion of the revolving term loan that is short term at December 31, 2000 and June 30, 2000 is $40,200 and $500, respectively. Telmark borrows under its short- term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short- term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $81,700 lines of credit all have terms expiring during the next 12 months. The $300,000 revolving term loan facility is available through August 1, 2001.

      In November 2000, Telmark issued $61,000 of unsecured senior notes to institutional investors. The terms of the note agreement are similar to the terms of other unsecured senior notes. Telmark had balances outstanding on all unsecured senior notes from private placements totaling $159,000 at December 31, 2000, and $122,000 at June 30, 2000. The
      principal bears interest at fixed rates ranging from 6.7% to 8.7%. The principal payments commence April 2001 with final installment due in December 2012. Interest is payable semiannually on each senior note. Principal payments are on both a semiannual and annual basis. The note agreements are similar to one another and each contains several specific financial covenants.

      Telmark, through three wholly owned special purpose subsidiaries, has six classes of lease-backed notes outstanding totaling $108,300 and $118,300 at December 31, 2000 and June 30, 2000, respectively, payable to institutional investors. Interest rates on these classes of notes range from 6.5% to 9.1%. The notes are collateralized by leases, which Telmark sold to these subsidiaries, having an aggregate present value of contractual lease payments equal to or greater than the principal balance of the notes, and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. The final scheduled maturity of these notes is in varying amounts and dates through December 2008.

      Telmark registers with the SEC to offer debentures to the public. The debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is paid on January 1, April 1, July 1, and October 1 of each year and may, at the holder's option, be reinvested. The offering of the debentures is not underwritten, and there can be no guarantee as to the amount of debentures, if any, that will be sold. Telmark's subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Telmark debentures outstanding as of December 31, 2000 are due between March 2001 and March 2009 and bear a weighted average interest rate of 8.0%. As of December 31, 2000, approximately $39,900 of debentures were outstanding under these offerings.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.    BORROWING ARRANGEMENTS (continued)
      ----------------------------------
      The Company's long-term and subordinated debt outstanding at December 2000, as compared to June 2000, is as follows:

                                                               AFC
                                         Agway          (excluding Telmark)          Telmark              Total
                                  --------------------  --------------------  --------------------  --------------------
                                     12/00      6/00      12/00       6/00      12/00       6/00      12/00       6/00
                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Long-term debt ..........   $  11,199  $  11,336  $   2,340  $   2,957  $ 403,306  $ 404,256  $ 416,845  $ 418,549
      Currently payable........       4,738      2,812        231        626    113,557    132,773    118,526    136,211
                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Net long-term debt.......   $   6,461  $   8,524  $   2,109  $   2,331  $ 289,749  $ 271,483  $ 298,319  $ 282,338
                                  =========  =========  =========  =========  =========  =========  =========  ==========

      Subordinated debt........   $       0  $       0  $ 408,449  $ 437,476  $  39,906  $  37,398  $ 448,355  $ 474,874
      Currently payable........           0          0     50,827     51,628      5,342      5,497     56,169     57,125
                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Net subordinated debt....   $       0  $       0  $ 357,622  $ 385,848  $  34,564  $  31,901  $ 392,186  $ 417,749
                                  =========  =========  =========  =========  =========  =========  =========  =========

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

      Other
      Agway has a Master Equipment Lease Agreement with a bank with a total operating lease obligation of approximately $10,000 which has a call provision based upon performance criteria specified in the agreement. Agway did not meet the specified criteria, and in January 2001, the bank exercised its call provision. This obligation is expected to be settled in April 2001 in accordance with the terms of the agreement.

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

      The sale of the wholesale procurement and supply system, when combined with the sale and closure of the Agway-owned or operated retail stores, constitutes a plan to discontinue operations of the retail services business. For financial reporting purposes, the measurement date upon which this discontinued operation plan became effective was June 20, 2000. Operating results of the retail services business, including restructuring activity which took place through that date, were included in the operating loss from discontinued operations in the financial statements for the year ended June 2000. The anticipated gains and losses after June 20, 2000 from the future anticipated sale of the wholesale procurement and supply system, which was consummated on July 31, 2000, and the sale or closure of the remaining Agway-owned or operated retail store properties, as well as the results of their future operations through the anticipated dates of sale, were included in the loss on disposal of the retail services business in the fiscal year-end June 2000 statement of operations. No adjustments were required for discontinued operations for the first six months of this year. Financial results for all periods in the prior fiscal year have been reclassified to reflect the retail services business as a discontinued operation.

      The net sales and revenues for discontinued operations (retail services business) for the three months ended December 23, 2000 and December 25, 1999, were $5,300 and $53,700 and for the six months ended December 23, 2000 and December 25, 1999, were $24,500 and $113,800, respectively. Net interest expense allocated to discontinued operations for the three months ended December 23, 2000 and December 25, 1999, totaled $0 and $1,000, and for the six months ended December 23, 2000 and December 25, 1999, totaled $0 and $2,300, respectively.

      A summary of net assets of discontinued operations was as follows:

                                                                                   December 23,         June 24,
                                                                                      2000                2000
                                                                                  --------------     -------------
      Accounts receivable.......................................................  $      10,573      $     22,982
      Inventory.................................................................              0            18,408
      Property, plant and equipment, net........................................         14,657            18,989
      Other assets, net.........................................................         15,496            23,370
      Accounts payable and accrued expenses.....................................        (23,182)          (49,413)
      Long-term liabilities.....................................................              0               (58)
                                                                                  --------------     -------------
      Net assets of discontinued operations.....................................  $      17,544      $     34,278
                                                                                  ==============     =============

6.    ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
      -------------------------------------------------
      All derivatives are recognized on the balance sheet at their fair value. At the time a derivative contract is entered into, the Company either designates the derivative as a fair value or cash flow hedge or does not designate the derivative as a hedge and will record all changes in fair value of these derivatives in current period earnings. For fair value hedge transactions in which the Company is hedging changes in fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-priced asset, liability, commitment, or forecasted transaction, changes in the fair value of the derivative are reported in other comprehensive income. The gains and losses on the derivatives that are reported in comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of derivatives' changes

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


6.    ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES (continued)
      -------------------------------------------------------------
      in fair value and the change in fair value of derivatives designated but not qualifying as hedges are recognized in current-period earnings.

      For all derivatives designated as a hedge, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or to forecasted transactions. The Company assesses at the time a derivative contract is entered into and at least quarterly whether the hedge relationship between the derivative and the hedged item is highly effective in offsetting changes in fair value or cash flows. Any change in fair value of the derivative resulting from ineffectiveness, as defined by SFAS No. 133, is recognized currently in earnings. Further, for derivatives that have ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

      The Company's Energy segment enters into a combination of exchange-traded futures and options contracts and, in certain circumstances, over the counter options (collectively derivatives) to manage the price risk associated with future purchases of the commodities used in its operations, principally heating oil and propane. Energy has fair value hedges associated with its fixed price purchase contracts and cash flows hedges for its variable priced purchase contracts. The derivatives are specifically matched in volume and maturity with the various purchase commitments of the business and generally expire within a year. The value of option contracts that Energy enters into has two components, time and intrinsic value. The intrinsic value is the value by which the option is in the money. The remaining amount of option value is attributable to time value. Energy does not include the time value of option contracts in its assessment of hedge effectiveness and therefore records changes in the time value component of its options currently in earnings. At December 31, 2000, Energy had derivative assets of $6,700 classified as prepaid expenses and other assets. An after-tax total of $4,000 of deferred net unrealized gains on derivatives instruments were accumulated in other comprehensive income and are expected to be reclassified into earnings during the next six months. The pre-tax earnings impact for the time value component of option value not used in assessing hedge effectiveness totaled $1,800 upon the initial adoption of SFAS No. 133 at July 1, 2000, and is included, net of tax, in the cumulative effect of accounting change. For the three and six months ended December 31, 2000, $(500) and $200, respectively, is included in cost of goods sold for the change in option time value not used in the assessment of hedge effectiveness.

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

      In the Country Products Group segment, exchange-traded soybean oil futures contracts are used principally to manage the price risk of confection and bakery kernel sunflower seeds which are purchased from growers by CPG and sold to customers. Foreign currency forward contracts are entered into to manage fluctuations in foreign currency denominated sales transactions. Because the commodity instrument used by CPG (soybean oil futures contracts) does not create a highly effective hedging relationship (as defined by SFAS No. 133) with the sunflower seed purchase contracts, and because the timing of the foreign currency contracts does not match the associated sales contracts, these derivatives are marked to market currently in earnings.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)

7.    FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING
      --------------------------------------------------
      Agway is an agricultural cooperative directly engaged in manufacturing, processing, distributing, and marketing of agricultural feed and agronomic products and services for its farmer-members and other customers, primarily in the northeastern United States and Ohio. In addition, Agway is involved in repackaging and marketing produce and processing and marketing sunflower seed products. Agway, through certain of its subsidiaries, is involved in the distribution of petroleum products; the installation and servicing of heating, ventilation, and air-conditioning equipment; marketing of natural gas and electricity; lease financing; the underwriting and sale of certain types of property and casualty insurance; and the sale of health insurance. Agway reports its operations principally in five business segments. Total sales and revenues of each industry segment includes the sale of products and services to unaffiliated customers, as reported in the Agway consolidated statements of operations, as well as sales to other segments of Agway which are competitively priced. As disclosed in Note 5, the retail services business is classified as a discontinued operation and therefore is not reported in the segment information below.

      The Other category within the summary of business segments includes intersegment eliminations and interest. The category also includes net corporate expenses and pension income. Finally, interest income for the Leasing segment is reported as net sales and revenues and interest expense is reported as cost and expenses from leasing operations (cost of sales).

                                                              Three Months Ended December 2000
                               ------------------------------------------------------------------------------------------------
                                                 Country
                                                 Products
                                Agriculture       Group         Energy      Leasing     Insurance      Other(a)    Consolidated
                               -------------   -----------   -----------   ----------   ----------   -----------   ------------
Net sales and revenues to
  unaffiliated customers.....  $     91,452    $    43,847   $   222,401   $   21,164   $    7,187   $        9    $   386,060
Intersegment sales and
  revenues...................         1,386            911           136          330            0       (2,763)             0
                               -------------   -----------   -----------   ----------   ----------   -----------   ------------
    Total sales and revenues   $     92,838    $    44,758   $   222,537   $   21,494   $    7,187   $   (2,754)   $   386,060
                               =============   ===========   ===========   ==========   ==========   ===========   ============

Earnings (loss) from
   continuing operations
   before income taxes.......  $     (9,143)   $    (1,104)  $    14,928   $    4,848   $      273   $   (4,861)   $     4,941
                               =============   ===========   ===========   ==========   ==========   ===========   ============

Total assets.................  $    250,585    $    73,402   $   227,884   $  709,475   $   55,392   $  281,746    $ 1,598,484
                               =============   ===========   ===========   ==========   ==========   ===========   ============

                                                              Three Months Ended December 1999
                               ------------------------------------------------------------------------------------------------
                                                Country
                                                 Products
                                Agriculture       Group         Energy      Leasing     Insurance      Other(a)    Consolidated
                               -------------   -----------   -----------   ----------   ----------   -----------   ------------
Net sales and revenues to
  unaffiliated customers.....  $     85,012    $    42,550   $   166,372   $   19,051   $    6,980   $       (2)   $   319,963
Intersegment sales and
  revenues...................         3,435          4,194           100            5            0       (7,734)             0
                               -------------   -----------   -----------   ----------   ----------   -----------   ------------
    Total sales and revenues   $     88,447    $    46,744   $   166,472   $   19,056   $    6,980   $   (7,736)   $   319,963
                               =============   ===========   ===========   ==========   ==========   ===========   ============

Earnings (loss) from
   continuing operations
   before income taxes.......  $    (10,097)   $      (894)  $     6,129   $    4,557   $      (43)  $   (2,680)   $    (3,028)
                               =============   ===========   ===========   ==========   ==========   ===========   ============

Total assets.................  $     251,264   $    78,079   $   176,147   $  620,028   $   55,641   $  337,649    $ 1,518,808
                               =============   ===========   ===========   ==========   ==========   ===========   ============

(a)    Represents unallocated net corporate costs and intersegment eliminations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


7.    FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING
      --------------------------------------------------

                                                               Six Months Ended December 2000
                               -----------------------------------------------------------------------------
                                                  Country
                                               Products
                                Agriculture       Group       Energy       Leasing     Insurance      Other(a)   Consolidated
                               ------------   -----------   -----------   ----------   ----------   ----------   ------------
Net sales and revenues to
  unaffiliated customers.....  $    190,415   $   87,212    $   371,652   $   41,632   $  14,159    $      19    $   705,089
Intersegment sales and
  revenues...................         3,616        2,672            221          406           0       (6,915)             0
                               ------------   -----------   -----------   ----------   ----------   ----------   ------------
    Total sales and revenues   $    194,031   $   89,884    $   371,873   $   42,038   $  14,159    $  (6,896)   $   705,089
                               ============   ===========   ===========   ==========   ==========   ==========   ============

Earnings (loss) from
   continuing operations
   before income taxes.......  $    (18,075)  $   (3,388)   $     6,016   $    9,060   $     444    $ (10,110)   $   (16,053)
                               ============   ===========   ===========   ==========   ==========   ==========   ============

Total assets.................  $    250,585   $   73,402    $   227,884   $  709,475   $  55,392    $ 281,746    $ 1,598,484
                               ============   ===========   ===========   ==========   ==========   ==========   ============

                                                               Six Months Ended December 1999
                               -----------------------------------------------------------------------------------------------
                                                Country
                                               Products
                                Agriculture      Group        Energy       Leasing     Insurance      Other(a)   Consolidated
                               ------------   -----------   -----------   ----------   ----------   ----------   ------------
Net sales and revenues to
  unaffiliated customers.....  $    176,436   $   85,816    $   270,265   $   37,316   $  13,960    $       5    $   583,798
Intersegment sales and
  revenues...................         6,773        7,116            200           11           0      (14,100)             0
                               ------------   -----------   ------------  -----------  ----------   ----------   ------------
    Total sales and revenues   $    183,209   $   92,932    $   270,465   $   37,327   $  13,960    $ (14,095)   $   583,798
                               ============   ===========   ============  ===========  ==========   ==========   ============

Earnings (loss) from
   continuing operations
   before income taxes.......  $    (22,985)  $     (690)   $    (5,891)  $    8,399   $      (7)   $  (5,756)   $   (26,930)
                               ============   ===========   ============  ===========  ==========   ==========   ============

Total assets.................  $    251,264   $   78,079    $   176,147   $  620,028   $  55,641    $  337,649   $ 1,518,808
                               ============   ===========   ============  ===========  ==========   ==========   ============

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

Agway's net sales and revenues and operating results are significantly impacted by seasonal fluctuations due to the nature of its operations and the geographic location of its service area, which is primarily the northeastern United States. Agriculture net sales and revenues are traditionally higher in the spring as customers acquire products to initiate the growing season. Energy generally realizes significantly higher net sales and revenues in the winter months due to the higher product demand from cold winter conditions. Country Products Group, Leasing, and Insurance are not materially impacted by seasonal fluctuations.

Amounts in the following narrative have been rounded to the nearest hundred thousand.

Consolidated Results
--------------------
Consolidated net sales and revenues of $386,100 and $705,100 for the three and six months ended December 23, 2000, increased $66,100 (21%) and $121,300 (21%), respectively, as compared to the same periods in the prior year. The increases in both the three-month and six-month periods were substantially the result of increased sales in the Energy, Leasing and Agriculture segments. The increase in Energy was principally due to significant increases in the cost of petroleum products over the prior year combined with increases in volume. The increase in Leasing revenues was primarily from the continued growth of the lease portfolio as compared to the prior year. The consolidated sales were further increased over the prior year for the three and six months ended December 23, 2000 in the Agriculture segment from increases in the agronomy business sales. See further explanation by business segment below.

Consolidated pre-tax earnings of $4,900 for the three months ended December 23, 2000 increased $8,000 (264%) over the same period in the prior year. Consolidated pre-tax loss of $16,100 for the six months ended December 23, 2000, decreased $10,800 (40%) as compared to the same period in the prior year. From operations, the pre-tax results for the three- and six-month periods improved $10,200 and $15,200, respectively. Improvements in Energy, Leasing, Agriculture and Insurance were partially offset by the decreases in pre-tax results of the Country Products Group for both the three-month period and the six-month period. See detailed business segment discussion below. Net corporate costs of $4,900 and $10,100 for the three and six months ended December 23, 2000 increased $2,200 (81%) and $4,400 (76%), respectively, as compared to the same periods in the prior year. The increase results substantially from the increase in corporate costs in the current year as a result of higher professional services costs, higher total interest costs from overall higher average short-term borrowings, and higher debt fees in the current year than in the same periods in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Consolidated Results (continued)
--------------------------------
Effective June 25, 2000, Agway adopted a new accounting requirement for all derivative instruments. As a result, a loss on the cumulative effect of accounting change, net of tax of $1,100, has been recorded (See Note 1 for further details.) Also, as detailed in Note 5, the former retail segment is reported as a discontinued operation and the $6,300 and $7,900 after-tax losses on retail operations for the three and six months ended December 25, 1999, respectively, have been so reclassified. For the six months ended December 23, 2000, no further adjustments were required to be recorded for this discontinued operation.

Agriculture
-----------
Total Agriculture sales and revenue of $92,800 and $194,000 for the three and six months ended December 23, 2000, increased $4,400 (5%) and $10,800 (6%), respectively, as compared to the same periods in the prior year. The increase in sales for both the three- and six-month periods was due principally to increased sales in the agronomy business and to the increased sales in the TSPF heifer-rearing services. These increases were partially offset in both the three- and six -month periods ended December 23, 2000 from decreased sales in the enterprise feed business. Total Agronomy sales increased $6,600 (28%) during the three-month period and $15,900 (29%) during the six-month period, respectively, as compared to the same periods in the prior year. The weather-related delay in spring 2000 plantings resulted in the sale of agronomy products, such as fertilizer, crop protectants, and lime, that normally would occur in the fourth quarter of last year to occur in the first quarter of the current year. Additionally, agronomy sales increased in both the three and six months ended December 23, 2000, by $2,000 (31%) and $3,500 (28%), respectively from growth in turf and farm seed and in fertilizer sales. The TSPF heifer-rearing service sales continue to grow from increased utilization of the heifer-rearing facilities. As a result, sales increased $700 (1%) and $1,200 (1%) for the three-month and six-month period, respectively, as compared to the same periods in the prior year. The above increases were partially offset by a decline in enterprise feed sales of $2,800 (5%) and $6,700 (6%), respectively, for the three- and six-month periods ended December 23, 2000, as compared to the same periods in the prior fiscal year. The decrease in enterprise feed sales resulted substantially from a combination of market consolidation, increased competition, and lower milk prices which have adversely impacted farmers' feed buying decisions.

Agriculture pre-tax loss of $9,100 and $18,100 for the three and six months ended December 23, 2000, decreased $1,000 (9%) and $4,900 (21%), respectively, as compared to the same periods in the prior year. The improvement in pre-tax results in the three- and six-month periods as compared to the same periods in the prior year resulted from improved operating results from the agronomy, enterprise feed and grain marketing operations. The improvements to agronomy pre-tax earnings of $200 (4%) and $3,000 (22%), respectively, resulted primarily from increased sales and product margins from the result of a delay in the spring 2000 planting season noted above. The improvements to enterprise feed and grain marketing pre-tax earnings of $500 (5%) and $1,900 (34%) for the three- and six-month period ended December 23, 2000, as compared to the same periods in the prior year, are substantially due to improved enterprise feed cost management and the absence of grain marketing losses. (Grain marketing losses of $1,800 were incurred in the first quarter of the prior year, principally from unauthorized speculative transactions previously disclosed.)

Country Products Group
----------------------
Country Products Group (CPG) total sales and revenue of $44,800 and $89,900 for the three and six months ended December 23, 2000, decreased $2,000 (4%) and $3,000 (3%), respectively, as compared to the same periods in the prior year. The decline in CPG sales for the three and six months ended December 23, 2000, as compared to the prior year related primarily from the Business Group, where sales decreased $3,000 (21%) and $6,100 (21%), respectively. The declines in the Business Group sales resulted principally from lower sunflower seed product sales and the sale of the pastry flour mill in the fourth quarter of the prior year that reduced sales in the three- and six-month periods of the current year by $1,300 and $2,500, respectively. A poor sunflower seed crop in the fall of 1999 adversely impacted sunflower seed product sales during the first quarter of this year and a combination of lower product demand, low commodity pricing and international pricing competition has lowered sales levels as compared to the prior year for the new seed harvest. These decreases were partially offset by an increase in the Produce Group sales of $1,600 (5%) and

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Country Products Group (continued)
----------------------------------
$2,400 (4%), respectively, compared to the same periods in the prior year. The increase in the Produce Group sales resulted from a mixture of activity. The Investment Group sales increased $100 (6%) and $600 (77%), respectively, primarily due to the commercial sale of Optigen(TM) 1200, a controlled-release nitrogen feed product, which was not available until the second quarter of the prior year.

CPG pre-tax losses of $1,100 and $3,400 for the three and six months ended December 23, 2000, increased $200 (23%) and $2,700 (391%), respectively , as compared to the same periods in the prior year. The pre-tax results related to the Business Group declined $600 (303%) and $1,800 (208%), respectively. The Business Group's sunflower operations continued to experience low margins due to high product cost from the carryover of the poor sunflower seed crop from the fall of 1999 and also experienced lower margins than in the prior year for the new seed harvest as a result of lower product demand, excess industry capacity, and global competition which has suppressed margins. Although the pre-tax results related to the Produce Group increased $200 (42%) for the three-month period ended December 23, 2000 due an increase in sales volume of various produce, the six-month period ended December 23, 2000 pre-tax results decreased $1,200 (68%) from the same period in the prior year. Pre-tax losses for CPG's Investment Group for the three- and six-month periods ended December 23, 2000 decreased $400 (20%) and $1,000 (36%), respectively, as compared to the same periods in the prior year. The decreases in pre-tax losses are primarily due from revenues generated in the current year from the commercial sale of Optigen
(TM) 1200.

Energy
------
Energy sales and revenue of $222,500 and $371,900 for the three and six months ended December 31, 2000, increased $56,100 (34%) and $101,400 (38%), respectively, as compared to the same periods in the prior year. Overall sales dollar increases from liquid product volume increases were $3,900 (2%) and $8,600 (3%) during the three-month period and the six-month period, respectively, as compared to the same periods in the prior year. The volume increases were driven by higher retail volume of heating oil and propane and higher wholesale gasoline volumes. The petroleum industry continued to experience high pricing of commodity product in the quarter ended December 31, 2000, primarily due to continued pressure on global supply of products. As a result of these market conditions, Energy experienced sales dollar increases due to price increases in its liquid products of $50,000 (30%) and $83,000 (31%) for the three and six months ended December 31, 2000, respectively, as compared to the same periods in the prior year. Additionally, sales increases in the three and six months ended December 31, 2000 of $2,100 and $9,800, respectively, resulted from the continued sales growth in the electric and natural gas marketing business and continued growth of revenues in the heating, ventilation and air-conditioning installation and service business.

Energy pre-tax earnings of $14,900 and $6,000 for the three and six months ended December 31, 2000, increased $8,800 (144%) and $11,900 (202%), respectively, as compared to the same periods in the prior year. In the three- and six-month periods of the current year, overall gross margin dollars increased $8,100 (17%) and $12,400 (17%), respectively, over the same periods in the prior year and were driven by the increase in liquid product volume, particularly fuel oil and propane, due to the colder weather conditions in the Northeast in the current year.

Leasing
-------
Total revenue of $21,500 and $42,000 for the three- and six-month periods ended December 31, 2000, increased $2,400 (13%) and $4,700 (13%), respectively, as compared to the same periods in the prior year. These increases were primarily due to a higher average investment in leases which was offset by a lower income rate on new and replacement leases. Telmark's average net investment in leases increased $81,800 (14%) in the three-month period and $79,700 (13%) in the six-month period as compared to the same periods in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Leasing (continued)
-------------------
Pre-tax earnings from operations of $4,800 and $9,100 for the three and six months ended December 31, 2000, increased $ 300 (6%) and $700 (8%), respectively, as compared to the same periods in the prior year. The increase in pre-tax earnings is due primarily to the total revenue increases noted above, which were partially offset by an increase in total expenses of $2,100 (15%) for the three months and $4,100 (14%) for the six months ended December 31, 2000, as compared to the same periods in the prior year. The increase in total expenses for both periods was substantially due to increased interest expense. The increase in interest expense is due to an increase in the amount of debt required to finance the increase in the lease portfolio as compared to the same periods in the prior year, along with higher interest rates on new and replacement debt.

Insurance
---------
Insurance Group net revenues of $7,200 and $14,200 for the three and six months ended December 31, 2000 increased $200 (3%) and $200 (1%), respectively, as compared to the same periods in the prior year. These changes were experienced in net earned premiums of the Agway Insurance Company as sales initiatives caused the increase in net premiums.

Pre-tax earnings of the Insurance Group of $300 and $400 for the three and six months ended December 31, 2000, increased $300 and $400, respectively, over the same periods in the prior year. The Agency experienced a pre-tax break-even position for the three and six months ended December 31, 2000, which represents an increase of $100 and $300, respectively, for the same periods in the prior year. The improvements in pre-tax earnings for both periods was primarily due to lower expenses in the General Agency. The Insurance Company pre-tax earnings increased $200 and $100 for the three and six months ended December 31, 2000, as compared to the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash generated from operations and/or external borrowings are Agway's major ongoing sources of funds to finance capital improvements, business acquisitions, shareholder dividends, and a growing lease portfolio at Telmark. The following is a summary of net cash flows for the six months ended:

                                                                                December 23,     December 25,      Increase
                                                                                   2000             1999          (Decrease)
                                                                              ---------------   -------------   --------------
Net cash flows provided by (used in):
-------------------------------------
       Operating activities................................................   $       43,370    $     (7,503)   $      50,873
       Investing activities................................................          (40,956)        (54,539)          13,583
       Financing activities................................................          (17,790)         62,522          (80,312)
                                                                              ---------------   -------------   --------------
Net increase (decrease) in cash and equivalents............................   $      (15,376)   $        480    $     (15,856)
                                                                              ===============   =============   ==============

Cash Flows Provided By Operating Activities
The increase in cash flows provided by operating activities for the six months ended December 23, 2000, of $50,900 is substantially due to changes in working capital. In the first six months of this year, working capital generated cash of $30,500, while the same period in the prior year working capital used net cash of $19,200.

Cash Flows Used in Investing Activities
The net cash flows used in investing activities increased in the first six months of this year by $13,600 as compared to the first six months of the prior year. Cash of $5,000 was used during the first half of the prior year for business acquisitions, while no business acquisitions occurred during the first six months of the current year. In addition, an $7,200 decrease in the amount of cash used for the purchase of property, plant and equipment occurred through the first six months of this year as compared to last year. These declines were the results of a decision by the Company to reduce capital spending in the current year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------

Cash Flows Provided  By (Used In) Financing Activities
Financing activities for the six months ended December 23, 2000, netted cash used of $17,800 compared to cash provided of $62,500 for the same period in the prior year. This $80,300 decrease in cash provided from financing was substantially from decreased short-term borrowings as a result of the changed requirements for cash for operations and investing activities.

The Company finances its operations and the operations of all its continuing business and subsidiaries, except Insurance and Telmark, through Agway Financial Corporation (AFC). External sources of short-term financing for Agway and all its other continuing operations include revolving credit lines, letters of credit, and a commercial paper program as more fully described in Note 3, Borrowing Arrangements, to the condensed financial statements. Agway believes it will continue to have appropriate and adequate financing to meet its ongoing needs. However, negotiations for new credit facilities have not been completed; therefore, there is no assurance that the Company will achieve the desired level of financing. In addition, the terms of such refinancing, if and as ultimately negotiated, cannot be determined at this time. Insurance finances its activities through operations. Telmark's finance arrangements are also explained in Note 3.


Sources of longer-term financing include the following as of December 2000:

                                                                                            AFC
                                                                              Agway     (excluding
                                                                               Inc.       Telmark)        Telmark         Total
                                                                           -----------  -------------   ------------   ------------
Source of debt
Banks - due 2/01 to 4/04, interest at a weighted average
   rate of 6.8% with a range of 5.6% - 8.6% ............................   $        0   $        175    $   136,000    $   136,175
Insurance companies - due 1/01 to 12/12, interest at a
   weighted average rate of 7.1% with a range of
   6.5% - 9.1%..........................................................            0              0        267,306        267,306
Capital leases and other - due 2001 to 2018, interest at a
   weighted average rate of 9.3% with a range of 7.5% to 10%                   11,199          2,165              0         13,364
                                                                           -----------  -------------   ------------   ------------
      Long-term debt....................................................       11,199          2,340        403,306        416,845
Subordinated  money  market  certificates  - due 10/01 to 10/15, interest  at a  weighted average rate of 8.0% with a range of
   4.5% - 9.8%..........................................................            0        401,467              0        401,467
Subordinated debentures - due 3/01 to 3/09, interest at a
   weighted average rate of 8.0% with a range of 6.0%
   to 9.0%..............................................................            0          6,982         39,906         46,888
                                                                           -----------  -------------   ------------   ------------
      Total debt........................................................   $   11,199   $    410,789    $   443,212    $   865,200
                                                                           ===========  =============   ============   ============

For a further  description  of the  Company's  credit  facilities  available  at
December  23,  2000,  see  Note  3  to  the  Condensed   Consolidated  Financial
Statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                   (Unaudited)
                             (Thousands of Dollars)


COMMODITY PRICE EXPOSURE
------------------------
In its normal course of operations, Agway has exposure to market risk from price fluctuations associated with commodity inventories, product gross margins, and anticipated transactions in its Energy, Agriculture, and Country Products Group businesses. To manage the risk of market price fluctuations, Agway uses commodity derivative instruments, including exchange-traded futures and option contracts and, in limited circumstances, over-the-counter contracts with third parties (commodity instruments). Agway has policies with respect to the use of these commodity instruments that specify what they are to be used for and set limits on the maturity of contracts entered into and the level of exposure to be outstanding in relation to the value of the commodity.

In the Energy segment, exchange-traded commodity instruments and, in certain circumstances, over-the-counter contracts with third parties are used principally for heating oil and propane. They are entered into as a hedge against the price risk associated with Energy's future purchases of the commodities used in its operations. Generally, the price risk extends for a period of one year or less. In the Agriculture segment's feed business, exchange-traded commodity instruments are used principally to manage the price risk of corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products. In the Country Products Group, due to a change in governmental subsidy programs during fiscal 2000, exchange-traded commodity instruments were entered into principally to manage the price risk of sunflower seeds which are purchased from growers by CPG and sold to customers.

A sensitivity analysis has been prepared to estimate Agway's exposure to market risk of its commodity instrument positions as of December 2000 and 1999. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta- adjusted calculated price. The market risk of the commodity positions is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices of the underlying commodities. This estimated loss in fair value of the commodity instruments does not reflect the offsetting impact of the market price changes to the underlying value of the commodities. As of December 2000 and 1999, assuming a 10% hypothetical adverse change in the underlying commodity price, the potential decrease in fair value of Agway's commodity instruments was as follows:

                                                       December
                                             -----------------------------
                                                  2000            1999
                                             ------------     ------------
Energy.....................................  $      3,400     $       700
Country Products Group.....................          *             -
Agriculture................................          *             *
Grain Marketing (1)........................          -             *

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

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 1.  Legal Proceedings
--------------------------
Agway and its subsidiaries are not involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business except the following:

In August 1994, the Environmental Protection Agency (EPA) notified Motor Transportation Services, Inc. (MTS), a dissolved wholly owned subsidiary of AHI, that the EPA has reason to believe that MTS is a potentially responsible party
(PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) at the Rosen Site, Cortland, New York. The EPA requested that MTS and other PRPs participate in the ongoing Remedial Investigation/Feasibility Study (RI/FS) for the Rosen Site. In a related matter, other PRPs at the Rosen Site, Cooper Industries, Inc., et al., filed a complaint under CERCLA against Agway, MTS and other alleged PRPs at the Rosen Site in the U.S. District Court, Northern District of New York, in June 1992, seeking reimbursement for the cost of the ongoing RI/FS. In January 2001, the parties agreed to a voluntary dismissal of this lawsuit. In March 1998, the EPA issued a unilateral administrative order to the PRPs, including Agway and MTS, for a removal action at the Rosen Site. Agway and MTS have notified the EPA that they will comply with the order by cooperating with the other PRPs to assure that the removal action is performed. In addition, Agway and MTS have offered to cooperate with the other PRPs in performing a Remedial Design/Remedial Action (RD/RA) for the site in accordance with the Record of Decision (ROD) issued by the EPA and a Consent Decree has been entered by the Court as of May 1999. Agway currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

In December 1985, it was asserted by the Massachusetts Department of Environmental Protection (MDEP) that certain real property located in Acton, Massachusetts, previously owned by Agway is contaminated and that Agway and the subsequent owner of the property are responsible for the cost of investigating and cleaning up environmental contamination at the property. In September 1993, Agway entered into an Administrative Consent Order with the MDEP pursuant to which Agway performed a phase II comprehensive site assessment. In March 1995, Agway and the subsequent owner entered into a settlement agreement whereby Agway agreed, at Agway's expense, to complete any additional assessment, containment, removal or remediation actions at the property. The subsequent owner agreed to cooperate with Agway in achieving a permanent solution satisfactory to the MDEP and in compliance with the MDEP's requirements. Agway prepared a risk assessment scope of work that was approved by the MDEP, and the MDEP also approved reclassification of the site. Agway finalized, in April 1998, its risk characterization and remedial action plan reports and, in July 1998, its remedy implementation plan report. Pursuant to the remedy implementation plan, Agway completed activities associated with the installation of an impermeable vegetated surface cover system in October 1998, and implemented a ground water monitoring program and an activity and use limitation. In June 2000, the subsequent owner of the property transferred it to a new owner. The new owner agreed to cooperate with Agway in complying with the MDEP's requirements. In addition, Agway negotiated a resolution of MDEP's claim for past response/oversight costs and interest related to the site. In January 2001, Agway submitted to the MDEP a statement that a condition of no significant risk exists at the site based on current and foreseeable future conditions. Therefore, Agway believes the remedial activities at the site have attained a permanent solution under MDEP's requirements. Agway currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Company held its annual meeting of shareholders on October 17, 2000, at which a quorum was present in person or by proxy. The following Directors were elected to three-year terms through November 2003:


           Nominee                           In Favor                           Opposed
------------------------------     -----------------------------     -----------------------------
Jeffrey B. Martin                             49,951                             1,973
Samuel F. Minor                               49,951                             1,973
Gary K. Van Slyke                             49,951                             1,973
Edwin C. Whitehead                            49,951                             1,973
Dennis C. Wolff                               49,951                             1,973

Eligible additional votes totaling 18,087 were not received at the time of the annual meeting and are not included as either votes in favor or opposed. Additionally, these 18,087 eligible additional votes may be considered abstentions and were not included for purposes of determining a quorum at the annual meeting.

The following is a list of Directors whose terms as Directors continued after the October 17, 2000, Annual Meeting:

     Gary K. Van Slyke                - Chairman of the Board and Director
     Andrew J. Gilbert                - Vice Chairman of the Board and Director
     Keith H. Carlisle                - Director
     D. Gilbert Couser                - Director
     Robert L. Marshman               - Director
     Jeffrey B. Martin                - Director
     Samuel F. Minor                  - Director
     Richard H. Skellie               - Director
     Carl D. Smith                    - Director
     Thomas E. Smith                  - Director
     Joel L. Wenger                   - Director
     Edwin C. Whitehead               - Director
     Dennis C. Wolff                  - Director
     William W. Young                 - Director


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
Agway filed a report on Form 8-K on December 14, 2000, announcing the approval of a plan to realign the Agriculture segment of Agway's business.

Agway filed a report on Form 8-K on January 11, 2001, announcing a new process for nominating and electing the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            AGWAY INC.
                                          (Registrant)





Date    February 6, 2001                /s/ PETER J. O'NEILL
     ----------------------    ---------------------------------------
                                          Peter J. O'Neill
                                       Senior Vice President,
                                         Finance & Control,
                                  (Principal Financial Officer and
                                      Chief Accounting Officer)