Form 10-Q
period 2001-03-24
AGWAY INC
filed 2001-05-08
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934
For the quarterly period ended March 24, 2001
                               --------------

                                       OR

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF  THE SECURITIES
----
EXCHANGE ACT OF 1934
For the transition period from                 to
                               ---------------    -----------------

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
Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



        Class                                       Outstanding at May 4, 2001
-------------------------                           --------------------------
Membership Common Stock,                                    97,862 shares
$25 par value per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                              PAGE NO.
                                                                                                              --------

PART I.    FINANCIAL INFORMATION
-------    ---------------------

           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 24, 2001 and June 24, 2000..........................   3

           Condensed Consolidated Statements of Operations and Retained Earnings for the three months
           and nine months ended March 24, 2001 and March 25, 2000...............................................   4

           Consolidated Statements of Comprehensive Income for the three months and nine months ended
           March 24, 2001 and March 25, 2000.....................................................................   5

           Condensed Consolidated Cash Flow Statements for the nine months ended March 24, 2001
           and March 25, 2000....................................................................................   6

           Notes to Condensed Consolidated Financial Statements..................................................   7

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........  26

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................  32

PART II.   OTHER INFORMATION
--------   -----------------

           Item 6.  Exhibits and Reports on Form 8-K.............................................................  33

           SIGNATURES............................................................................................  34



                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  Item 1. CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                             March 24,       June 24,
ASSETS                                                                         2001           2000
------                                                                      -----------    -----------
                                                                            (Unaudited)
Current Assets:
     Cash ...............................................................   $         0    $    19,141
     Trade accounts receivable (including notes receivable of $19,942 and
         $38,755, respectively), less allowance for doubtful accounts of
         $9,678 and $7,204, respectively ................................       188,878        210,598
     Leases receivable, less unearned income of $74,858 and
         $71,944, respectively ..........................................       152,887        152,255
     Advances and other receivables .....................................        24,415         22,401
     Inventories:
         Raw materials ..................................................         9,055          7,982
         Finished goods .................................................       138,726        101,859
         Goods in transit and supplies ..................................         3,020          2,099
                                                                            -----------    -----------
              Total inventories .........................................       150,801        111,940
     Restricted cash ....................................................         8,234         10,103
     Prepaid expenses and other assets ..................................        46,850         48,143
                                                                            -----------    -----------
         Total current assets ...........................................       572,065        574,581
Marketable securities available for sale ................................        38,401         36,254
Other security investments ..............................................        53,263         51,472
Properties and equipment, net ...........................................       170,917        175,784
Long-term leases receivable, less unearned income of $181,326 and
     $167,414, respectively .............................................       497,127        470,595
Net pension asset .......................................................       226,099        213,455
Other assets ............................................................        35,618         21,710
Net assets of discontinued operations ...................................        10,263         34,278
                                                                            -----------    -----------
              Total assets ..............................................   $ 1,603,753    $ 1,578,129
                                                                            ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable ......................................................   $   133,065    $   177,576
     Current installments of long-term debt .............................       120,260        136,211
     Current installments of subordinated debt ..........................        54,376         57,125
     Accounts payable ...................................................       124,661         94,046
     Other current liabilities ..........................................       124,734        122,060
                                                                            -----------    -----------
         Total current liabilities ......................................       557,096        587,018
Long-term debt ..........................................................       331,662        281,678
Subordinated debt .......................................................       429,551        417,749
Other liabilities .......................................................       110,085        109,093
                                                                            -----------    -----------
         Total liabilities ..............................................     1,428,394      1,395,538
Commitments and contingencies
Shareholders' equity:
     Preferred stock, net ...............................................        37,738         39,695
     Common stock, net ..................................................         2,449          2,473
     Accumulated other comprehensive income (loss) ......................          (256)          (798)
     Retained earnings ..................................................       135,428        141,221
                                                                            -----------    -----------
         Total shareholders' equity .....................................       175,359        182,591
                                                                            -----------    -----------
              Total liabilities and shareholders' equity ................   $ 1,603,753    $ 1,578,129
                                                                            ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

Item 1.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                   Three Months Ended             Nine Months Ended
                                                --------------------------    --------------------------
                                                 March 24,      March 25,      March 24,      March 25,
                                                   2001           2000           2001           2000
                                                -----------    -----------    -----------    -----------
Net sales and revenues from:
     Product sales (including excise taxes)     $   416,930    $   393,587    $ 1,065,822    $   926,098
     Leasing operations .....................        21,584         19,265         63,622         56,592
     Insurance operations ...................         6,943          6,629         21,102         20,589
                                                -----------    -----------    -----------    -----------
         Total net sales and revenues .......       445,457        419,481      1,150,546      1,003,279

Cost and expenses from:
     Products and plant operations ..........       374,710        349,142        987,786        859,041
     Leasing operations .....................         8,555          6,921         27,712         22,801
     Insurance operations ...................         4,794          3,809         13,441         12,153
     Selling, general and administrative
         activities .........................        34,792         33,610        100,590        101,121
                                                -----------    -----------    -----------    -----------
         Total operating costs and expenses .       422,851        393,482      1,129,529        995,116

Operating income (loss) .....................        22,606         25,999         21,017          8,163
Interest expense, net .......................        (8,132)        (7,953)       (26,615)       (22,177)
Other income, net ...........................           374          4,269          4,393          9,400
                                                -----------    -----------    -----------    -----------
Earnings (loss) from continuing
     operations before income taxes .........        14,848         22,315         (1,205)        (4,614)
Income tax expense (benefit) ................         7,045          9,358          2,102            286
                                                -----------    -----------    -----------    -----------

Earnings (loss) from continuing operations ..         7,803         12,957         (3,307)        (4,900)

Discontinued operations:
     Loss from operations, net of tax benefit
         of $0 and $2,344 and $0 and
         $6,672, respectively ...............             0         (4,294)             0        (12,218)
     Loss on disposal of retail .............             0              0              0              0
                                                -----------    -----------    -----------    -----------
     Loss from discontinued operations ......             0         (4,294)             0        (12,218)

Earnings (loss) before cumulative effect
     of an accounting change ................         7,803          8,663         (3,307)       (17,118)

Cumulative effect of accounting change,
         net of tax benefit of $723 .........             0              0         (1,057)             0
                                                -----------    -----------    -----------    -----------

Net earnings (loss) .........................         7,803          8,663         (4,364)       (17,118)

Retained earnings, beginning of period ......       127,625        126,409        141,221        153,763
Dividends ...................................             0              0         (1,429)        (1,573)
                                                -----------    -----------    -----------    -----------
Retained earnings, end of period ............   $   135,428    $   135,072    $   135,428    $   135,072
                                                ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        Item 1. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                   Three Months Ended          Nine Months Ended
                                                 ----------------------      -----------------------
                                                 March 24,     March 25,     March 24,     March 25,
                                                   2001          2000          2001          2000
                                                 --------      --------      --------      --------
Net earnings (loss) ........................     $  7,803      $  8,663      $ (4,364)     $(17,118)

Other comprehensive income (loss), net of tax:

Unrealized gains (losses) on available-for-
  sale securities:
     Unrealized holding gains (losses)
         arising during period .............          295           (93)        1,004          (634)
     Reclassification adjustment for (gains)
         Losses included in net earnings ...          (15)           46           (15)           48

Unrealized gains (losses) on derivatives:
     Cumulative effect of accounting change,
         net of tax expense of $2,041 ......            0            --         3,061            --
     Unrealized holding gains (losses)
         arising during period .............       (2,245)           --         2,404            --

     Reclassification adjustment for (gains)
         losses included in net earnings ...       (2,198)           --        (5,912)           --
                                                 --------      --------      --------      --------

Other comprehensive income (loss), net of
   tax .....................................       (4,163)          (47)          542          (586)
                                                 --------      --------      --------      --------

Comprehensive gain (loss) ..................     $  3,640      $  8,616      $ (3,822)     $(17,704)
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

               Item 1. CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                             Nine Months Ended
                                                                                -----------------------------------
                                                                                  March 24,             March 25,
                                                                                    2001                  2000
                                                                                -------------        --------------
Net cash flows provided by (used in) continuing operations...................   $     21,518         $      (2,345)
Net cash flows provided by (used in) discontinued operations.................         24,015                 8,482
                                                                                -------------        --------------
Net cash flows provided by (used in) operating activities....................         45,533                 6,137

Cash flows provided by (used in) investing activities:
     Purchases of property, plant and equipment..............................         (9,784)              (21,660)
     Proceeds from disposal of property, plant and equipment.................          4,755                   813
     Cash paid for acquisition of business...................................              0                (4,950)
     Leases originated.......................................................       (208,569)             (203,635)
     Leases repaid...........................................................        165,210               153,246
     Proceeds from sale of marketable securities.............................          3,301                 2,319
     Purchases of marketable securities......................................         (4,460)               (4,345)
     Net purchase of investments in cooperatives.............................         (2,218)               (1,477)
                                                                                -------------        --------------

Net cash flows used in investing activities..................................        (51,765)              (79,689)

Cash flows provided by (used in) financing activities:
     Net change in short-term borrowings.....................................        (44,511)               78,588
     Proceeds from long-term debt............................................         28,511                75,989
     Repayment of long-term debt.............................................           (862)              (75,412)
     Proceeds from sale of subordinated debt.................................        163,763               111,929
     Maturity and redemption of subordinated debt............................       (154,709)             (109,026)
     Payments on capital leases..............................................            (99)               (2,685)
     Redemption of stock, net ...............................................         (1,981)               (2,556)
     Cash dividends paid.....................................................         (3,021)               (3,275)
                                                                                -------------        --------------

Net cash flows provided by (used in) financing activities....................        (12,909)               73,552
                                                                                -------------        --------------

Net increase (decrease) in cash and equivalents..............................        (19,141)                    0
Cash and equivalents at beginning of period..................................         19,141                     0
                                                                                -------------        --------------

Cash and equivalents at end of period........................................   $          0         $           0
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 24, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001, due to the seasonal nature of certain major segments of our business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 24, 2000.

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

     On June 25, 2000, upon adoption of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect loss of $1,100 to recognize at fair value the component of all option contracts associated with the Company's Energy segment which is excluded from the assessment of hedge effectiveness as allowed by the new standard. The Company also recorded a net-of-tax cumulative-effect gain of $3,100 in other comprehensive income to recognize at fair value all derivative instruments in the Company's Energy segment that were designated and qualified as cash-flow hedges. See Note 6 for further details of the Company's accounting for derivatives and hedging activities.

     Fiscal Quarter
     The fiscal quarter-end of Agway Inc. for the third quarter of the current and prior year was March 24 and March 25, respectively. The fiscal quarter-end of certain of Agway's subsidiaries, including Agway Energy Products LLC, Telmark LLC, and Agway Insurance Company, for the third quarter of the current and prior year is March 31, and these subsidiaries are consolidated on that basis.

     Reclassifications
     Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


2.   BORROWING ARRANGEMENTS
     ----------------------
     Agway finances its operations and the operations of all of its businesses and subsidiaries through Agway Financial Corporation (AFC). AFC typically renews its lines of credit annually in the fiscal quarter ended in December. This past year, Agway's existing banks expressed interest in participating in a new facility at reduced levels from their current commitments. In January 2001, Agway signed a commitment letter with an agent for a syndicated senior collateralized revolving credit facility for $175,000, including letters of credit. In addition, in February 2001, the Company's $50,000 commercial paper program was paid down and the amount available under that program converted to a short-term line of credit. As a result of the timing required to finalize a new credit facility, the Company requested and received extensions from its existing banks for its short-term lines of credit through March 31, 2001.

     Effective March 28, 2001, Agway and AFC established a new senior debt facility (the "Agway Senior Debt") for all business operations except for Agway Insurance Company and Telmark LLC and its subsidiaries ("Telmark"). The Agway Insurance Company is independently financed through operations and liquidity provided by its investment portfolio. Telmark finances itself through a series of credit arrangements that are independent from the Agway Senior Debt. Each of those arrangements is more fully described in this footnote.

     The Agway Senior Debt is a syndicated three-year asset-based revolving line of credit for up to $175,000 pursuant to the terms of a credit agreement dated March 28, 2001 between Agway, certain of its subsidiaries and a syndicated group of lenders (the "Credit Agreement"). Up to $35,000 of this line of credit can be designated for use as letters of credit. In this asset-based line of credit, the amount available to Agway is the lesser of the "collateral borrowing base" or the $175,000 upper limit of the line of credit. The collateral borrowing base consists of certain of Agway's eligible accounts receivable and inventory (as defined under the Credit Agreement). Certain covenants and conditions of the Credit Agreement, as more fully discussed below, restrict the use of funds and reduce the practical availability of financing under the agreement by $25,000 to a maximum of $150,000. The credit facilities that this senior debt financing replaces amounted to a total availability for letters of credit and lines of credit of up to $148,000. Amounts owed under the former facilities have been repaid and those facilities have been terminated. Management believes that adequate collateral exists and will continue to exist so that the Agway senior debt financing is, and will continue to be, adequate to meet the ongoing needs of Agway.

     The Credit Agreement has a number of financial covenants which restrict our capital spending and require us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization ("EBITDA"), minimum ratios of EBITDA to fixed charges and interest on senior debt, and a minimum outstanding balance of preferred stock, subordinated debt, and certain debt of a subsidiary. That minimum balance requirement ranges from $440,000 to $450,000 throughout the year. (This minimum amount of capital we must maintain is referred to as the "Minimum Capital.")

     Other conditions of the Credit Agreement prevent us, in certain circumstances, from using funds we borrow under the Credit Agreement to pay interest or dividends on, or repurchase or repay principal of, AFC's subordinated debt or Agway's preferred stock. To avoid these use restrictions, the Credit Agreement requires us to have a minimum excess borrowing capacity as defined in the agreement of at least $20,000 more than the loan amount outstanding if we are not in default under the Credit Agreement. If we are in default under the Credit Agreement, to avoid these use restrictions, the minimum excess borrowing capacity we must maintain increases to $25,000 more than the loan amount outstanding. Further, if we are in default under the Credit Agreement, we are subject to these use restrictions if:

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


2.   BORROWING ARRANGEMENTS (continued)
     ----------------------------------
     (a) we default on our payment of principal, interest or other amounts due to the lenders under the Credit Agreement;

     (b) we fail to maintain the cash management procedures we agree to with the lenders under the Credit Agreement;

     (c) we do not maintain the Minimum Capital balance of $440,000 to $450,000; or

     (d) the agent under the Credit Agreement provides us with a written notice that such payments are no longer permitted.

     These conditions reduce the practical availability under the senior debt financing from $175,000 to $150,000. The Credit Agreement was designed in part to allow and enable Agway and AFC to continue the past practice of repurchasing, at face value, certain subordinated debt and preferred stock when presented for repurchase prior to maturity. However, while it is the current intent of Agway and AFC to continue this historic practice, Agway and AFC are under no obligation to repurchase subordinated debt prior to its maturity and preferred stock when so presented, and may stop or suspend this practice at any time or may be required to stop or suspend such practice if Agway does not continue to meet the conditions of the Credit Agreement, including those described above.

     As of March 28, 2001, the total amount borrowed under the Credit Agreement was $95,200, of which $22,400 was designated to letters of credit principally in support of Agway insurance programs under the Agway Senior Debt. Interest rates are determined at the option of the Company, as prime rate, plus 1.75%, or as the London Interbank Offering Rate (LIBOR) rate, plus 3.25%. These rates are comparable to the rates which were available to Agway in its prior senior debt financing arrangements.

     Telmark Debt
     At March 31, 2001, Telmark had credit facilities available from banks aggregating to $387,700. Uncommitted short-term line of credit agreements permit Telmark to borrow up to $87,700 on an uncollateralized basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $300,000 partially collateralized (by stock in a cooperative bank) revolving term loan facility permits Telmark to draw short- term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amounts outstanding as of March 31, 2001 and June 30, 2000 under the short-term lines of credit were $46,700 and $75,200, respectively, and under the revolving term loan facility were $196,200 and $164,500, respectively. The portion of the revolving term loan that is short term at March 31, 2001 and June 30, 2000 is $15,200 and $500, respectively. Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $87,700 short-term lines of credit all have terms expiring during the next 12 months. The $300,000 revolving term loan facility is available through August 1, 2002.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


2.   BORROWING ARRANGEMENTS (continued)
     ----------------------------------
     In November 2000, Telmark issued $61,000 of unsecured senior notes to institutional investors. The terms of the note agreement are similar to the terms of other unsecured senior notes. Telmark had balances outstanding on all unsecured senior notes from private placements totaling $159,000 at March 31, 2001, and $122,000 at June 30, 2000. The principal bears interest at fixed rates ranging from 6.7% to 8.7%. Interest is payable semiannually on each senior note. Principal payments are on both a semiannual and an annual basis. The notes have various maturities through December 31, 2012. The note agreements are similar to one another and each contains several specific financial covenants that must be complied with by us.

     Telmark, through two wholly owned special purpose subsidiaries, has four classes of lease-backed notes outstanding totaling $98,900 and $118,300 at March 31, 2001 and June 30, 2000, respectively, payable to institutional investors. Interest rates on these classes of notes range from 6.5% to 9.1%. The notes are collateralized by leases having an aggregate present value of contractual lease payments equal to or greater than the principal balance of the notes, and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. The final scheduled maturity of these notes is in varying amounts and dates through December 2008.

     Telmark registers with the SEC to offer debentures to the public. The Telmark debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is paid on January 1, April 1, July 1, and October 1 of each year and may, at the holder's option, be reinvested. The offering of the debentures is not underwritten, and there can be no guarantee as to the amount of debentures, if any, that will be sold. Telmark's subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Telmark debentures outstanding as of March 31, 2001, of approximately $40,700 are due at various dates through March 2009 and bear a weighted average interest rate of 8.0%.

     The Company's long-term and subordinated debt outstanding at March 2001, as compared to June 2000, is as follows:

                                                             AFC
                                     Agway            (excluding Telmark)             Telmark                      Total
                           ---------------------     ---------------------     -----------------------     -----------------------
                             3/01         6/00         3/01         6/00         3/01          6/00          3/01          6/00
                           --------     --------     --------     --------     ---------     ---------     ---------     ---------
Long-term debt .......     $ 11,256     $ 11,336     $  1,744     $  2,297     $ 438,922     $ 404,256     $ 451,922     $ 417,889
Currently payable ....        4,835        2,812           98          626       115,327       132,773       120,260       136,211
                           --------     --------     --------     --------     ---------     ---------     ---------     ---------
Net long-term debt ...     $  6,421     $  8,524     $  1,646     $  1,671     $ 323,595     $ 271,483     $ 331,662     $ 281,678
                           ========     ========     ========     ========     =========     =========     =========     =========

Subordinated debt ....     $      0     $      0     $443,229     $437,476     $  40,698     $  37,398     $ 483,927     $ 474,874
Currently payable ....            0            0       49,068       51,628         5,308         5,497        54,376        57,125
                           --------     --------     --------     --------     ---------     ---------     ---------     ---------
Net subordinated debt      $      0     $      0     $394,161     $385,848     $  35,390     $  31,901     $ 429,551     $ 417,749
                           ========     ========     ========     ========     =========     =========     =========     =========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   COMMITMENTS AND CONTINGENCIES
     -----------------------------
     Environmental
     We are subject to various laws and governmental regulations concerning environmental matters. We expect to be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and at sites with underground fuel storage tanks. We will also incur other expenses associated with environmental compliance.

     We are designated as a PRP under CERCLA or as a third party by the original PRPs in several Superfund sites. The liability under CERCLA is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Agway's understanding of the financial strength of other PRPs at these Superfund sites has been considered, where appropriate, in determination of its estimated liability. As a result of the use and handling of hazardous substances in our normal operations, an unexpected environmental event or significant changes in environmental compliance requirements could have a material adverse impact on our financial condition and results of operations.

     We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies. Our recorded liability in our financial statements reflects those specific issues where we think remediation activities are likely and where we can estimate the cost of remediation. Estimating the extent of our responsibility for a particular site and the method and ultimate cost of remediation of that site require that we make a number of assumptions. As a result, the ultimate outcome of remediation of a site may differ from our estimates. However, we believe that our past experience provides us with a reasonable basis for estimating our liability. When we receive additional information we adjust our estimates as necessary. While we do not anticipate that any such adjustment will be material to our financial statements, the result of ongoing and/or future environmental studies or other factors could alter this expectation and require that we record additional liabilities. We currently can't determine whether we will incur additional liabilities in the future or, if we do, the extent or amount of such additional liabilities. The settlement of the liabilities established will cause future cash outlays over at least five years based upon current estimates, and it is not expected that such outlays will materially impact Agway's liquidity position.

     Other
     Agway had a Master Equipment Lease Agreement with a leasing company under which Agway had a total operating lease obligation of approximately $11,300. The leasing company had the right to terminate this agreement if Agway did not meet the performance criteria specified in the agreement. Agway did not meet the specified criteria, and in January 2001, the leasing company exercised its right to terminate. This obligation was settled in April 2001 by the acquisition of the assets under the lease in accordance with the terms of the agreement. A portion of the lease obligation was replaced with a capital lease through Telmark totaling $6,800.

     We are subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. We have established accruals for matters for which payment is probable and amounts reasonably estimable. Management believes any liability that may ultimately result from the resolution of these matters in excess of amounts provided under the above stated policy will not have a material adverse effect on the financial position, results of operations, or liquidity of Agway.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


4.   AGRICULTURE REALIGNMENT
     -----------------------
     On December 7, 2000, the Agway Board of Directors approved a plan to realign the Agriculture segment of Agway's business (the "Plan"). The Plan is intended to realign the Agriculture segment with the continuing concentration of farming and our member farmers in the northeastern United States and to convert the segment's historic operating losses to profits by fiscal 2003. The Plan calls for the formation of a Feed Division and an Agronomy Division that will be structured to enable Agway to act as a wholesaler of its agricultural products in its traditional marketplace and as a retailer in select markets. It is expected that this realignment will take 18 months to complete and will involve the conversion of some existing Agway-owned facilities to dealer operations, as well as the sale or closing of some existing Agway-owned facilities. It is probable that there will be costs for such items as severance pay and inventory liquidation which will contribute to losses during the transition period. Further, it is also expected there will be gains, and possibly losses, related to the sale, shut-down or conversion of facilities. The level of gain or loss will be determined on a transaction-by-transaction basis over the transition period and cannot presently be reasonably estimated. Once costs associated with these plans can be reasonably estimated, these costs will be accrued and, to the extent material, disclosed when appropriate. During this transition period, we expect continued losses from the Agriculture segment's operations, potentially at higher levels in fiscal 2001 than in fiscal 2000, due in part to the costs associated with the Plan. In fiscal 2002, while still in the transition phase, the Agriculture segment's operating losses in total will likely continue, but we expect substantial improvement in the Agriculture Segment's operating results to begin. In the third quarter ended March 24, 2001, the Agriculture realignment efforts resulted in the following impacts on the financial statements:

                                                                                     Three and
                                                                                    Nine Months
                                                                                       Ended
                                                                                    March 24, 2001
                                                                                  ----------------
     Net gain (loss) on sale of assets..........................................  $            53
     Loss on sale/liquidation of inventory......................................              (15)
     Impairment on long-lived assets............................................             (260)
     Severance costs............................................................             (897)
     Other transaction costs....................................................              (11)
                                                                                  ----------------
         Net loss on realignment activity.......................................  $        (1,130)
                                                                                  ================

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


5.   DISCONTINUED OPERATIONS
     -----------------------
     In October 1999, the Agway Board of Directors approved a plan to restructure the retail store distribution system. This plan called for the sale or closure of the 227 Agway retail properties over a period of approximately 1 1/2 years. In the spring of 2000, the Agway Board of Directors authorized the sale of the wholesale procurement and supply system to Southern States Cooperative, Inc. An agreement was executed on June 20, 2000, and the sale closed on July 31, 2000.

     The sale of the wholesale procurement and supply system, when combined with the sale and closure of the Agway-owned or operated retail stores, constitutes a plan to discontinue operations of the retail services business. For financial reporting purposes, the measurement date upon which this discontinued operation plan became effective was June 20, 2000. Operating results of the retail services business, including restructuring activity which took place through that date, were included in the operating loss from discontinued operations in the financial statements for the year ended June 2000. The anticipated gains and losses after June 20, 2000, from the future anticipated sale of the wholesale procurement and supply system, which was consummated on July 31, 2000, and the sale or closure of the remaining Agway-owned or operated retail store properties, as well as the results of their future operations through the anticipated dates of sale, were included in the loss on disposal of the retail services business in the fiscal year-end June 2000 statement of operations. No adjustments were required for discontinued operations for the first nine months of this year. Financial results for all periods in the prior fiscal year have been reclassified to reflect the retail services business as a discontinued operation.

     The net sales and revenues for discontinued operations (retail services business) for the three months ended March 24, 2001 and March 25, 2000, were $851 and $46,042 and for the nine months ended March 24, 2001 and March 25, 2000, were $25,341 and $159,820, respectively. Net interest expense allocated to discontinued operations for the three months ended March 24, 2001 and March 25, 2000, totaled $0 and $1,054, and for the nine months ended March 24, 2001 and March 25, 2000, totaled $0 and $3,414, respectively.

     A summary of net assets of discontinued operations was as follows:

                                                                                       March 24,        June 24,
                                                                                         2001             2000
                                                                                    -------------    ------------
     Accounts receivable..........................................................  $      9,682     $   22,982
     Inventory....................................................................             0         18,408
     Property, plant and equipment, net...........................................         9,171         18,989
     Other assets, net............................................................         9,562         23,370
     Accounts payable and accrued expenses........................................       (18,152)       (49,413)
     Long-term liabilities........................................................             0            (58)
                                                                                    -------------    ------------
     Net assets of discontinued operations........................................  $     10,263     $   34,278
                                                                                    =============    ============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


6.   ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
     -------------------------------------------------
     The Company's Energy segment enters into a combination of exchange-traded futures and options contracts and, in certain circumstances, over the counter options (collectively derivatives) to manage the price risk associated with future purchases of the commodities used in its operations, principally heating oil and propane. Energy has fair value hedges associated with its fixed price purchase contracts and cash flows hedges for its variable priced purchase contracts. The derivatives are specifically matched in volume and maturity with the various purchase commitments of the business and generally expire within a year. The value of option contracts that Energy enters into has two components, time and intrinsic value. The intrinsic value is the value by which the option is in the money. The remaining amount of option value is attributable to time value. Energy does not include the time value of option contracts in its assessment of hedge effectiveness and therefore records changes in the time value component of its options currently in earnings. At March 31, 2001, Energy had a derivative liability of $700. An after-tax total of $400 of deferred net unrealized losses on derivatives instruments were accumulated in other comprehensive income and are expected to be reclassified into earnings during the next six months. The pre-tax earnings impact for the time value component of option value not used in assessing hedge effectiveness totaled $1,800 upon the initial adoption of SFAS No. 133 at July 1, 2000, and is included, net of tax, in the cumulative effect of accounting change. For the three and nine months ended March 31, 2001, $800 and $3,300, respectively, is included in cost of goods sold for the change in option time value not used in the assessment of hedge effectiveness.

     In the Agriculture segment, the purchase of corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products sold by Agriculture, creates price risk for this business. Agriculture intends to match its purchase and sales contracts whenever possible to hedge price risk; however, exchange-traded commodity instruments are used principally to manage the price risk associated with unmatched commodity purchases or sales. Agriculture matches all derivative contracts with their underlying purchase or sale contract; however, due to the differences in the changes in the commodity cash price at an Agriculture location versus the Chicago Board of Trade, a highly effective hedging relationship (as defined by SFAS No. 133) has not been achieved. Therefore, the derivatives used in Agriculture are marked to market currently in earnings.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


7.   CONSOLIDATING FINANCIAL STATEMENTS
     ----------------------------------
     Agway Financial Corporation (AFC) is a wholly owned subsidiary of Agway. AFC's principal business activities consist of securing financing through bank borrowings and issuance of corporate debt instruments. Those funds are used to provide funds for general corporate purposes of Agway and AFC's wholly owned subsidiary, Agway Holdings Inc. (AHI), and certain of AHI's subsidiaries. Major holdings of AHI include Agway Energy Products LLC and Agway Energy Services Inc. (Energy), Telmark LLC and its subsidiaries (Leasing), and Agway Insurance Company and Agway General Agency Inc. (Insurance). Agway guarantees the payment of principal and interest on the AFC debt. This guarantee is full and unconditional, and joint and several, which means that Agway is obligated to pay the full amount of the AFC debt if AFC fails to pay. Telmark and Insurance finance their activities through their own operations or through a combination of their own short- and long-term credit facilities.

     On April 24, 2001, the Agway Board of Directors authorized the mergers of AFC and AHI into Agway. Those mergers are expected to be effective July 1, 2001. On the effective date, Agway will assume all the liabilities of AFC and AHI, including all obligations of AFC relating to AFC's issuance of corporate debt instruments. All assets and liabilities of AFC and AHI, including AHI's subsidiaries, will become assets and liabilities of Agway. There will be no material change in the consolidated financial position or results of operations of Agway Inc. as a result of these mergers. The mergers are expected to result in a more efficient administrative structure for the Company.

     The following summarized condensed consolidating financial information for the Company presents the financial information for AFC, Agway Inc. (parent company only), and other direct subsidiaries of Agway Inc., which do not guarantee any obligations of AFC or Agway. Subsidiaries of Agway Inc. and AFC are reported on the equity basis. Debt and goodwill have been allocated to subsidiaries.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


7.  CONSOLIDATING FINANCIAL STATEMENTS (continued)
    ----------------------------------------------

                                                             Three Months Ended March 2001
                                          ---------------------------------------------------------------
                                                       Agway Inc.      All
                                             AFC      (Parent Co.)   Others        Elims     Consolidated
                                          ---------    ---------    ---------    ---------   ------------
Net sales and revenues from:
   Product sales (including excise
      taxes) ..........................   $ 276,192    $ 120,983    $  24,968    $  (5,213)   $ 416,930
   Leasing operations .................      21,862            0            0         (278)      21,584
   Insurance operations ...............       6,943            0            0            0        6,943
                                          ---------    ---------    ---------    ---------    ---------
     Total net sales and revenues .....     304,997      120,983       24,968       (5,491)     445,457

Cost and expenses from:
   Products and plant operations ......     246,091      110,568       23,202       (5,151)     374,710
   Leasing operations .................       8,555            0            0            0        8,555
   Insurance operations ...............       4,794            0            0            0        4,794
   Selling, general and admin
      activities ......................      15,864       15,872        3,056            0       34,792
                                          ---------    ---------    ---------    ---------    ---------
     Total operating costs and expenses     275,304      126,440       26,258       (5,151)     422,851

Operating income (loss) ...............      29,693       (5,457)      (1,290)        (340)      22,606
Interest expense, net .................      (4,037)      (3,742)        (631)         278       (8,132)
Other income, net .....................      (4,819)       5,155           38            0          374
                                          ---------    ---------    ---------    ---------    ---------
Earnings (loss) from continuing
   operations before income taxes .....      20,837       (4,044)      (1,883)         (62)      14,848
Income tax expense (benefit) ..........       8,826       (1,782)           0            1        7,045
                                          ---------    ---------    ---------    ---------    ---------

Earnings (loss) before equity in
   unconsolidated subsidiaries ........      12,011       (2,262)      (1,883)         (63)       7,803
Equity in earnings from subsidiaries ..           0       10,065            0      (10,065)           0
                                          ---------    ---------    ---------    ---------    ---------

Earnings from continuing operations ...      12,011        7,803       (1,883)     (10,128)       7,803

Discontinued operations:
   Loss from operations, net of tax
     benefit of $0 ....................           0            0            0            0            0
                                          ---------    ---------    ---------    ---------    ---------

Earnings (loss) before cumulative
   effect of an accounting change .....      12,011        7,803       (1,883)     (10,128)       7,803

Cumulative effect of accounting
   change, net of tax benefit of $0 ...           0            0            0            0            0
                                          ---------    ---------    ---------    ---------    ---------

Net earnings (loss) ...................   $  12,011    $   7,803    $  (1,883)   $ (10,128)   $   7,803
                                          =========    =========    =========    =========    =========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


7. CONSOLIDATING FINANCIAL STATEMENTS (continued)
   ----------------------------------------------

                                                             Three Months Ended March 2000
                                            ---------------------------------------------------------------
                                                         Agway Inc.       All
                                               AFC      (Parent Co.)    Others       Elims     Consolidated
                                            ---------    ---------    ---------    ---------   ------------
Net sales and revenues from:
   Product sales (including excise taxes)   $ 251,985    $ 123,059    $  23,931    $  (5,388)   $ 393,587
   Leasing operations ...................      19,320          (15)           0          (40)      19,265
   Insurance operations .................       6,629            0            0            0        6,629
                                            ---------    ---------    ---------    ---------    ---------
     Total net sales and revenues .......     277,934      123,044       23,931       (5,428)     419,481

Cost and expenses from:
   Products and plant operations ........     219,588      112,133       22,549       (5,128)     349,142
   Leasing operations ...................       6,921            0            0            0        6,921
   Insurance operations .................       3,809            0            0            0        3,809
   Selling, general and admin activities       12,733       17,499        3,379           (1)      33,610
                                            ---------    ---------    ---------    ---------    ---------
     Total operating costs and expenses .     243,051      129,632       25,928       (5,129)     393,482

Operating income (loss) .................      34,883       (6,588)      (1,997)        (299)      25,999
Interest expense, net ...................      (4,580)      (2,833)        (579)          39       (7,953)
Other income, net .......................      (4,824)       9,185          (93)           1        4,269
                                            ---------    ---------    ---------    ---------    ---------
Earnings (loss) from continuing
   operations before income taxes .......      25,479         (236)      (2,669)        (259)      22,315
Income tax expense (benefit) ............      10,366         (993)         (15)           0        9,358
                                            ---------    ---------    ---------    ---------    ---------

Earnings (loss) before equity in
   unconsolidated subsidiaries ..........      15,113          757       (2,654)        (259)      12,957
Equity in earnings from subsidiaries ....           0       12,200            0      (12,200)           0
                                            ---------    ---------    ---------    ---------    ---------

Earnings from continuing operations .....      15,113       12,957       (2,654)     (12,459)      12,957

Discontinued operations:
   Loss from operations, net of tax
     benefit of $2,344 ..................           0       (4,294)           0            0       (4,294)
                                            ---------    ---------    ---------    ---------    ---------

Earnings (loss) before cumulative
   effect of an accounting change .......      15,113        8,663       (2,654)     (12,459)       8,663

Cumulative effect of accounting
   change, net of tax benefit of $0 .....           0            0            0            0            0
                                            ---------    ---------    ---------    ---------    ---------

Net earnings (loss) .....................   $  15,113    $   8,663    $  (2,654)   $ (12,459)   $   8,663
                                            =========    =========    =========    =========    =========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


7.  CONSOLIDATING FINANCIAL STATEMENTS (continued)
    ----------------------------------------------

                                                                Nine Months Ended March 2001
                                         ------------------------------------------------------------------------
                                                         Agway Inc.        All
                                             AFC       (Parent Co.)      Others          Elims       Consolidated
                                         -----------    -----------    -----------    -----------    ------------
Net sales and revenues from:
   Product sales (including excise
      taxes) .........................   $   675,453    $   332,222    $    68,151    $   (10,004)   $ 1,065,822
   Leasing operations ................        64,286              0              0           (664)        63,622
   Insurance operations ..............        21,102              0              0              0         21,102
                                         -----------    -----------    -----------    -----------    -----------
     Total net sales and revenues ....       760,841        332,222         68,151        (10,668)     1,150,546

Cost and expenses from:
   Products and plant operations .....       627,693        304,884         65,357        (10,148)       987,786
   Leasing operations ................        27,712              0              0              0         27,712
   Insurance operations ..............        13,441              0              0              0         13,441
   Selling, general and admin
     activities ......................        47,475         43,744          9,370              1        100,590
                                         -----------    -----------    -----------    -----------    -----------
     Total operating costs and
        expenses .....................       716,321        348,628         74,727        (10,147)     1,129,529

Operating income (loss) ..............        44,520        (16,406)        (6,576)          (521)        21,017
Interest expense, net ................       (14,551)       (10,949)        (1,781)           666        (26,615)
Other income, net ....................       (10,861)        15,085            171             (2)         4,393
                                         -----------    -----------    -----------    -----------    -----------
Earnings (loss) from continuing
   operations before income taxes ....        19,108        (12,270)        (8,186)           143         (1,205)
Income tax expense (benefit) .........         8,763         (6,598)           (63)             0          2,102
                                         -----------    -----------    -----------    -----------    -----------

Earnings (loss) before equity in
   unconsolidated subsidiaries .......        10,345         (5,672)        (8,123)           143         (3,307)
Equity in earnings from subsidiaries .             0          1,308              0         (1,308)             0
                                         -----------    -----------    -----------    -----------    -----------

Earnings from continuing operations ..        10,345         (4,364)        (8,123)        (1,165)        (3,307)

Discontinued operations:
   Loss from operations, net of tax
     benefit of $0 ...................             0              0              0              0              0
                                         -----------    -----------    -----------    -----------    -----------

Earnings (loss) before cumulative
   effect of an accounting change ....        10,345         (4,364)        (8,123)        (1,165)        (3,307)

Cumulative effect of accounting
   change, net of tax benefit of $723         (1,057)             0              0              0         (1,057)
                                         -----------    -----------    -----------    -----------    -----------

Net earnings (loss) ..................   $     9,288    $    (4,364)   $    (8,123)   $   (1,165)    $    (4,364)
                                         ===========    ===========    ===========    ===========    ===========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


7.  CONSOLIDATING FINANCIAL STATEMENTS (continued)
    ----------------------------------------------

                                                                Nine Months Ended March 2000
                                          ------------------------------------------------------------------------
                                                         Agway Inc.         All
                                              AFC       (Parent Co.)      Others          Elims       Consolidated
                                          -----------    -----------    -----------    -----------    ------------
Net sales and revenues from:
   Product sales (including excise
      taxes) ..........................   $   543,194    $   334,772    $    57,509    $    (9,377)   $   926,098
   Leasing operations .................        56,654            (15)             0            (47)        56,592
   Insurance operations ...............        20,589              0              0              0         20,589
                                          -----------    -----------    -----------    -----------    -----------
     Total net sales and revenues .....       620,437        334,757         57,509         (9,424)     1,003,279

Cost and expenses from:
   Products and plant operations ......       503,975        308,707         55,844         (9,485)       859,041
   Leasing operations .................        22,801              0              0              0         22,801
   Insurance operations ...............        12,153              0              0              0         12,153
   Selling, general and admin
      activities ......................        39,238         52,580          9,303              0        101,121
                                          -----------    -----------    -----------    -----------    -----------
     Total operating costs and expenses       578,167        361,287         65,147         (9,485)       995,116

Operating income (loss) ...............        42,270        (26,530)        (7,638)            61          8,163
Interest expense, net .................       (14,332)        (6,353)        (1,540)            48        (22,177)
Other income, net .....................       (10,341)        19,536            206             (1)         9,400
                                          -----------    -----------    -----------    -----------    -----------
Earnings (loss) from continuing
   operations before income taxes .....        17,597        (13,347)        (8,972)           108         (4,614)
Income tax expense (benefit) ..........         7,579         (7,293)             0              0            286
                                          -----------    -----------    -----------    -----------    -----------

Earnings (loss) before equity in
   unconsolidated subsidiaries ........        10,018         (6,054)        (8,972)           108         (4,900)
Equity in earnings from subsidiaries ..             0          1,154              0         (1,154)             0
                                          -----------    -----------    -----------    -----------    -----------

Earnings from continuing operations ...        10,018         (4,900)        (8,972)        (1,046)        (4,900)

Discontinued operations:
   Loss from operations, net of tax
     benefit of $6,672 ................             0        (12,218)             0              0        (12,218)
                                          -----------    -----------    -----------    -----------    -----------

Earnings (loss) before cumulative
   effect of an accounting change .....        10,018        (17,118)        (8,972)        (1,046)       (17,118)

Cumulative effect of accounting
   change, net of tax benefit of $0 ...             0              0              0              0              0
                                          -----------    -----------    -----------    -----------    -----------

Net earnings (loss) ...................   $    10,018    $   (17,118)   $    (8,972)   $    (1,046)   $   (17,118)
                                          ===========    ===========    ===========    ===========    ===========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


7.  CONSOLIDATING FINANCIAL STATEMENTS (continued)
    ----------------------------------------------

                                                                       March 2001
                                         ------------------------------------------------------------------------
                                                        Agway Inc.         All
                                             AFC       (Parent Co.)      Others          Elims       Consolidated
                                         -----------    -----------    -----------    -----------    ------------
Current Assets:
   Cash ..............................   $   (16,609)   $       662    $     2,330    $    13,617    $         0
   Trade accounts receivable, net ....       104,133         68,567         16,178              0        188,878
   Leases receivable, net ............       153,206              0              0           (319)       152,887
   Operating advance receivable ......       339,872              0              0       (339,872)             0
   Advances and other receivables ....        11,418         24,507             72        (11,730)        24,267
   Inventories .......................        25,446         92,912         32,894           (451)       150,801
   Restricted cash ...................         8,234              0              0              0          8,234
   Prepaid expenses and other assets .        32,444         14,320             86              0         46,850
                                         -----------    -----------    -----------    -----------    -----------
     Total current assets ............       658,144        200,968         51,560       (338,755)       571,917
Marketable securities available for
   sale ..............................        38,401              0              0              0         38,401
Other security investments ...........        49,080        246,118              1       (241,788)        53,411
Properties and equipment, net ........        76,438         83,192         11,286              1        170,917
Long-term leases receivable, net .....       510,717              0              0        (13,590)       497,127
Net pension asset ....................             0        226,099              0              0        226,099
Other assets .........................        59,718        (33,757)         9,657              0         35,618
Net assets of discontinued operations              0         10,263              0              0         10,263
                                         -----------    -----------    -----------    -----------    -----------
       Total assets ..................   $ 1,392,498    $   732,883    $    72,504    $  (594,132)   $ 1,603,753
                                         ===========    ===========    ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Notes payable .....................   $   133,065    $         0    $         0    $         0    $   133,065
   Current installments of long-term
     debt and subordinated debt ......       169,801            909          4,245           (319)       174,636
   Operating advance payable .........            12        339,458         (1,274)      (338,196)             0
   Accounts payable ..................         3,807         27,571         15,500         77,783        124,661
   Other current liabilities .........        99,108         84,537         19,108        (78,019)       124,734
                                                        -----------    -----------    -----------    -----------
     Total current liabilities .......       405,793        452,475         37,579       (338,751)       557,096
Long-term debt .......................       325,235         14,212          5,798        (13,583)       331,662
Subordinated debt ....................       429,551              0              0              0        429,551
Other liabilities ....................        19,499         90,836           (243)            (7)       110,085
                                         -----------    -----------    -----------    -----------    -----------
     Total liabilities ...............     1,180,078        557,523         43,134       (352,341)     1,428,394

Shareholders' equity:
   Preferred stock, net ..............             0         37,738              0              0         37,738
   Common stock, net .................             2          2,450              0             (3)         2,449
   Retained earnings .................       212,418        135,172         29,370       (241,788)       135,172
                                         -----------    -----------    -----------    -----------    -----------
     Total shareholders' equity ......       212,420        175,360         29,370       (241,791)       175,359
                                         -----------    -----------    -----------    -----------    -----------
       Total liabilities and
         shareholders' equity ........   $ 1,392,498    $   732,883    $    72,504    $  (594,132)   $ 1,603,753
                                         ===========    ===========    ===========    ===========    ===========

                                       20

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


7. CONSOLIDATING FINANCIAL STATEMENTS (continued)
   ---------------------------------------------

                                                                       June 2000
                                         ----------------------------------------------------------------------
                                                        Agway Inc.        All
                                             AFC       (Parent Co.)     Others         Elims       Consolidated
                                         -----------    -----------   -----------   -----------    ------------
Current Assets:
   Cash ..............................   $   (14,339)   $    23,508   $     6,875   $     3,097    $    19,141
   Trade accounts receivable, net ....        67,214        105,796        37,587             1        210,598
   Leases receivable, net ............       152,785              0             0          (530)       152,255
   Operating advance receivable ......       400,894              0             0      (400,894)             0
   Advances and other receivables ....        13,926          6,651         3,430        (1,013)        22,994
   Inventories .......................        33,805         62,199        16,531          (595)       111,940
   Restricted cash ...................        10,103              0             0             0         10,103
   Prepaid expenses and other assets .        32,016         16,117             9             1         48,143
                                         -----------    -----------   -----------   -----------    -----------
     Total current assets ............       696,404        214,271        64,432      (399,933)       575,174
Marketable securities available for
    sale .............................        36,254              0             0             0         36,254
Other security investments ...........        48,739        242,221             1      (240,082)        50,879
Properties and equipment, net ........        79,178         84,812        11,793             1        175,784
Long-term leases receivable, net .....       473,753              0             0        (3,158)       470,595
Net pension asset ....................             0        213,455             0             0        213,455
Other assets .........................        59,557          8,005        10,186       (56,038)        21,710
Net assets of discontinued operations              0         34,278             0             0         34,278
                                         -----------    -----------   -----------   -----------    -----------
       Total assets ..................   $ 1,393,885    $   797,042   $    86,412   $  (699,210)   $ 1,578,129
                                         ===========    ===========   ===========   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Notes payable .....................   $   177,576    $         0   $         0   $         0    $   177,576
   Current installments of long-term
     debt and subordinated debt ......       190,524          1,104         2,237          (529)       193,336
   Operating advance payable .........             0        379,977        20,006      (399,983)             0
   Accounts payable ..................        16,376         21,184         4,630        51,856         94,046
   Other current liabilities .........        95,883         63,071        13,788       (50,682)       122,060
                                         -----------    -----------   -----------   -----------    -----------
     Total current liabilities .......       480,359        465,336        40,661      (399,338)       587,018
Long-term debt .......................       273,146          3,775         7,908        (3,151)       281,678
Subordinated debt ....................       417,749              0             0             0        417,749
Other liabilities ....................        20,041        145,340           349       (56,637)       109,093
                                         -----------    -----------   -----------   -----------    -----------
     Total liabilities ...............     1,191,295        614,451        48,918      (459,126)     1,395,538

Shareholders' equity:
   Preferred stock, net ..............             0         39,695             0             0         39,695
   Common stock, net .................             1          2,474             0            (2)         2,473
   Retained earnings .................       202,589        140,422        37,494      (240,082)       140,423
                                         -----------    -----------   -----------   -----------    -----------
     Total shareholders' equity ......       202,590        182,591        37,494      (240,084)       182,591
                                         -----------    -----------   -----------   -----------    -----------
       Total liabilities and
         shareholders' equity ........   $ 1,393,885    $   797,042   $    86,412   $  (699,210)   $ 1,578,129
                                         ===========    ===========   ===========   ===========    ===========

                                       21

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


7.  CONSOLIDATING FINANCIAL STATEMENTS (continued)
    ----------------------------------------------

                                                              Nine Months Ended March 2001
                                          ----------------------------------------------------------------
                                                       Agway Inc.       All
                                             AFC      (Parent Co.)    Others       Elims      Consolidated
                                          ---------    ---------    ---------    ---------    ------------
Net cash flows provided by (used in)
     continuing operations ............   $  51,145    $ (20,204)   $     806    $ (10,229)   $  21,518
Net cash flows provided by (used in)
     discontinued operations ..........           0       24,015            0            0       24,015
                                          ---------    ---------    ---------    ---------    ---------
Net cash flows provided by (used in)
     operating activities .............      51,145        3,811          806      (10,229)      45,533

Cash flows provided by (used in)
   investing activities:
     Purchases of property, plant
       and equipment ..................      (4,802)      (4,183)        (799)           0       (9,784)
     Proceeds from disposal of
   property, plant and equipment ......       1,020        3,640           95            0        4,755
     Cash paid for acquisition of
       business .......................           0            0            0            0            0
     Leases originated ................    (208,569)           0            0            0     (208,569)
     Leases repaid ....................     165,210            0            0            0      165,210
     Proceeds from sale of marketable
       securities .....................       3,301            0            0            0        3,301
     Purchases of marketable securities      (4,460)           0            0            0       (4,460)
     Net purchase of investments in
     cooperatives .....................        (768)      (1,450)           0            0       (2,218)
                                          ---------    ---------    ---------    ---------    ---------

Net cash flows used in investing
    activities ........................     (49,068)      (1,993)        (704)           0      (51,765)

Cash flows provided by (used in)
    financing activities:
     Net change in short-term
       borrowings .....................     (44,511)       3,780            0       (3,780)     (44,511)
     Proceeds from long-term debt .....      28,511            0            0            0       28,511
     Repayment of long-term debt ......       5,679            0         (102)      (6,439)        (862)
     Proceeds from sale of subordinated
       debt ...........................     163,763            0            0            0      163,763
     Maturity and redemption of
       subordinated debt ..............    (154,709)           0            0            0     (154,709)
     Payments on capital leases .......         (99)           0            0            0          (99)
     Redemption of stock, net .........        (711)      (2,577)           0        1,307       (1,981)
     Cash dividends paid ..............           0       (3,021)           0            0       (3,021)
                                          ---------    ---------    ---------    ---------    ---------

Net cash flows provided by (used in)
     financing activities .............      (2,077)      (1,818)        (102)      (8,912)     (12,909)

Net increase (decrease) in cash and
    equivalents .......................           0            0            0      (19,141)     (19,141)
Cash and equivalents at beginning of
    period ............................           0            0            0       19,141       19,141
                                          ---------    ---------    ---------    ---------    ---------

Cash and equivalents at end of period .   $       0    $       0    $       0    $       0    $       0
                                          =========    =========    =========    =========    =========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


7. CONSOLIDATING FINANCIAL STATEMENTS (continued)
   ----------------------------------------------

                                                                  Nine Months Ended March 2000
                                              ----------------------------------------------------------------
                                                           Agway Inc.      All
                                                 AFC      (Parent Co.)   Others        Elims      Consolidated
                                              ---------    ---------    ---------    ---------    ------------
Net cash flows provided by (used in)
     continuing operations ................   $ (23,410)   $  14,424    $   2,456    $   4,185    $  (2,345)
Net cash flows provided by (used in)
     discontinued operations ..............           0        8,482            0            0        8,482
                                              ---------    ---------    ---------    ---------    ---------
Net cash flows provided by (used in)
     operating activities .................     (23,410)      22,906        2,456        4,185        6,137

Cash flows provided by (used in)
    investing activities:
     Purchases of property, plant
       and equipment ......................      (4,995)     (11,695)      (1,266)      (3,704)     (21,660)
     Proceeds from disposal of property,
       plant and equipment ................         731       (3,937)         286        3,733          813
     Cash paid for acquisition of
        business ..........................      (2,900)           0       (2,050)           0       (4,950)
     Leases originated ....................    (203,635)           0            0            0     (203,635)
     Leases repaid ........................     153,246            0            0            0      153,246
     Proceeds from sale of marketable
       securities .........................       2,319            0            0            0        2,319
     Purchases of marketable securities ...      (4,345)           0            0            0       (4,345)
     Net purchase of investments in
     cooperatives .........................      (1,574)      (1,953)           0        2,050       (1,477)
                                              ---------    ---------    ---------    ---------    ---------

Net cash flows used in investing
    activities ............................     (61,153)     (17,585)      (3,030)       2,079      (79,689)

Cash flows provided by (used in)
    financing activities:
     Net change in short-term
       borrowings .........................      78,588          511            0         (511)      78,588
     Proceeds from long-term debt .........      75,989            0            0            0       75,989
     Repayment of long-term debt ..........     (70,680)           0       (1,476)      (3,256)     (75,412)
     Proceeds from sale of subordinated
       debt ...............................     111,929            0            0            0      111,929
     Maturity and redemption of
       subordinated debt ..................    (109,026)           0            0            0     (109,026)
     Payments on capital leases ...........      (2,685)           0            0            0       (2,685)
     Redemption of stock, net .............         448       (2,557)       2,050       (2,497)      (2,556)
     Cash dividends paid ..................           0       (3,275)           0            0       (3,275)
                                              ---------    ---------    ---------    ---------    ---------

Net cash flows provided by (used in)
     financing activities .................      84,563       (5,321)         574       (6,264)      73,552

Net increase (decrease) in cash and
     equivalents ..........................           0            0            0            0            0
Cash and equivalents at beginning of period           0            0            0            0            0
                                              ---------    ---------    ---------    ---------    ---------

Cash and equivalents at end of period .....   $       0    $       0    $       0    $       0    $       0
                                              =========    =========    =========    =========    =========

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


8.   FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING
     --------------------------------------------------
     We are an agricultural cooperative owned by approximately 70,000 Northeast farmer-members. We are directly engaged in manufacturing, processing, distributing and marketing agricultural products (seeds and fertilizers) and services for our farmer-members and other customers, primarily in the northeastern United States and Ohio. We are also involved in repackaging and marketing produce and processing and marketing sunflower seeds. Through certain of our subsidiaries, we are involved in the distribution of petroleum products; the installation and servicing of heating, ventilation, and air-conditioning equipment; lease financing; the underwriting and sale of certain types of property and casualty insurance; and the sale of health insurance. Agway reports its operations principally in five business segments. Total sales and revenues of each industry segment includes the sale of products and services to unaffiliated customers, as reported in the Agway consolidated statements of operations, as well as sales to other segments of Agway which are competitively priced. As disclosed in Note 5, the retail services business is classified as a discontinued operation and therefore is not reported in the segment information below.

     The Other category within the summary of business segments includes intersegment eliminations and interest. The category also includes net corporate expenses and pension income. Finally, interest income for the Leasing segment is reported as net sales and revenues and interest expense is reported as cost and expenses from leasing operations (cost of sales).

                                                                  Three Months Ended March 2001
                               ---------------------------------------------------------------------------------------------
                                              Country
                                              Products
                               Agriculture     Group         Energy       Leasing    Insurance      Other(a)    Consolidated
                               ----------    ----------    ----------   ----------   ----------    ----------    ----------
Net sales and revenues to
  unaffiliated customers ...   $  105,504    $   52,627    $  259,078   $   21,295   $    6,943    $       10    $  445,457
Intersegment sales and
  revenues .................        2,370           717           306          289            0        (3,682)            0
                               ----------    ----------    ----------   ----------   ----------    ----------    ----------
    Total sales and revenues   $  107,874    $   53,344    $  259,384   $   21,584   $    6,943    $   (3,672)   $  445,457
                               ==========    ==========    ==========   ==========   ==========    ==========    ==========

Earnings (loss) from
   continuing operations
   before income taxes .....   $   (6,758)   $   (2,213)   $   22,396   $    6,285   $     (575)   $   (4,287)   $   14,848
                               ==========    ==========    ==========   ==========   ==========    ==========    ==========

Total assets ...............   $  271,946    $   77,028    $  209,439   $  708,840   $   55,827    $  280,673    $1,603,753
                               ==========    ==========    ==========   ==========   ==========    ==========    ==========
                                                               Three Months Ended March 2000
                               --------------------------------------------------------------------------------------------
                                              Country
                                              Products
                               Agriculture     Group         Energy      Leasing     Insurance     Other(a)    Consolidated
                               ----------    ----------    ----------   ----------   ----------   ----------    ----------
Net sales and revenues to
  unaffiliated customers ...   $  105,325    $   51,240    $  237,078   $   19,184   $    6,629   $       25    $  419,481
Intersegment sales and
  revenues .................        6,733         2,113           130           80            0       (9,056)            0
                               ----------    ----------    ----------   ----------   ----------   ----------    ----------
    Total sales and revenues   $  112,058    $   53,353    $  237,208   $   19,264   $    6,629   $   (9,031)   $  419,481
                               ==========    ==========    ==========   ==========   ==========   ==========    ==========

Earnings (loss) from
   continuing operations
   before income taxes .....   $   (4,513)   $   (1,636)   $   25,158   $    5,845   $       78   $   (2,617)   $   22,315
                               ==========    ==========    ==========   ==========   ==========   ==========    ==========

Total assets ...............   $  269,513    $   88,188    $  191,784   $  636,223   $   55,001   $  309,456    $1,550,165
                               ==========    ==========    ==========   ==========   ==========   ==========    ==========

(a)   Represents unallocated net corporate costs and intersegment eliminations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


8.   FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING
     --------------------------------------------------


                                                                   Nine Months Ended March 2001
                               ---------------------------------------------------------------------------------------------------
                                                Country
                                               Products
                               Agriculture       Group         Energy        Leasing      Insurance      Other(a)     Consolidated
                               -----------    -----------    -----------   -----------   -----------    -----------    -----------
Net sales and revenues to
  unaffiliated customers ...   $   295,919    $   139,840    $   630,729   $    62,928   $    21,102    $        28    $ 1,150,546
Intersegment sales and
  revenues .................         5,986          3,388            528           694             0        (10,596)             0
                               -----------    -----------    -----------   -----------   -----------    -----------    -----------
    Total sales and revenues   $   301,905    $   143,228    $   631,257   $    63,622   $    21,102    $   (10,568)   $ 1,150,546
                               ===========    ===========    ===========   ===========   ===========    ===========    ===========

Earnings (loss) from
   continuing operations
   before income taxes .....   $   (24,833)   $    (5,601)   $    28,412   $    15,345   $      (131)   $   (14,397)   $    (1,205)
                               ===========    ===========    ===========   ===========   ===========    ===========    ===========

Total assets ...............   $   271,946    $    77,028    $   209,439   $   708,840   $    55,827    $   280,673    $ 1,603,753
                               ===========    ===========    ===========   ===========   ===========    ===========    ===========

                                                                  Nine Months Ended March 2000
                               --------------------------------------------------------------------------------------------------
                                               Country
                                               Products
                               Agriculture       Group         Energy        Leasing      Insurance     Other(a)     Consolidated
                               -----------    -----------    -----------   -----------   -----------   -----------    -----------
Net sales and revenues to
  unaffiliated customers ...   $   281,762    $   137,056    $   507,343   $    56,501   $    20,589   $        28    $ 1,003,279
Intersegment sales and
  revenues .................        13,505          9,229            330            91             0       (23,155)             0
                               -----------    -----------    -----------   -----------   -----------   -----------    -----------
    Total sales and revenues   $   295,267    $   146,285    $   507,673   $    56,592   $    20,589   $   (23,127)   $ 1,003,279
                               ===========    ===========    ===========   ===========   ===========   ===========    ===========

Earnings (loss) from
   continuing operations
   before income taxes .....   $   (27,498)   $    (2,326)   $    19,267   $    14,244   $        71   $    (8,372)   $    (4,614)
                               ===========    ===========    ===========   ===========   ===========   ===========    ===========

Total assets ...............   $   269,513    $    88,188    $   191,784   $   636,223   $    55,001   $   309,456    $ 1,550,165
                               ===========    ===========    ===========   ===========   ===========   ===========    ===========

(a)   Represents unallocated net corporate costs and intersegment eliminations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


RESULTS OF OPERATIONS
---------------------
We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Agway. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, Agway cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, Agway, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "intend," "believe," "expect," and "anticipate" and phrases "it is probable" and "it is possible" or similar words or phrases identify forward-looking statements.

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

Consolidated Results
--------------------
Consolidated net sales and revenues of $445,500 and $1,150,500 for the three and nine months ended March 24, 2001, increased $26,000 (6%) and $147,300 (15%), respectively, as compared to the same periods in the prior year. The increases in both the three-month and nine-month periods were substantially the result of increased sales in the Energy and Leasing segments. The increase in Energy was principally due to significant increases in the cost of petroleum products over the prior year combined with increases in heating oil and propane product volume. The increase in Leasing revenues was primarily from the continued growth of the lease portfolio as compared to the prior year. The consolidated sales were further increased over the prior year for the nine months ended March 24, 2001, in the Agriculture segment from increases in the agronomy business sales. See further explanation by business segment below.

Consolidated pre-tax earnings of $14,800 for the three months ended March 24, 2001, decreased $7,500 (34%) over the same period in the prior year. Consolidated pre-tax loss of $1,200 for the nine months ended March 24, 2001, improved $3,400 (74%) as compared to a pre-tax loss of $4,600 in the same period in the prior year. For the three- month period, an improvement to pre-tax results in Leasing was more than offset by decreases in pre-tax results in Agriculture, Country Products Group, Energy, and Insurance. For the nine-month period, improvements in Energy, Leasing, and Agriculture were partially offset by the decreases in pre-tax results of the Country Products Group and Insurance. See detailed business segment discussion below. Net corporate costs of $4,300 and $14,400 for the three and nine months ended March 24, 2001, increased $1,700 (64%) and increased $6,000 (72%), respectively, as compared to the same periods in the prior year. The increase in corporate costs in the current year was a result of higher corporate insurance costs, higher professional services costs, higher total interest costs from overall higher average short-term borrowings, and higher debt fees in the current year than in the same periods in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Consolidated Results (continued)
--------------------------------
Effective June 25, 2000, Agway adopted new accounting requirements for all derivative instruments. As a result, a loss on the cumulative effect of accounting change, net of tax of $1,100, has been recorded (See Note 1 for further details.) Also, as detailed in Note 5, the former retail segment is reported as a discontinued operation and the $4,300 and $12,200 after-tax losses on retail operations for the three and nine months ended March 25, 2000, respectively, have been so reclassified. For the nine months ended March 24, 2001, no further adjustments were required to be recorded for this discontinued operation.

Agriculture
-----------
Total Agriculture sales and revenue of $107,900 and $301,900 for the three and nine months ended March 24, 2001, decreased $4,200 (4%) and increased $6,600 (2%), respectively, as compared to the same periods in the prior year.

For the three-month period, Agriculture experienced a decline of $3,600 (7%) in agronomy sales due to delays in the start of the historical planting season as a result of the prolonged winter weather conditions in the Northeast. Feed sales declined in the three-month period by $800 (1%) as compared to the same period in the prior year, substantially due to the planned exiting of the direct marketing of grains which reduced sales by $1,400 during the quarter. This decline was partially offset by a $600 (1%) increased enterprise feed sales as our customers have reacted favorably to expected improved milk prices by increasing their purchases of feed products.

The increase in sales for the nine- month period was primarily from increased sales in the agronomy business and from increased sales in the tested specific pathogen free (TSPF(TM)) heifer-rearing services. These increases were partially offset by decreased year-to-date sales in the enterprise feed business. Total agronomy sales increased $12,300 (12%) during the nine-month period as compared to the same period in the prior year. The weather-related delay in spring 2000 plantings resulted in the sale of agronomy products, such as fertilizer, crop protectants, and lime, that normally would have occurred in the fourth quarter of the prior year, occurring in the first quarter of the current year. These increased sales in the first quarter were greater than sales decline, from the weather-related delays noted above, experienced in the third quarter of this year. The TSPF(TM) heifer-rearing service sales continue to grow from increased utilization of the heifer-rearing facilities. As a result, sales increased $1,900 (238%) for the nine-month period as compared to the same period in the prior year. These increases were partially offset by a decrease in feed sales of $7,500 (4%), half of which resulted from the planned exiting from the direct marketing of grains and the other half from a combination of market consolidation, increased competition, and lower milk prices over the nine-month period, which adversely impacted farmers' feed buying decisions.

Agriculture pre-tax loss of $6,800 and $24,800 for the three and nine months ended March 24, 2001, increased $2,200 (50%) and decreased $2,700 (10%), respectively, as compared to the same periods in the prior year. The increase in pre-tax loss in the three-month period as compared to the same period in the prior year resulted from $1,100 of costs associated with the Agriculture realignment efforts taking place in the third quarter of this year which were more than offset by a decrease of $2,000 in overall support/administrative costs substantially from savings relating to the realignment efforts. Operating results from agronomy increased $400 and feed decreased $200. Additionally, the prior year third quarter included revenue associated with a negotiated settlement of $3,300.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Agriculture (continued)
-----------------------
The improvement in pre-tax results for the nine months ended March 24, 2001, as compared to the same period in the prior year resulted primarily from the agronomy business. The improvements to agronomy pre-tax earnings of $3,400 (22%) over the same period in the prior year resulted primarily from increased product margins from the result of a delay in the spring 2000 planting season noted above. Additionally, costs incurred in the prior year, relating to the exiting of the direct marketing of grains, resulted in improved results of $2,300 in the current year. These improvements to the nine-month results were partially offset by the costs of $1,100 associated with the Agriculture realignment efforts in the current year, a $600 (5%) decline in enterprise feed operating results, and a $900 (67%) decrease in earnings of the TSPF(TM) heifer-rearing services. The enterprise feed results declined as a result of the adverse factors mentioned above. The decrease in TSPF(TM) operating results as compared to last year relates to the new facilities not having reached full capacity as of the end of the third quarter of this year.

Country Products Group
----------------------
Country Products Group (CPG) total sales and revenue of $53,300 for the three-month period ending March 24, 2001, remained flat as compared to the same period in the prior year. The total sales and revenue of $143,200 for the nine-month period decreased $3,100 (2%) as compared to the same period in the prior year. The decline in CPG sales for the nine months ended March 24, 2001, was primarily from the Business Group, where sales decreased $7,000 (17%) during the nine-month period. The decline in the Business Group sales resulted primarily from lower sunflower seed product sales of $3,700 (12%) for the nine-month period and from reduced sales of $3,900 from the sale of the pastry flour mill in the fourth quarter of the prior year. A poor sunflower seed crop in the fall of 1999 adversely impacted sunflower seed product sales during the first quarter of this year and a combination of lower product demand, low commodity pricing, and international pricing competition has lowered sales levels as compared to the prior year for the new seed harvest. The decline in Business Group sales for the nine-month period was partially offset by an increase in the Produce Group sales of $3,300 (3%) as compared to the same period in the prior year. The increase in the Produce Group sales for the nine months ended March 24, 2001, resulted from a mixture of activity, including increased sales from new customers offset by a decline in potato sales from depressed market pricing from an oversupply of potatoes. The Investment Group sales increased $700 (55%) as compared to the same period in the prior year primarily due to the commercial sale of Optigen(TM) 1200, a controlled-release nitrogen feed product, which was not available until the second quarter of the prior year. For the three-month period ended March 24, 2001, increases in sunflower seed product sales of $500 (4%) and in produce sales of $900 (0%), in each case as compared to the same period in the prior year, were fully offset from reduced sales in the quarter due to the sale of the pastry mill noted above.

CPG pre-tax losses of $2,200 and $5,600 for the three and nine months ended March 24, 2001, increased $600 (35%) and $3,300 (141%), respectively, as compared to the same periods in the prior year. The decrease in pre-tax results for the three months was related to the Produce Group, which declined $600 (126%) as compared to the same period in the prior year primarily due to the write-off of advances provided to foreign growers. The decrease in pre-tax results for the nine-month period related to the Business Group, which declined $1,500 (1,500%) as compared to the same period in the prior year. The Business Group's sunflower operations continued to experience low margins due to high product cost from the carryover of the poor sunflower seed crop from the fall of 1999 and also experienced lower margins than in the prior year for the new seed harvest as a result of lower product demand, excess industry capacity, and international competition which has suppressed margins. The pre-tax results related to the Produce Group decreased $1,800 (81%) as compared to the same period in the prior year due to adverse weather conditions which impacted the quality and timing of produce crops and the write-off of advances provided to foreign growers.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Energy
------
Energy sales and revenue of $259,400 and $631,300 for the three and nine months ended March 31, 2001, increased $22,300 (9%) and $123,600 (24%), respectively, as compared to the same periods in the prior year. Overall sales dollar variances from product volume decreased $3,200 (1%) during the three-month period and increased $6,700 (1%) during the nine-month period, respectively, as compared to the same periods in the prior year. Volume increases were experienced in the retail sales of heating oil and propane and wholesale sales of fuel oil in both the three- and nine- month periods as compared to the prior year, which are a result of colder weather in the Northeast in the current year. These volume increases were more than offset during the three-month period and partially offset in the nine months ended March 31, 2001, by decreases in gasoline volume. A combination of increased price competition at our gas stations and lower contracted commercial gasoline sales caused the volume declines over the prior year.

Overall sales dollar increases from product price increases in liquid products were $17,600 (7%) and $99,400 (20%) for the three and nine months ended March 31, 2001, respectively, as compared to the same periods in the prior year. The petroleum industry continued to experience significantly higher pricing of product in the three- and nine-month periods ended March 31, 2001, as compared to the prior year, primarily due to pressure on global supply of products. Additionally, sales increases in the three and nine months ended March 31, 2001, of $6,900 (85%) and $14,100 (101%), respectively, resulted from the continued sales growth in the electric and natural gas marketing business. Finally, continued growth of revenues in heating, ventilation and air-conditioning installation and service increased sales in the three and nine months ended March 31, 2001, by $1,000 (7%) and $3,400 (8%), respectively, as compared to the same periods in the prior year.

Energy pre-tax earnings of $22,400 and $28,400 for the three and nine months ended March 31, 2001, decreased $2,800 (11%) and increased $9,100 (47%), respectively, as compared to the same periods in the prior year. In the three- and nine-month periods, overall gross margin dollars on product sales decreased $400 (1%) and increased $11,500 (8%), respectively, over the same periods in the prior year and were driven by the product volume as discussed above. Pre-tax results were reduced by an increase in distribution costs of $1,600 (4%) for the three months and $2,800 (2%) for the nine months ended March 31, 2001, associated with increased volume of delivered products in these periods. Finally, during the third quarter, a drop of $600 was experienced in throughput revenues that were generated in the prior year from terminals that were sold at the end of the prior year.

Leasing
-------
Total revenue of $21,600 and $63,600 for the three- and nine-month periods ended March 31, 2001, increased $2,300 (12%) and $7,000 (12%), respectively, as compared to the same periods in the prior year. These increases were primarily due to a higher average investment in leases which was partially offset by a lower income rate on new and replacement leases. Telmark's average net investment in leases increased $76,700 (13%) in the three-month period and $78,400 (13%) in the nine-month period as compared to the same periods in the prior year.

Pre-tax earnings from operations of $6,300 and $15,300 for the three and nine months ended March 31, 2001, increased $400 (8%) and $1,100 (8%), respectively, as compared to the same periods in the prior year. The increase in pre-tax earnings is due primarily to the total revenue increases noted above, which were partially offset by an increase in total expenses of $2,000 (15%) for the three months and $6,000 (14%) for the nine months ended March 31, 2001, as compared to the same periods in the prior year. The increase in total expenses for both periods was substantially due to increased interest expense and increased selling, general and administrative (SGA) expense. The increase in interest expense is due to an increase in the amount of debt required to finance the increase in the lease portfolio as compared to the same periods in the prior year, along with higher interest rates on new and replacement debt. The increase in SGA expense is due to incentives, paid to certain employees relating to overall profitability, retention of business, and profitability of new business.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Insurance
---------
Insurance Group (Agway Insurance Company and Agway General Agency) net revenues of $6,900 and $21,100 for the three and nine months ended March 31, 2001, increased $300 (5%) and $500 (3%), respectively, as compared to the same periods in the prior year. These changes were experienced in net earned premiums of the Agway Insurance Company as sales initiatives caused the increase in net premiums.

Pre-tax loss of the Insurance Group of $600 and $100 for the three and nine months ended March 31, 2001, is compared to pre-tax earnings of $100 and $100, respectively, for the same periods in the prior year. The Insurance Company experienced a pre-tax loss of $600 and $100 for the three- and nine-months ended March 31, 2001. The major contributor to these losses was increased claims losses during the third quarter as compared to the same period in the prior year. Numerous roof collapses from the heavy winter snows in the Northeast and an above average number of farm fires were reported during the quarter. The Agway General Agency (Agency) experienced a pre-tax break-even position for the three and nine months ended March 31, 2001, which represents an increase of $100 and $400, respectively, for the same periods in the prior year. The improvements in pre-tax earnings for both periods was primarily due to lower expenses in the Agency.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash generated from operations and/or external borrowings are Agway's major ongoing sources of funds to finance capital improvements, business acquisitions, shareholder dividends, and a growing lease portfolio at Telmark. The following is a summary of net cash flows for the nine months ended:

                                                                     March 24,        March 25,         Increase
Net cash flows provided by (used in):                                  2001             2000           (Decrease)
-------------------------------------                             ---------------   -------------    ---------------
      Operating activities                                        $      45,533     $      6,137     $       39,396
      Investing activities                                              (51,765)         (79,689)            27,924
      Financing activities                                              (12,909)          73,552            (86,461)
                                                                  ---------------   -------------    ---------------
Net increase (decrease) in cash and equivalents                   $     (19,141)    $          0     $      (19,141)
                                                                  ===============   =============    ===============

Cash Flows Provided By Operating Activities
The increase in cash flows provided by operating activities for the nine months ended March 24, 2001, of $39,400 included a net earnings increase of $12,500 as compared to the same period in the prior year, the generation of cash flows from working capital of $8,500 compared to $1,000 for the same period in the prior year, and an increase in the net cash flows generated from discontinued operations of $15,500.

Cash Flows Used in Investing Activities
The net cash flows used in investing activities decreased in the first nine months of this year by $27,900 as compared to the first nine months of the prior year. Cash of $5,000 was used during the first half of the prior year for business acquisitions, while no business acquisitions occurred during the first nine months of the current year. Proceeds received from the sale of equipment were $4,000 greater than the prior year. In addition, a $11,900 decrease in the amount of cash used for the purchase of property, plant and equipment occurred through the first nine months of this year as compared to last year. These declines were the results of a decision by the Company to reduce capital spending in the current year. Leases originated in the prior year used $7,000 more of net cash than in the current year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------
Cash Flows Provided  By (Used In) Financing Activities
Financing activities for the nine months ended March 24, 2001, netted cash used of $12,900 compared to cash provided of $73,600 for the same period in the prior year. This $86,500 decrease in cash provided from financing was substantially from decreased short-term borrowings as a result of the changed requirements for cash for operations and investing activities.

The Company finances its operations and the operations of all its continuing business and subsidiaries, except Insurance and Telmark, through or in conjunction with Agway Financial Corporation (AFC). External sources of short-term financing for Agway and all its other continuing operations include a revolving credit line and letters of credit, as more fully described in Note 2, Borrowing Arrangements, to the condensed financial statements. As described above, Agway believes it will continue to have appropriate and adequate financing to meet its ongoing needs. Insurance is independently financed through operations and liquidity provided by its investment portfolio. Telmark's finance arrangements are also explained in Note 2.

Sources of longer-term financing include the following as of March 2001:

                                                                                 AFC
                                                                  Agway       (excluding
                                                                   Inc.         Telmark)      Telmark        Total
                                                                 ---------     ---------     ---------     ---------
Source of debt
Banks - due 4/01 to 4/04, interest at a weighted average
   rate of 6.8% with a range of 5.6% - 7.5% ................     $       0     $       0     $ 181,000     $ 181,000
Insurance companies - due 4/01 to 12/12, interest at a
   weighted average rate of 7.2% with a range of
   6.5% - 9.1% .............................................             0             0       159,000       159,000
Capital leases and other - due 2001 to 2018, interest at a
   weighted average rate of 9.3% with a range of 7.5% to 10%        11,256         1,744        98,922       111,922
                                                                 ---------     ---------     ---------     ---------
     Long-term debt ........................................        11,256         1,744       438,922       451,922
Subordinated  money  market  certificates  - due 10/01 to
     10/15, interest at a weighted average rate of 8.2%
       with a range of 4.5% - 9.8% .........................             0       436,361             0       436,361
Subordinated debentures - due 2001 to 2009, interest at a
   weighted average rate of 8.0% with a range of 6.0%
   to 9.0% .................................................             0         6,868        40,698        47,566
                                                                 ---------     ---------     ---------     ---------
     Total debt ............................................     $  11,256     $ 444,973     $ 479,620     $ 935,849
                                                                 =========     =========     =========     =========

For a further description of the Company's credit facilities available at March 24, 2001, see Note 2 to the Condensed Consolidated Financial Statements.

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

A sensitivity analysis has been prepared to estimate Agway's exposure to market risk of its commodity instrument positions as of March 2001 and 2000. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity positions is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices of the underlying commodities. This estimated loss in fair value of the commodity instruments does not reflect the offsetting impact of the market price changes to the underlying value of the commodities. As of March 2001 and 2000, assuming a 10% hypothetical adverse change in the underlying commodity price, the potential decrease in fair value of Agway's commodity instruments was as follows:

                                                          March
                                              -------------------------------
                                                  2001              2000
                                              -------------    --------------

Energy......................................  $         800    $          300
Country Products Group......................        *                 -
Agriculture.................................        *                 *
Grain Marketing (1).........................        -                 *

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

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
Agway filed reports on Form 8-K during the third quarter ended March 24, 2001 or prior to filing this Form 10-Q as follows:

1. On January 11, 2001 to announce a new process for nominating and electing Directors.

2. On March 1, 2001 to disclose that it had requested and received extensions from its existing banks through March 31, 2001 for its short-term lines of credit.

3. On March 30, 2001 to announce the establishment of new senior debt financing.


Exhibit 10.  Material Contracts
-------------------------------
a.     Credit Agreement
b.     Security Agreement
c.     Pledge Agreement
d.     Intellectual Property Security Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    AGWAY INC.
                                                   (Registrant)





Date     May 7, 2001                            /s/ PETER J. O'NEILL
      -----------------                -----------------------------------------
                                                   Peter J. O'Neill
                                                 Senior Vice President,
                                                    Finance & Control,
                                           (Principal Financial Officer and
                                                Chief Accounting Officer)