Form 10-Q/A
period 2001-03-24
AGWAY INC
filed 2001-05-09
CIK 2852

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

                                      INDEX

                                                                                                              PAGE NO.
                                                                                                              --------


PART II.   OTHER INFORMATION
--------   -----------------

           Item 6.  Exhibits and Reports on Form 8-K.............................................................  3

           SIGNATURES............................................................................................  3



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





Date     May 9, 2001                            /s/ PETER J. O'NEILL
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