Form 10-K405
period 2001-06-30
AGWAY INC
filed 2001-09-18
CIK 2852

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
  X   ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE
----
      ACT OF 1934
      For the fiscal year ended June 30, 2001
                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
      EXCHANGE ACT OF 1934
      For the transition period from         to
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

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                    X
                                 ------- ------
                                   Yes     No

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY DEFINITIVE PROXY OR INFORMATION
STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
                            ---
      STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF SEPTEMBER 14, 2001.

               Membership Common Stock, $25 Par Value - $2,434,750

      INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.
           CLASS                            OUTSTANDING AT SEPTEMBER 14, 2001
           -----                            ---------------------------------
     Membership Common Stock,
        $25 Par Value                               97,390 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FORM 10-K ANNUAL REPORT - 2001
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                              CROSS REFERENCE SHEET

                                                                                                                  Page
                                     PART I
Items 1 & 2.      Business and Properties
                      General......................................................................................   3
                      Agriculture..................................................................................   4
                      Country Products Group.......................................................................   5
                      Energy.......................................................................................   7
                      Leasing......................................................................................   8
                      Insurance....................................................................................   8
                      Discontinued Operations......................................................................   9
                      Human Resources..............................................................................   9
                      Administrative...............................................................................   9
                      Regulation...................................................................................   9
                      Stockholder Membership and Control of Agway..................................................  10
                      Retained Earnings............................................................................  11
                      Patronage Refunds............................................................................  11
Item 3.           Legal Proceedings................................................................................  12
Item 4.           Submission of Matters to a Vote of Security Holders..............................................  13

                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters........................  13
Item 6.           Selected Financial Data..........................................................................  13
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations............  14
Item 7a.          Quantitative and Qualitative Disclosures about Market Risk.......................................  29
Item 8.           Financial Statements and Supplementary Data......................................................  31
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............  74

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant...............................................  74
Item 11.          Executive Compensation...........................................................................  77
Item 12.          Security Ownership of Certain Beneficial Owners and Management...................................  80
Item 13.          Certain Relationships and Related Transactions...................................................  80

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................  81

                  Signatures.......................................................................................  90



                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


GENERAL

Agway Inc. was incorporated under the Delaware General Corporation Law in 1964 and is headquartered in DeWitt, New York. Agway is an agricultural cooperative directly engaged in manufacturing, processing, distribution and marketing of agricultural feed and agronomic products (seed, fertilizers, and chemicals) and services for its farmer-members and other customers, primarily in the northeastern United States and Ohio. In addition, Agway is involved in repackaging and marketing produce and processing and marketing sunflower seeds. Agway, through certain of its subsidiaries, is involved in the distribution of petroleum products; the installation and servicing of heating, ventilation, and air-conditioning equipment; lease financing; the underwriting and sale of certain types of property and casualty insurance; and the sale of health insurance. In this Form 10-K, unless otherwise indicated, the "Company," "Agway," "we," or "our" refer to Agway Inc. and its subsidiaries.

Operating as a cooperative, Agway is eligible to pay patronage refunds to its members and "contract patrons" from earnings on sales of patronage eligible products and services. For income tax purposes, Agway is subject to corporate income tax at applicable tax rates on all taxable income remaining after deductions for patronage refunds, if paid.

Agway reports its operations principally in five business segments: Agriculture, Country Products Group, Energy, Leasing, and Insurance. As one of the largest agricultural cooperatives in the United States, Agway deals in a wide variety of product lines and market segments. Many of its high-volume products are sold in highly competitive markets where product differentiation is difficult to achieve. Agway strives to distinguish itself through superior customer service, product selection, and product knowledge. In June 2000, Agway discontinued its retail services business. These operations are therefore reflected separately as discontinued operations in this Form 10-K. See the Discontinued Operations section of Business and Properties and Note 14 to the financial statements for further details.

Prior to July 1, 2001, Agway Financial Corporation (AFC), a Delaware corporation incorporated in 1986 with principal executive offices located in Wilmington, Delaware, was a wholly owned subsidiary of Agway. AFC's principal business activities consisted of securing financing through bank borrowings and public issuance of corporate debt instruments, principally in the form of Subordinated Money Market Certificates (the Debt Securities), to provide funds for general corporate purposes to Agway and AFC's wholly owned subsidiary, Agway Holdings Inc. (AHI), and AHI's subsidiaries. Major holdings of AHI included Agway Energy Products LLC and Agway Energy Services Inc. (Energy), Telmark LLC and its subsidiaries (Leasing), and Agway Insurance Company and Agway General Agency Inc. (Insurance) through June 30, 2001. In exemptive relief granted pursuant to a "no action letter" issued by the staff of the SEC, AFC did not file periodic reports with the SEC for itself but did report summarized financial information in Agway's financial statement footnotes. Leasing and Insurance finance their activities through their own operations or with a combination of their own short- and long-term credit facilities. Telmark's debt is not guaranteed by Agway.

Effective July 1, 2001, we simplified the Agway corporate structure by merging AFC and AHI into Agway Inc. The more complex structure was no longer necessary due to changed circumstances related to Agway's financing. Additionally, Agway Inc. assumed all the assets and liabilities of AFC and AHI and assumed the direct responsibility of securing financing, as described above. In connection with the assumption by Agway of the obligations under the Debt Securities, AFC, Agway and The Chase Manhattan Bank, a New York banking corporation (the Trustee), entered into a Supplemental Indenture dated as of July 1, 2001 which provides for the assumption by Agway of all rights, responsibilities and obligations of AFC under existing indentures and the Debt Securities to which they relate.

Also effective July 1, 2001, Agway, as the sole member of Milford Fertilizer Company LLC, a Delaware limited liability company (Milford), merged Milford with and into Agway Inc. As a result of this merger, Agway Inc. has assumed all of the assets and liabilities of Milford. The Mergers are not expected to result in a material change in the consolidated financial position or results of operations of Agway.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


AGRICULTURE

Agriculture, since 1995, has been comprised principally of five geographically-based enterprise units. Each unit was responsible for management, operations, sales, billing, and customer service within its geographic markets. The agricultural business is focused on animal feed, agronomy, and farm services to farmers in their specific geographic markets. As part of the Agriculture realignment (as described below), the segment is transitioning from the enterprise unit basis of operations to a line of business structure that creates a separate Feed and Nutrition and an Agronomy Divisions.

FEED AND NUTRITION: The Feed and Nutrition Division, as realigned, operates 15 feed mills and 4 grind and mix facilities, principally in New York and Pennsylvania. These operations manufacture livestock and poultry feeds under Agway formulae. Products are sold primarily through an Agway sales force, which actively calls on farmer-customers and responds to customer inquiries. Agway believes that production capacity of animal feeds will be sufficient to meet market needs of the Feed and Nutrition Division.

The Feed operations have built or have under construction four farms, which, on a contract basis for farmers, custom raise heifers in an environment that is designed to result in those heifers testing free of specific pathogens (TSPF(TM)
- tested-specific pathogen free) with the ultimate goal of increasing the productivity levels of such heifers. The facilities are in Elba, Easton, and Hopkinton, New York, and Newburg, Pennsylvania.

AGRONOMY: The Agronomy Division, as realigned, operates 72 agronomic blending plants and storage facilities. These operations manufacture, process, and procure fertilizer and other crop-related products to be sold as direct shipments to farmer-customers, farmer-dealers, non-farmer customers, and wholesale accounts. The fertilizer operation in East Berlin, Pennsylvania, manufactures yard and garden fertilizers sold to dealers and distributors on the East Coast. At East Liverpool, Ohio, we have fertilizer grading equipment which processes fertilizer we sell to other commercial customers. Agronomy purchases the majority of its fertilizer from CF Industries, Inc., an agricultural cooperative of which Agway is a member and is eligible for patronage refunds. Agway has a significant investment in CF Industries.

Other crop-related products sold primarily for farm use include plant nutrients, lime, crop protectants, and various seed products. The Agronomy operation is seasonal in nature, with the majority of sales and demand on working capital generated at the beginning of a growing season, which in the Northeast is late winter and spring. Agriculture's seed operations produce, import, and market, primarily for commercial use, agricultural, vegetable, and turf seeds through facilities located in Hall, New York, and Elizabethtown, Emmaus, Mifflinburg, and York, Pennsylvania. Agway believes that production capacity of agronomy products will be sufficient to meet the market needs of the Agronomy Division.

The Agronomy operation also has direct marketing operations involved in the processing, bulk storage, and retail and wholesale sales of seeds and bulk storage and wholesale sales of fertilizer products. Additional sales are generated from Brubaker Agronomic Consulting Services, LLC, an agricultural consulting firm specializing in crop, turf, natural resources, engineering and nutrient management plans.

RESEARCH AND DEVELOPMENT: The Feed and Nutrition and Agronomy Divisions each conduct research pertinent to their markets. During the years ended June 2001, 2000 and 1999, net expenditures of $200, $2,400 and $1,300, respectively, were incurred by Agriculture on agricultural research activities.

COMPETITION: The Feed operations are one of the largest suppliers based on sales volume in the northeastern United States (Source: Feed Management). Competition exists with large national and regional feed manufacturers as well as with local independent mills. The market position held by Agway in the feed business is significant, resulting from performance, quality of its products, an established manufacturing and distribution system, and a knowledgeable work force.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


AGRICULTURE (CONTINUED)

In Agronomy operations, our fertilizer, plant nutrient, seed, crop protectant, and lime products compete in the commercial farm market. Although there are substantial regional variations in market share, our competitive position is strong in the commercial farm market. Competition varies significantly by product line and consists of independent dealers and several nationally integrated corporations. We compete on the basis of technical expertise and field application services, product performance, crop management practices developed by Agway, and expert assistance to the farmer in making crop management decisions.

AGRICULTURE REALIGNMENT: On December 7, 2000, the Agway Board of Directors approved a plan to realign the Agriculture segment of Agway's business (the Agriculture Plan). The Agriculture Plan is intended to realign the Agriculture segment with the continuing concentration of farming and our member farmers in the northeastern United States and to convert the segment's historic operating losses to profits by fiscal 2003. The Agriculture Plan calls for the formation of a Feed and Nutrition Division and an Agronomy Division that are being structured to enable Agway to act as a wholesaler of its agricultural products in its traditional marketplace and as a retailer of its agricultural products in select markets. In addition to establishing the management and systems support structures, this realignment involves the conversion of some existing Agway-owned facilities to dealer operations, as well as the sale or closing of some existing Agway-owned facilities. As of June 30, 2001, the management structure is in place, and the realignment is in process. It is expected the system support conversion, and the majority of the facility conversions and closings, will be substantially completed on or about September 30, 2001. Sale of closed facilities is estimated to take place through June 2002. Approximately 4 feed mills, 9 feed storage facilities, 24 crop facilities, 1 fertilizer terminal, and 13 farm stores and farm centers have been or are expected to be closed and/or sold under the Agriculture Plan. Additionally, 6 crop facilities and 3 farm stores and farm centers are expected to be converted to dealer operations.

COUNTRY PRODUCTS GROUP

Agway's Country Products Group (CPG) is organized into three divisions: The Produce Group, The Business Group, and The Investment Group. Agway believes that all operations of CPG have sufficient capacity to meet their operating requirements.

THE PRODUCE GROUP: The Produce Group (generally  marketed under the name Country
Best) operates a network of seventeen offices/facilities. Facilities in DeWitt, Elba, Sterling and Chittenango, NY; Winder, Georgia; and Plant City, Florida specialize in sizing and packing potatoes, onions and corn into consumer packages for sale to grocery store and food service outlets. A second facility in Plant City, Florida specializes in handling and selling fresh strawberries and other vegetables primarily from Florida. There are three farmers' market locations (Forest Park, Georgia; and Tampa and Plant City, Florida) which sell a wide variety of produce to food service distributors and grocery store outlets. Produce brokerage locations operate out of Calverton, New York; Pompano, Florida; and Idaho Falls, Idaho; and market a wide variety of produce across the United States. Truck brokerage offices are located in Salina, Oklahoma, and Presque Isle, Maine; and a seed and tablestock potato marketing office is also located in Presque Isle, Maine. The full-line produce operation in Donna, Texas, was shut down in July 2001, due to unsatisfactory financial performance.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


COUNTRY PRODUCTS GROUP (CONTINUED)

THE BUSINESS GROUP: The Business Group consists of operations involved in commodity processing and repack operations, and manufacturing of bags. The commodity processing and repack operations purchase certain commodities produced by Agway farmer-members and other farmers and conduct processing and repacking operations as well as marketing, sales, and distribution of the end products. Principal commodities processed, sold, and distributed include human edible sunflower seed and bird food. Sunflower processing and storage facilities, located at Grandin, North Dakota, produce and market human edible sunflower seed, hulled millet, wild bird food, and related products. The multi-walled bag printing and manufacturing plant, located in Wapakoneta, Ohio, supplies bags used by internal Agway operations and external customers, including Pro-Pet LLC (Pro-Pet) and Buckeye Feed Mills, Inc. (Buckeye Feeds). CPG has a minority investment in Pro-Pet, a pet food manufacturer. During 2001, Agway sold an indirect investment in Buckeye Feeds, an animal feed company. Also, during 2001, Agway decided to exit the bean operations which historically processed, sold, and distributed soybeans and edible dry beans. The soybean and edible dry bean processing plants, located at Caledonia and Geneva, New York, are now for sale.

THE INVESTMENT GROUP: The Investment Group has invested in several businesses involved in new technologies to benefit agricultural and food businesses.

CPG Nutrients, a division of CPG, headquartered in DeWitt, New York, is exploring opportunities to apply new technologies within the agricultural industry and, where feasible and practical, to introduce those products and market them to national and international agricultural customers. A facility in Kittanning, Pennsylvania, is providing daily production of an animal feed product, OptigenTM 1200, a controlled release nitrogen source.

Agway CPG Technologies International (CPG Technologies), headquartered in DeWitt, New York, invests in post- harvest technologies such as Fresh Seal(TM), a innovative product used for the preservation of fruits and vegetables.

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

CPG, through Agway, currently owns approximately 33% (3,000,000 shares) of the outstanding common stock of Planet Polymer Technologies Inc. (Planet), located in San Diego, California. On July 18, 2001, Planet's common stock was delisted from the Nasdaq small cap stock market due to non-compliance with Nasdaq net tangible assets and minimum bid pricing requirements.

In November 1998, Planet granted Agway an exclusive worldwide license to all current and future products that utilize Planet's polymer coating technology for agricultural and food-related purposes (other than products already covered by existing agreements). In March 2000, Agway and Planet entered into sub-license agreements defining sales royalties due Planet with respect to Planet's patented/patent pending coatings and/or polymer systems sold for use in animal feed products and on fruits, vegetables, floral and nursery items. In November 2000, Agway purchased rights to the Planet patents that are used in animal feed products and on fruits, vegetables, floral, and nursery items. For these rights, Agway agreed to (1) pay $250 in cash, (2) continue the sales royalties due Planet as defined in the sub-license agreement existing prior to the purchase of these patent rights, and (3) sell back to Planet the exclusive worldwide license to all current and future products that utilize this polymer coating technology for uses other than agricultural and food-related purposes for $150.

RESEARCH AND DEVELOPMENT: During the years ended June 2001, 2000 and 1999, expenditures of $300, $500 and $300, respectively, were incurred by The Investment Group on research and development activities.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


COUNTRY PRODUCTS GROUP (CONTINUED)

COMPETITION: CPG competes with a large number of firms of all sizes and types in most of its product categories. The principal factors of competition in these operations are product quality, efficiencies in product distribution, concentration in selected markets, technology and current market pricing. In the Produce Group and in the bag printing and manufacturing product lines of the Business Group, CPG does not occupy a major position in national markets. In the Business Group, the bird food products are primarily marketed to the dealer system of other cooperatives, and compete based on product quality. The human edible sunflower seed and hulled millet are marketed internationally and compete on the basis of product variety and quality.

In the Investment Group, CPG Nutrients has no direct competitors in the market for controlled-release nitrogen products in the animal feed area, so competition will come from indirect sources. CPG Nutrients competes on the basis of a new technology bringing improved product quality and performance over existing technologies. As new products are developed, competitive factors may change. CPG Technologies' competition comes from several types of coating companies and producers of similar products, some of which are much larger than CPG Technologies and have had a long history in the industry. Produce coatings of waxes, shellacs, anti-oxidants, modified atmosphere films, and new coating developments, as well as products such as controlled atmosphere containers, film liners, and wax boxes, all compete in the market for specialized coatings and films. We compete on the basis of a new technology bringing improved product quality and performance over existing technologies.

ENERGY

Agway Energy Products LLC (AEP), a wholly owned Delaware limited liability company, is a full-service energy solutions provider to residential, farm, and commercial customers principally in New York, Pennsylvania, New Jersey, and Vermont. AEP is engaged in the sale and delivery of fuel oil, kerosene, propane, gasoline and diesel fuel (both delivered direct to users and distributed through AEP's service stations), as well as the re-marketing of natural gas and electricity where deregulation makes that possible. AEP serves the majority of its customer base by providing home comfort, particularly in the area of heating, ventilation, and air conditioning (HVAC) equipment and fuels to power these systems. AEP installs and services all types of whole-house warm and cool air systems (furnaces, boilers, air conditioners), air cleaners, humidifiers, de-humidifiers, hearth products, space heaters, room air conditioners, and water systems. Services such as duct cleaning, air balancing, and energy audits are also offered. A product emphasis on oil and propane heating fuels creates seasonal increases in sales and working capital requirements in the fall and winter months. All products are purchased from numerous suppliers or through open-market purchases.

During 2001, AEP owned and operated, within its geographic territory, 95 distribution and sales centers. AEP also distributes products through approximately 80 distributors and resellers. Agway believes that these facilities are sufficient to meet the current operating requirements of the business. In June 2000, AEP sold 6 of its 7 terminals to Buckeye Partners, L.P. (Buckeye). The sale of the terminals is part of AEP's strategy to focus on growing its retail energy marketing business, and is not expected to have a negative impact on AEP customers or its operations. An agreement with Buckeye allows AEP to utilize these terminal facilities for storage as part of its distribution network.

COMPETITION: The fuel oil, propane, HVAC, and power fuel industries in which AEP competes are generally fragmented and consist of a large number of small businesses. Some consolidation in fuel oil, propane, and HVAC has created a number of larger competitors in these industries. Power fuel competition includes major oil companies as well as smaller, independent businesses. Also, several large, fully-integrated competitors have emerged offering a similar range of home comfort products and services. These competitors have evolved from utility companies in the face of deregulation and the corresponding threat to their traditionally captive customer base.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


LEASING

Telmark LLC (Telmark), a wholly owned Delaware limited liability company, and Telmark's consolidated subsidiaries finance equipment, buildings, and vehicles to farmers and other customers in rural communities. Telmark employs a captive sales force as its primary distribution system in most of the continental United States. Telmark offers financing in the continental United States through its Telmark Express program. Telmark also transacts business in Canada through a separate subsidiary, Telease Financial Services, Ltd. (TFS). TFS is a Canadian corporation which enters into certain lease transactions with Canadian customers. On September 14, 2001, Agway pledged its membership interest in Telmark as additional collateral to secure Agway's obligations under its Credit Agreement with lenders. In the event Agway defaults on its obligations under this Credit Agreement, Agway lenders could choose among the remedies available to them, including the right to foreclose on the Telmark membership interest pledged as security, which would result in a change in control of Telmark.

As of June 2001, Telmark had approximately $668,300 of leases outstanding with persons other than Agway and its subsidiaries, net of unearned interest and finance charges of approximately $264,900. Telmark finances its operations and lease portfolio growth through earnings and borrowings under its lines of credit, private placements of debt with institutional investors, lease securitizations, or sales of debentures to the public. As a result of Telmark issuing subordinated debentures to the public, it files its own periodic reports with the SEC pursuant to the Securities Exchange Act of 1934.

COMPETITION: Telmark competes with finance affiliates of equipment manufacturers, agricultural financial institutions, other independent finance and leasing companies, and commercial banks. Many of these organizations have substantial financial and other resources and, as a consequence, are able to compete on a long-term basis within the market segment which Telmark serves.

INSURANCE

Agway Insurance Company (Insurance), a wholly owned New York property and casualty insurance company, is authorized to write insurance as specified in the New York Insurance Law, Sections 1113 and 4102(c), and currently writes insurance in 10 eastern states from the Insurance headquarters in DeWitt, New York. Lines of insurance sold include farmowners, homeowners, farm commercial and personal auto liability and physical damage, and miscellaneous commercial policies that support the agricultural marketplace. Agway General Agency Inc. (Agency) markets medical, long-term care, life and other products designed by non-affiliated companies for the agricultural marketplace. In addition, Agency provides administrative management services to Agway business units including claims, risk, facilities, data processing and payroll/benefits management.

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

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


DISCONTINUED OPERATIONS

In fiscal 2000, the former Agway retail services business consisted of two major components, a retail store distribution system and a wholesale procurement and supply system. In the second quarter of fiscal 2000, the Agway Board of Directors approved a plan to restructure the retail store distribution system. This plan called for the sale or closure of the 227 Agway retail properties. In the spring of 2000, the Agway Board of Directors authorized the sale of the wholesale procurement and supply system to Southern States Cooperative, Inc. An agreement for this sale was executed on June 20, 2000 and closed on July 31, 2000. The sale of the wholesale procurement and supply system, when combined with the sale and closure of the Agway-owned or operated retail stores, constituted a plan to discontinue operations of the retail services business. For financial reporting purposes, the measurement date upon which this discontinued operation plan became effective was June 20, 2000. Operating results of the retail services business, including restructuring activity which took place through that date, are included in the operating loss from discontinued operations in the financial statements for the year ended June 2000. The anticipated gains and losses after June 20, 2000 from the future anticipated sale of the wholesale procurement and supply system, which was consummated on July 31, 2000, and the sale or closure of the remaining Agway-owned or operated retail store properties, as well as the results of their future operations through the anticipated dates of sale, are included in the loss on disposal of the retail services business in the June 2000 statement of operations. Prior year financial results reflect the retail services business as a discontinued operation.

During fiscal 2000 and 2001, the plan to discontinue the operations of the retail services business was executed. As of June 30, 2001, a total net asset of discontinued operations of $5,414 remains, as detailed in Note 14 to the financial statements, and no adjustments to the estimated net loss on disposal of discontinued operations established as of the June 20, 2000, measurement date was required.

HUMAN RESOURCES

As of June 30, 2001, Agway and its subsidiaries employed approximately 4,700 people, 700 of whom were part-time. This represents a decrease of 900 people from 5,600 employees as of June 24, 2000, of whom 600 were part-time. The decrease is substantially due to the discontinuation of the former retail services business and to the Agriculture Plan realignment. There are approximately 120 employees represented by two different unions with seven existing union contracts. We enjoy satisfactory relations with both our union and nonunion employees as a result of competitive wage and benefit programs.

ADMINISTRATIVE

Our principal administrative office is located at 333 Butternut Drive in DeWitt, New York. It occupies approximately 180,000 square feet under terms of a lease with 6 remaining years with two 10-year renewal options. Agway believes that the combination of its principal administrative office and other satellite business unit locations are sufficient for its operations.

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

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


REGULATION (CONTINUED)

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

STOCKHOLDER MEMBERSHIP AND CONTROL OF AGWAY

Agway members are farmers or cooperative organizations of farmers who hold one share of Agway's Membership Common Stock and who purchase farm supplies or farm services or market farm products through Agway or authorized dealers. Currently, there are approximately 69,000 members. Each share of Membership Common Stock is entitled to one vote for the election of directors and for other corporate actions.

The Membership Common Stock, $25 par value, is held only by active Agway members. Ownership of Membership Common Stock is different from ownership of common stock in typical business corporations because Agway is an agricultural cooperative. Membership Common Stock may only be purchased by persons who qualify as Agway members and is transferrable only with Agway's consent. Membership Common Stock indicates membership in Agway rather than indicating a significant equity interest in Agway. A holder of Membership Common Stock is limited to the $25 par value of the security, plus dividends declared and unpaid, if any, for the current year. Dividends are limited to 8% of the par value of Membership Common Stock and may be declared at the discretion of the Agway Board of Directors each fiscal year. The residual equity in the net assets of Agway is held for the benefit of past and present member-patrons of Agway.

Agway also has preferred stock. Four different series of Cumulative Preferred Stock (Series A, Series B, Series B-1 and Series C), $100 par value, are held by Agway members, the Agway Inc. Employees' 40l(k) Thrift Investment Plan and the general public. In addition, non-cumulative Honorary Member Preferred Stock (Series HM), $25 par value, is held only by former Agway members (see Note 12 of the financial statements for further details of preferred stock).

The Board of Directors controls the affairs and business of Agway. All stockholder actions, except as otherwise provided by law, including the election of directors, are determined by the vote of Agway members present by proxy (another person authorized by the member to vote) or in person at the annual meeting (or special meetings) of members. There are presently 14 directors on the Board of Directors, all of whom are members. Effective October 2001, there will be 17 directors on the Board of Directors, at least 14 of whom shall be members, up to two of whom shall be other directors who are not required to be members, and the chief executive officer of the Company. Members elect directors each year at the annual meeting to fill new seats or vacancies resulting from the expiration of the terms of certain directors. Once elected, a director holds office for a term of 3 years.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


STOCKHOLDER MEMBERSHIP AND CONTROL OF AGWAY (CONTINUED)

Agway announced a new process for nominating and electing Directors which takes effect for the Cooperative's 2001 Director elections to be held in October 2001:

o Three geographic Nomination Regions have replaced the fifteen Nomination Districts that comprise Agway's membership.

o Director Nominating Forums established in each region identified and recommended Member Director candidates.

o Every Agway member has the opportunity to participate on an annual basis in the Director Nominating Forums, with special emphasis placed on engaging those members who represent the majority of Agway's patronage volume.

o In October 2001, two outside Directors and Agway's CEO will be added to the Board, while over the next two years, the number of Member Directors will be reduced from 14 to 12.

RETAINED EARNINGS

Retained Earnings (also sometimes referred to as retained margins) are held for the benefit of past and present Agway members. Retained Earnings are all net earnings (gross receipts reduced by all operating expenses) of Agway remaining after payment of income taxes, dividends on issued and outstanding stock, patronage refunds, and all net earnings from the business activities of predecessors in interest (companies who were acquired by or merged into Agway), kept as reasonable reserves. Retained Earnings consist of :

(1) The portion of Member Earnings (net earnings based only on purchases by members) undistributed to members.

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

PATRONAGE REFUNDS

The By-laws of Agway provide that, after the end of each fiscal year, an amount equal to the earnings, if any, realized on a tax basis by Agway after deduction for reasonable reserves for future operating expenses and amounts paid or set aside for payment of income taxes and dividends on issued and outstanding stock of Agway may be paid as patronage refunds in cash. The total amount of patronage refunds paid must not exceed the total earnings attributable to the sale of farm supplies by Agway to members during the fiscal year. These patronage refunds are based on sales of feed, agronomic products, and selected eligible farm supplies to members for the fiscal year. Each member's total patronage refund is based on the proportion of his/her purchases of farm supplies made from Agway during the fiscal year, to the total farm supply purchases made by all members in such year. No patronage refunds are payable with respect to the purchase of services for the marketing of farm products through Agway, unless specified in a contract between the member and Agway.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


PATRONAGE REFUNDS (CONTINUED)

The By-laws of Agway also allow the Board of Directors to authorize the payment of patronage refunds to certain contract patrons. Contract patrons are persons or businesses, other than members, who purchase eligible farm supplies from Agway. Payment of patronage refunds to contract patrons must be made on the same terms and conditions as those specified above for members. Examples of contract patrons may be certain departments or agencies of governments, and charitable, religious or educational institutions that use or produce farm supplies. Business with contract patrons currently represents less than 1% of Agway's annual sales volume.

ITEM 3.  LEGAL PROCEEDINGS
Agway and its subsidiaries are not involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business except the following:

On May 5, 2000, approximately 90 North Dakota farmers (Jorgenson, et al. v. Agway Inc.) filed a Complaint against Agway Inc. in the U.S. District Court, District of North Dakota, Southeastern Division, alleging that they bought and planted a variety of confection sunflower seed during the spring of 1999 from Agway Inc. which was defective. The farmers allege that as a result of the defective seed, they are entitled to monetary damages in the amount of approximately $2,900. In addition, upon referral from the U.S. District Court, the North Dakota Supreme Court ruled in May 2001 that the farmers may proceed with their claims that Agway Inc. is liable under the North Dakota Consumer Fraud Act (Act). Possible remedies under the Act include treble damages and attorneys' fees. The lawsuit is still in the preliminary stages. Agway Inc. has denied and is vigorously contesting the farmers' allegations. While we do not anticipate any material adjustments to our financial statements from these claims, it is not possible at this time to determine what the ultimate outcome of these claims will be.

In August 1994, the Environmental Protection Agency (EPA) notified Motor Transportation Services, Inc. (MTS), a dissolved wholly owned subsidiary of AHI, that the EPA has reason to believe that MTS is a potentially responsible party
(PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) at the Rosen Site, Cortland, New York. The EPA requested that MTS and other PRPs participate in the ongoing Remedial Investigation/Feasibility Study (RI/FS) for the Rosen Site. In March 1998, the EPA issued a unilateral administrative order to the PRPs, including Agway and MTS, for a removal action at the Rosen Site. Agway and MTS have notified the EPA that they will comply with the order by cooperating with the other PRPs to assure that the removal action is performed. In addition, Agway and MTS have offered to cooperate with the other PRPs in performing a Remedial Design/Remedial Action (RD/RA) for the site in accordance with the Record of Decision (ROD) issued by the EPA and a Consent Decree was entered by the Court in May 1999. In a related matter, other PRPs at the Rosen Site, Cooper Industries, Inc., et al., filed a complaint under CERCLA against Agway, MTS and other alleged PRPs at the Rosen Site in the U.S. District Court, Northern District of New York, in June 1992, seeking reimbursement for the cost of the ongoing RI/FS. In January 2001, the parties agreed to a voluntary dismissal of this lawsuit. Agway currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

In August 1995, the EPA notified Agway that the EPA has reason to believe that Agway is a PRP under CERCLA at the Tri-Cities Barrel site, Port Crane, New York. In June 1997, the cooperating PRPs agreed upon an allocation of responsibility for past and future investigation and remediation costs. In March 2000, the EPA issued the Record of Decision (ROD) for the Remedial Design/Remedial Action (RD/RA) for the site. The EPA has requested that Agway and the other PRPs participate in the RD/RA. A group of cooperating PRPs, including Agway, negotiated a Consent Decree with the EPA to perform the RD/RA. The Consent Decree was filed with the U.S. District Court, Northern District of New York, in April 2001 and was approved by the Court in August 2001. Based on the agreed upon allocation and the cost estimates for the site, Agway has accrued its best estimate for any additional costs at the site.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders for the three months ended June 2001.

                                     PART II

ITEM 5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND RELATED STOCKHOLDER
         MATTERS

(a)   Principal Market:
      There is no market for the equity securities of Agway other than through its current practice of repurchasing outstanding securities at par ($25) whenever registered holders thereof elect to tender them for redemption.
(b)   Approximate Numbers of Holders of Common Stock:
      The number of holders of record of Agway's Common Stock, as of September 14, 2001, is 97,390, of which 28,607 shares have been called for those holders no longer meeting the membership eligibility requirements as identified in Section 2.1(a) in the By-Laws of Agway Inc.
(c)   Dividends Paid:
      An annual 6% dividend, or $1.50 per share, was paid on Agway's Common Stock in 2001 and 2000.
(d) Limitations on Ownership and Availability of Net Earnings to Membership Common Stockholders:
      Refer to Stockholder Membership and Control of Agway and Patronage Refunds under Business and Properties (Items 1 and 2).

ITEM 6.  SELECTED FINANCIAL DATA

The following Selected Financial Data of Agway and Consolidated Subsidiaries has been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, independent certified public accountants, whose report for the three years ended June 2001 is included elsewhere in the Form 10-K, and should be read in conjunction with the full consolidated financial statements of Agway and notes thereto.

                                             (In Thousands of Dollars Except Per Share Amounts)
                                ---------------------------------------------------------------------------------------
                                                               Years Ended
                                ---------------------------------------------------------------------------------------
                                   June 2001         June 2000          June 1999        June 1998          June 1997
                                --------------     -------------     --------------    --------------    --------------
Net sales and revenues........  $   1,548,314      $  1,357,999      $   1,160,278     $   1,236,976     $   1,325,787
Earnings from continuing
    operations................  $      (7,870)     $      6,152      $      12,941     $      16,016     $       8,499
Net earnings (loss)(1)(2)(3)..  $      (8,927)     $     (9,377)     $       1,795     $      41,145     $      10,670
Total assets..................  $   1,599,905      $  1,578,129      $   1,437,172     $   1,380,891     $   1,261,763
Total long-term debt .........  $     418,689      $    417,889      $     371,972     $     352,188     $     329,969
Total subordinated debt.......  $     488,110      $    474,874      $     486,303     $     462,196     $     438,127
Cash dividends per share
    of common stock ..........  $        1.50      $       1.50      $        1.50     $        1.50     $        1.50


(1) Effective July 1, 1997, Agway changed its method of determining the market-related value of its plan assets under Statement of Financial Accounting Standards (SFAS) No. 87, "Accounting for Pensions." A cumulative effect adjustment, net of tax, of $28,956 increased net earnings in 1998.

(2) The data reflects after-tax loss on disposal and loss from the discontinued retail services business of $0, $15,529, $11,146 and $3,827 for 2001, 2000,
    1999 and 1998, respectively. The 1997 data reflects after-tax earnings of $2,172 from discontinued retail services business (see Note 14 of the financial statements for details of discontinued operations).

(3) Effective June 25, 2000, Agway changed its method of determining the value of derivative instruments under Statement of Financial Accounting Standards
    (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." A cumulative effect adjustment, net of tax of $1,057, decreased net earnings in 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

The following discussion refers to Agway Inc. and Consolidated Subsidiaries and should be read in conjunction with Selected Financial Data (Item 6) and the Consolidated Financial Statements of Agway and Notes thereto (Item 8), specifically Financial Information Concerning Segment Reporting (Note 13) and Discontinued Operations (Note 14). The purpose of this discussion is to outline the most significant factors having an impact upon the results of operations, the liquidity, and the capital resources of the Company for each of the three fiscal years in the period ended June 2001. Agway reports its operations principally in five business segments: Agriculture, Country Products Group, Energy, Leasing, and Insurance. The consolidated results for all periods discussed reflect the former Agway retail services business as a discontinued operation.

Agway's net sales and revenues and operating results are significantly impacted by seasonal fluctuations due to the nature of its operations and the geographic location of its service area, which is primarily the northeastern United States. Agriculture net sales and revenues are traditionally higher in the spring as customers acquire products to initiate the growing season. Energy generally realizes significantly higher net sales and revenues in the winter months due to the higher product demand from cold winter conditions. Energy net sales and revenues do not include product excise taxes. The prior years net sales and revenues have been reclassified to conform with the current year presentation. Country Products Group, Leasing, and Insurance are not materially impacted by seasonal fluctuations.

Amounts in the following narrative have been rounded to the nearest hundred thousand.

RESULTS OF OPERATIONS - 2001 COMPARED WITH 2000

CONSOLIDATED RESULTS

Agway's net loss of $8,900 for 2001 reflects a decrease in net loss of $500 (5%) from a net loss of $9,400 in 2000. The net loss is reported separately as continuing and discontinued operations. The net loss from continuing operations of $7,900 in 2001 represents a decrease in earnings of $14,000 from net earnings from continuing operations of $6,100 in 2000. The net loss from discontinued operations was $0 in 2001, as compared to a net loss of $15,500 in 2000, as no adjustment to the estimated net loss on disposal of discontinued operations established as of the June 20, 2000, measurement date was required. Finally, the cumulative effect of an accounting change resulted in a net loss of $1,000 in 2001.

The $14,000 decrease in earnings from continuing operations is made up of a $26,700 decrease in pre-tax earnings offset by a $12,700 decrease in tax expense. The decrease in pre-tax earnings consists of operating improvements in certain business operations of $15,800 (see business segment discussion below) that were offset by $14,400 in operating losses and costs associated with the realignment and/or shutdown and exit from certain business activities in our Agriculture ($5,500) and Country Products Group ($8,900) segments. Gains in fiscal 2000 of $17,900 from the sale of 6 Energy pipeline terminal storage facilities ($12,900) and a negotiated settlement of prior years' cost ($5,000) in Agriculture's operations were unique to that year and were not repeated in 2001. Finally, corporate costs increased $10,200, substantially due to higher interest costs from higher average debt balances combined with a slightly higher average interest rate during 2001 as compared to 2000. Additionally, a decline in the amount of pension income recognized in continuing operations occurred during 2001 due to the transition asset being fully amortized during 2000.

Consolidated net sales and revenues from continuing operations of $1,548,300 increased $190,300 (14%) compared to $1,358,000 in 2000. The increase was substantially the result of increased sales in the Energy segment. The increase in Energy was principally due to increases in the cost of petroleum products over the prior year combined with an increase in volume. Sales also increased in 2001 from increased sales from Energy's heating, ventilation and air-conditioning installation and service sales and growth in electric and natural gas marketing sales; an increase in lease revenues at Telmark; an increase in CPG's continuing produce operations; and increases in Agriculture's agronomy and heifer rearing services. These improvements were partially offset by sales declines in Agriculture's Feed operations, substantially due to the result of the planned exiting from the direct marketing of grains. An additional decline in sales was experienced in CPG's sunflower operation, the result of a poor sunflower seed crop that impacted

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


CONSOLIDATED RESULTS (CONTINUED)

sunflower seed product sales in the first quarter of 2001, and for the remainder of the year, the result of a combination of lower product demand, low commodity pricing, and international pricing competition.

Consolidated operating expenses from continuing operations of $1,527,400 in 2001 increased $187,300 (14%) compared to $1,340,100 in 2000. The increase in operating expense was substantially due to increased cost of products and plant operations of $168,200 (15%) substantially from the increase in Energy's product costs noted above and increased selling, general and administrative activities of $13,400 (10%), principally in CPG, Telmark, and Corporate.

Net interest expense from continuing operations of $37,600 increased $7,000 (23%) in 2001 as compared to $30,600 in 2000. Average borrowing levels were higher in 2001 as compared to 2000, the average interest rate increased slightly, and debt fees were higher in 2001 as compared to 2000, which drove the increase in interest expense.

Other income, net, from continuing operations of $3,000 decreased $22,700 (88%) in 2001 as compared to $25,700 in 2000. Total impairment losses recorded in 2001 totaled $4,400 as compared to $0 in 2000. Additionally, other income in 2000 included a $12,900 gain from the sale of six Energy pipeline terminal storage facilities and $5,000 from a negotiated settlement in Agriculture of amounts due the Company on claims from prior years' business activity, which were unique to that year and were not repeated in 2001.

Income tax benefit from continuing operations of $5,800 in 2001 as compared to a tax expense of $6,900 in 2000 results in effective tax rates of (42.5%) and 52.7%, respectively. Effective July 1, 2001, Agway simplified its corporate structure by merging AFC and AHI into Agway Inc. The change in net deferred tax liabilities reflects the expected future tax rate from this structure. Additionally, an adjustment to prior years' tax liabilities and a valuation allowance had a significant impact on the effective rate.

AGRICULTURE

Total Agriculture sales and revenue of $523,600 in 2001 increased $14,900 (3%) as compared to $508,700 in 2000. The overall increase in sales in 2001 was from a $19,700 (8%) increase in sales in the Agronomy business and a $2,700 (212%) increase in sales in the tested specific pathogen free (TSPF) heifer-rearing services. These increases in sales were partially offset by a $4,800 (100%) decrease in the direct marketing of grains, a $400 (0%) decrease in sales in the feed business, and a $2,700 (12%) decrease in sales in the Agriculture farm stores.

The sales increase in the Agronomy operations was partly related to the weather-related delay in the spring 2000 plantings. That delay resulted in the sale of agronomy products, such as fertilizer, crop protectants, and lime (which normally would have occurred in the fourth quarter of 2000) to occur in the first quarter of the current year. Additionally, the Agronomy sales increase in 2001 was due in part to an increase in pricing of certain products, such as liquid  nitrogen and urea,  where  underlying  product costs  increased in 2001.
These  factors   increased  the  sales  price  of  these   products.   The  TSPF
heifer-rearing service sales increased due to the continued growth of utilization of the heifer-rearing facilities during 2001. The decline in the direct marketing of grains in 2001 as compared to 2000 was the result of the planned exiting from the direct marketing of grains during the second half of 2000. The Feed operations experienced growth in sales in the bagged feed and ongoing feed mill operations as a result of a refocused marketing and sales strategies. These increases to feed sales were offset by a loss in feed sales as a result of the actual or impending closure of several feed locations as part of the Agriculture Plan realignment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


AGRICULTURE (CONTINUED)

Agriculture pre-tax loss of $18,800 in 2001 increased $5,300 (39%) as compared to a $13,500 loss in 2000. The $18,800 loss in 2001 includes $3,800 in costs associated with the Agriculture Plan (as further described in Note 15 to the financial statements), $1,700 in asset impairment charges related to select business activities with inadequate projected future cash flows, and $13,300 in losses from ongoing operations. The $13,500 loss in 2000 included a $5,000 gain from a negotiated settlement (with no corresponding gain included in the 2001 results), a $1,900 cost from the final exiting of the grain marketing business, and $16,600 in losses from ongoing operations. The $3,300 improvement in losses from ongoing operations from $16,600 in 2000 to $13,300 in 2001 is substantially due to improved Agronomy results of $3,600, principally from improved planting conditions in the spring of 2001 as compared to 2000 combined with the weather-related delay in the spring 2000 plantings noted above and reduced administrative costs of $1,500, which were partially offset by increased losses in our developing TSPF(TM) operations of $1,100, and reduced feed results of $300.

COUNTRY PRODUCTS GROUP

Country Products Group (CPG) total sales and revenue of $202,800 in 2001 increased $800 (0%) as compared to $202,000 in 2000. The continuing produce operations sales increased $2,800 (2%) in 2001 as compared to 2000 due to increased volumes in various product lines and sales to new customers. Other operating units of CPG increased sales by $1,800 (100%) in 2001 as compared to 2000 primarily from the commercial sale of Optigen(TM) 1200, a controlled-release nitrogen feed product, which was not available until the second quarter of 2000. These sales increases were partially offset by a $2,200 (5%) decrease in sunflower seed sales and a $1,600 (4%) decrease in sales from the sale or shutdown of certain operations. The decline in sunflower seed sales is a result of a poor sunflower seed crop that adversely impacted sunflower seed product sales during the first quarter of 2001 and for the remainder of 2001 is a result of a combination of lower product demand, low commodity pricing, and lost sales due to international pricing competition. The sales decrease due to sold or shutdown operations resulted from the sale of a pastry flour mill in the fourth quarter of 2000, which decreased sales in 2001 by $4,800, and the shutdown of a number of other smaller operations reduced sales $1,000 (23%) in 2001 as compared to 2000. These decreases were partially offset by a $4,200 (21%) increase in sales at the Texas produce operations, which was shut down shortly after the fiscal 2001 year-end. Total CPG sales that related to operations that have been sold or exited totaled $33,700 (or 17% of total segment sales) in 2001 and $35,300 (or 17% of total segment sales ) in 2000.

CPG pre-tax loss of $14,100 in 2001 is an $11,200 (388%) increase in pre-tax loss as compared to a pre-tax loss of $2,900 in 2000. The increased loss is primarily due to operating losses from discontinued businesses, costs of business shutdowns, and loss of earnings from sold businesses, which , when combined, increased pre-tax loss by $8,900 in 2001 as compared to 2000. The largest components of this impact were from the operating losses and costs of business shutdown, including asset impairment, relating to the Texas produce operation and the bean operation in 2001. In contrast, CPG had operating revenues and a gain on the sale of the flour mill in 2000. CPG's continuing operations experienced an increased loss of $2,300 (128%) in 2001 as compared to 2000. The decline was driven by lower margins in the sunflower seed operation as a result of a combination of higher product cost from the prior year carryover crop and lower product demand, excess industry capacity, and international competition, as noted above, which has suppressed margins. Additionally, overall administrative costs have increased principally from increased interest costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


ENERGY

Energy total sales and revenue of $723,900 in 2001 increased $147,900 (26%) as compared to total sales and revenue of $576,000 in 2000. The overall sales dollar increase was primarily due to volume and price increases related to liquid products. Sales dollar increases attributable to increase in liquid product volume were $11,200 during 2001 (a 2% increase over 2000), while overall sales dollar increases attributable to price increases in liquid products were $114,100 for 2001 (a 19% increase over 2000). Volume increases of $21,000 (8%) were experienced in the retail and wholesale sales of heating oil and propane, which are a result of colder winter weather in the Northeast in 2001 as compared to 2000. These volume increases were partially offset by a $9,800 (4%) decrease in volume of power fuels, principally gasoline, in 2001 as compared to 2000. A combination of increased price competition at our gas stations and lower contracted commercial gasoline sales caused the volume declines.

The price increases resulted from the petroleum industry continuing to experience significantly higher pricing of product in 2001 as compared to the prior year, primarily due to pressure on global supply of products. Additionally, sales increases in 2001 of $18,600 (96%) as compared to 2000 resulted from the continued sales growth in the electric and natural gas marketing business. Finally, continued growth of revenues in heating, ventilation and air-conditioning installation and service increased sales in 2001 by $4,000 (7%).

Energy pre-tax earnings of $20,100 in 2001 decreased $1,900 (9%) as compared to $22,000 in 2000. The pre-tax earnings in 2001 include $16,500 from operating results and $3,600 of other revenues, while pre-tax earnings in 2000 included $4,800 from operating results and $17,200 from other revenue. The improvement in operating results includes a $17,400 (10%) increase in gross margin, offset by a $5,500 (3%) increase in operating expense. The gross margins were driven by product volume increases and improved margins. The operating expense increases are a result of distribution costs from the increased volume of delivered products and an increase in 2001 in management and employee incentives from the improved operating results in 2001 as compared to 2000. Finally, other revenue decreased $13,600 in 2001 as compared to 2000 substantially because Energy recognized a gain of $12,900 on sale of six pipeline terminal storage facilities in 2000.

LEASING

Leasing total revenues of $86,200 in 2001 increased $9,400 (12%) as compared to revenues of $76,800 in 2000. The increase is primarily due to a higher average investment in leases and notes, which was partially offset by a lower income rate on new and replacement leases and notes. Telmark's average net investment in leases and notes increased $76,800 (13%) in 2001 as compared to 2000.

Pre-tax earnings from operations of $21,200 for 2001 increased $1,100 (6%) as compared to pre-tax earnings of $20,100 in 2000. The increase in pre-tax earnings is due primarily to the total revenue increases noted above, which were partially offset by an increase in total expenses of $8,200 (14%) in 2001 as compared to 2000. The increase in total expenses was substantially due to a $5,400 (17%) increase in interest expense, a $1,600 (20%) increase in provision for credit losses, and a $1,200 (7%) increase in selling, general and administrative (SGA) expenses. The increase in interest expense is due to a $71,300 (15%) increase in the average amount of debt required to finance the increase in the lease portfolio, combined with higher interest rates on new and replacement debt, as compared to the prior year. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. The increase in provision for credit losses from $7,900 to $9,500 is based on an analysis of the allowance required to provide for uncollectible receivables, and the allowance has been established at a level management believes is sufficient to cover estimated losses in the portfolio. At June 2001, the allowance for credit losses was $35,500 compared to $32,500 at June 2000. During 2001 and 2000, the total value of non-earning discounts increased from $6,000 in 2000 to $6,400 in 2001 and as a percentage of lease portfolio remained at 0.9% for both years. The increase in SGA expense is principally due to additional personnel and incentive costs, paid to certain employees relating to overall profitability, retention of business, and profitability of new business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


INSURANCE

Insurance Group (Agway Insurance Company and Agway General Agency) net revenues of $27,900 in 2001 increased $700 (3%) as compared to net revenues of $27,200 in 2000. A $900 (4%) increase in revenues was experienced at the Agway Insurance Company. The increase was in net earned premiums as sales initiatives caused the increase in net premiums year over year. In the Agency, 2001 revenues of $600 were down $200 (25%) from 2000 as a result of a decline in enrollment in the products offered by the Agency.

Pre-tax earnings of the Insurance Group of $800 in 2001 increased $800 as compared to break-even results in 2000. The Agway Insurance Company experienced pre-tax earnings of $800 in 2001, which increased $200 (33%) as compared to $600 in 2000. The Insurance Company increase in net earned premiums noted above and an increase in non-operating revenues were partially offset by an increase of $1,300 in claims losses during 2001 as compared to 2000 as a result of numerous roof collapses from the heavy winter snows in the Northeast and an above average number of farm fires reported during 2001. The Agway General Agency experienced a pre-tax break-even position for 2001, which represents an increase of $600 (100%) from a net loss of $600 in 2000. The improvement in pre-tax earnings was primarily due to lower expenses in the Agency.

DISCONTINUED OPERATIONS

As disclosed in the Business and Properties section (Items 1 & 2), Agway discontinued the operation of our retail services business in 2000. As of June 2000, Agway reflected in its financial results both the loss from operations during 2000 as well as an estimate of the net loss on the ultimate disposal of the retail services business. During fiscal 2000 and 2001, as reflected in
Note 14 of the financial statements, we executed our plans to discontinue the retail services business and no adjustment to the estimated net loss on disposal established as of the June 20, 2000 measurement date was required.

RESULTS OF OPERATIONS - 2000 COMPARED WITH 1999

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

Consolidated net sales and revenues from continuing operations of $1,358,000 increased $197,700 (17%) compared to $1,160,300 in 1999. The increase was substantially the result of increased sales in the Energy and Country Products Group (CPG) segments. The increase in Energy was principally due to increases in the cost of petroleum products over the prior year combined with a slight increase in volume. The increase in Country Products Group sales resulted from new acquisitions in CPG's Produce Group operations. These sales increases in 2000 were further enhanced by increased sales from Energy's heating, ventilation and air-conditioning installation and service sales and growth in electric and natural gas marketing sales; an increase in lease revenues at Telmark; and increases in Agriculture's national commercial vegetable seed operations, new livestock nutrition centers and heifer rearing services. These improvements were partially offset by sales declines in Agriculture's feed and agronomy operations which, during 2000, faced continued industry-wide depressed commodity pricing, high spring rainfall in a significant part of its planting territory, and planned operational reductions in its grain marketing operations. An additional decline in sales was experienced in CPG's sunflower operation, the result of a poor sunflower seed crop in the fall of 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


CONSOLIDATED RESULTS (CONTINUED)
Consolidated   operating  expenses  from  continuing  operations  of  $1,340,000 increased $210,100 (19%) compared to $1,129,900 in 1999. The increase in operating expense was substantially due to increased cost of products and plant operations of $195,400 (20%), from the increase in Energy's product costs noted above and increased selling, general and administrative activities of $12,600 (10%), principally in Agriculture and CPG.

Net interest expense from continuing operations increased $4,500 (17%) in 2000 as compared to 1999. Borrowing levels were higher in 2000 as working capital requirements increased $52,300, principally as a result of Energy's high product costs substantially driving up the carrying value of inventory and accounts receivable.

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

Income tax expense from continuing operations of $6,900 in 2000 and $10,300 in 1999 results in effective tax rates of 52.7% and 44.2%, respectively. State taxes are a significant factor in the effective rate. Agway does not file a consolidated return for state tax purposes and therefore cannot recognize the benefit of operating losses of certain subsidiaries. This fact combined with an increase in non-deductible goodwill relating to certain acquisitions in 2000 and 1999 increased the effective tax rate for 2000 as compared to the effective rate for 1999.

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

Agriculture loss before income taxes of $13,500 increased $1,100 (9%) from $12,400 in 1999. The feed operations pre-tax earnings increased $2,600 (29%) in 2000. The grain marketing unauthorized speculative positions, as previously described in the 1999 10-K, resulted in $8,600 in pre-tax losses in 1999, and an additional $1,300 of pre-tax losses were incurred in 2000 in closing the unauthorized speculative positions which were outstanding at June 1999. The combined enterprise and direct marketing feed operations had increased costs of $4,400 in 2000 as compared to 1999 as a result of facility improvements, higher production costs from increased unit volume, and costs relating to the discontinuation of the futures trading operations. The agronomy operations pre-tax earnings decreased $3,500 (55%) in 2000 as compared to 1999. The decline was substantially the result of lost margins from the delays in spring 2000 planting noted above and one-time costs associated with the acquisition of an agronomic consulting operation. The new TSPF(TM) operations reduced earnings by $1,600 in 2000 as compared to 1999 as the research and development costs to initiate the operation of several new facilities were greater than the revenues generated. Total administrative expenses more than offset earnings from operations noted above. During 2000, administrative costs increased $4,400 as compared to 1999, principally due to increases to bad debt expense and lower interest revenues. This cost increase was offset by a $5,000 negotiated settlement for amounts due the Company on claims from prior years' business activity. Finally, farm stores pre-tax losses were reduced by $800 due to lower operational expenses.

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

CPG loss before income taxes of $2,900 in 2000 is a $15,000 (124%) decrease in earnings compared to earnings before income taxes of $12,100 in 1999. Pre-tax earnings declined in 2000 by $9,100 as compared to the prior year, primarily due to the differences in gains resulting from the sale of certain business operations during each of those years. In 1999, CPG recognized a gain of $10,700 on the sale of Allied Seed. In fiscal 2000, CPG recognized a gain of $1,600 on the sale of certain assets and its flour operation. The Business Group pre-tax earnings declined $2,500 (93%) due to the sunflower operations experiencing lower margin from higher product and production costs associated with the poor sunflower seed crop harvested in the fall of 1999. The Produce Group pre-tax earnings declined $2,500 (64%) in 2000 as compared to 1999. While increased produce sales provided increased gross margins, these gross margins were at a lower percentage than the prior year and were more than offset by additional costs, principally from the new produce operations. CPG's Investment Group had an increase in pre-tax loss in 2000 of $1,300 (37%) as compared to 1999. The increased loss in 2000 occurred as the Investment Group continues to incur costs related to several of its new product initiatives.

ENERGY

Energy total sales and revenues of $576,000 in 2000 increased $185,300 (47%) as compared to total sales and revenues of $390,700 in 1999. Overall, sales dollar increases from petroleum product volume increases were $6,200 (1%) in 2000 as compared to 1999. The volume increases were driven by higher wholesale volume of diesel fuel and heating oil and continued volume growth in the retail and wholesale propane business. Throughout fiscal 2000, the petroleum industry experienced significant increases in the pricing of product, particularly in the first and third quarters of the fiscal year, primarily due to pressure on global supply of products. As a result of these market conditions, Energy experienced sales dollar increases due to price increases in its liquid products of $158,100 (36%) for 2000 as compared to 1999. Additionally, continued focus on growth of the heating, ventilation and air-conditioning installation and services sales and in the electric and gas marketing business increased sales in 2000 by $8,900 (19%) and $12,100 (168%), respectively, as compared to 1999.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


LEASING

Leasing total revenues of $76,800 in 2000 increased $6,800 (10%) as compared to $70,000 in 1999. The increase is attributable in part to a $67,800 (12%) increase in the average net leases and notes during 2000 as compared to 1999 partially offset by a lower income rate on new and replacement leases and notes.

Pre-tax earnings from operations of $20,100 in 2000 increased $1,900 (10%) from $18,200 in 1999. The 2000 increase in total revenues noted above was partially offset by increases in interest expense and selling, general and administrative (SG&A) costs incurred to generate these revenues in 2000 as compared to 1999. Total interest costs of $31,500 increased $3,900 (14%) in 2000 as compared to 1999 due to a $61,700 (15%) increase in the average amount of debt required to finance the increase in the lease portfolio. The SG&A expenses of $17,300 in 2000 increased $1,100 (7%) from 1999, primarily the result of additional personnel and incentive costs relating to additional new leases booked. The provision for credit losses of $7,900 in 2000 decreased $100 (1%) as compared to 1999 based on Telmark's analysis of the allowance required to provide for uncollectible receivables. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. At June 2000, the allowance for credit losses was $32,500 compared to $30,000 at June 1999. During 2000 and 1999, the general economy remained strong and the total value of non-earning accounts increased from $4,900 in 1999 to $6,000 in 2000 and as a percentage of lease portfolio remained at 0.9% in both years. Reserves are established at a level management believes is sufficient to cover estimated losses in the portfolio.

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

The Insurance Group break-even results in 2000 were a decrease of $500 as compared to pre-tax earnings of $500 in 1999. Pre-tax earnings of the Agway Insurance Company of $600 in 2000 decreased $400 (40%) from $1,000 in 1999. The decline in net earned premiums, combined with higher costs from new system implementation, was partially offset by improved claims experience in 2000 as compared to 1999. The Agency experienced a pre-tax loss of $600 in 2000, an increased loss of $100 as compared to 1999. Higher salary and marketing expenses cause the increased loss in 2000.


DISCONTINUED OPERATIONS

During  fiscal year 2000, as disclosed in Business and  Properties  (Items 1 and
2), the sale of the wholesale procurement and supply system, when combined with the sale and closure of the Agway-owned or operated retail stores, constituted a plan to discontinue operations of the former retail services business of Agway. For financial reporting purposes, the measurement date upon which this discontinued operation plan became effective was June 20, 2000. Operating results of the retail services business, including restructuring activity which took place through that date, are included in the operating loss from discontinued operations in the financial statements for the year ended June 2000. The anticipated gains and losses after June 20, 2000, from the future anticipated sale of the wholesale procurement and supply system, which was consummated on July 31, 2000, and the sale or closure of the remaining Agway-owned or operated retail store properties, as well as the results of their future operations through the anticipated dates of sale, are included in the loss on disposal of retail in the June 2000 statement of operations. Prior year financial results reflect the retail services business as a discontinued operation. The financial disclosure of discontinued operations is detailed in
Note 14 to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the year ended June 2001, cash flow from current period operations, from reduced working capital needs, from sale of discontinued operations, from the sale of other assets, and from external borrowings funded the growing lease portfolio of Telmark, capital improvements, redemption of stock, and shareholder dividends. During the year ended June 2000, cash generated from continuing operations, from sale of discontinued operations, from sale of businesses and assets, and from external borrowings was Agway's major source of funds to finance the growing lease portfolio at Telmark, increased working capital needs, capital improvements, business acquisitions, redemption of stock, and shareholder dividends. In 1999, cash flow from operations, from reduced working capital needs, from sale of businesses and assets, and from external borrowings, was used to finance the growing lease portfolio at Telmark, capital improvement, business acquisitions, redemptions of stock, and shareholder dividends.

                                                                        June 2001         June 2000         June 1999
                                                                     --------------    --------------    --------------
Net cash flows from (used in):
      Continuing operating activities..............................  $       17,318    $      (40,717)   $       36,358
      Discontinued operating activities............................          28,864            35,995              (391)
      Investing activities.........................................         (65,173)          (91,652)          (82,224)
      Financing activities.........................................            (150)          115,515            46,257
                                                                     ---------------   ---------------    --------------
Net increase (decrease) in cash and equivalents....................  $      (19,141)   $       19,141    $            0
                                                                     ===============   ===============    ==============

CASH FLOWS FROM OPERATIONS

Cash flows from continuing operations in 2001 of $17,300 improved $58,000 from a cash used of $40,700 in 2000. Substantially all of the improvement is related to working capital needs. In 2001, working capital items generated cash flows of $5,300 as compared to using cash flows of $50,400 in 2000. The generation of cash flows from working capital items in 2001 was the result of declines in receivables, principally Agriculture, and inventory, principally Energy and Agriculture. The use of cash from working capital items in 2000 was principally the result of high energy product costs that increased the carrying value of inventory and receivables. In 1999, cash flows from continuing operations generated cash flows of $36,400, principally due to lower agriculture and energy commodity prices that reduced the carrying value of inventories.

CASH FLOWS FROM INVESTING

The most significant use of cash over the past three years has been in connection with Agway's growing lease financing business (Telmark). The cash requirements to fund lease origination growth in excess of lease repayments amounted to $55,000, $79,700 and $63,500 in 2001, 2000 and 1999, respectively.
Capital expenditures and business acquisitions required cash of $19,300, $32,700 and $35,200 for 2001, 2000 and 1999, respectively.

Cash flow used in investing was partially funded by cash generated from investing activities, principally the proceeds from the disposal of business and/or property and equipment, which amounted to a total of $10,000, $23,200 and $15,300 in 2001, 2000 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


CASH FLOWS FROM FINANCING

Agway and AFC
Effective March 28, 2001, Agway and AFC established a new senior debt facility (the Agway Senior Debt) for all business operations except for Agway Insurance Company and Telmark and Telmark's subsidiaries (Telmark). The Agway Insurance Company is independently financed through operations and liquidity provided by its investment portfolio. Telmark finances itself through a series of credit arrangements that are independent from the Agway Senior Debt. Each of those arrangements is more fully described in Note 9 to the financial statements. Effective July 1, 2001, AFC was merged into Agway. As a result, Agway assumed liability for any amounts borrowed by AFC under the Credit Agreement (as defined below).

The Agway Senior Debt is a syndicated three-year asset-based revolving line of credit for up to $175,000 pursuant to the terms of a credit agreement dated March 28, 2001 (and as amended September 14, 2001) between Agway, certain of its subsidiaries and a syndicated group of lenders (the Credit Agreement). Up to $35,000 of this line of credit can be designated for use as letters of credit. In this asset-based line of credit, the amount available to Agway is the lesser of the "collateral borrowing base" or the $175,000 upper limit of the line of credit. The collateral borrowing base consists of certain of Agway's eligible accounts receivable and inventory (as defined under the Credit Agreement). Certain covenants and conditions of the Credit Agreement, as more fully discussed below, restrict the use of funds and reduce the practical availability of financing under the agreement by $25,000 to a maximum of $150,000. The credit facilities that this senior debt financing replaces amounted to a total availability for letters of credit and lines of credit of up to $148,000. Amounts owed under the former facilities have been repaid and those facilities have been terminated. Management believes that adequate collateral exists and will continue to exist so that the Agway senior debt financing is, and will continue to be, adequate to meet the ongoing needs of Agway.

The Credit Agreement has a number of financial covenants which restrict our capital spending and require us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the Credit Agreement, minimum ratios of EBITDA to fixed charges and interest on senior debt, and a minimum outstanding balance of preferred stock, subordinated debt, and certain debt of a subsidiary. That minimum outstanding balance requirement, as amended (as discussed below), ranges from $455,000 to $465,000 throughout the year. (This minimum amount of capital we must maintain is referred to as the Minimum Capital.)

Other conditions of the Credit Agreement prevent us, in certain circumstances, from using funds we borrow under the Credit Agreement to pay interest or dividends on, or repurchase or repay principal of, our subordinated debt or preferred stock. To avoid these use restrictions, the Credit Agreement requires us to have a minimum excess borrowing capacity as defined in the agreement (collateral borrowing base greater than outstanding loans) of at least $20,000 if we are not in default under the Credit Agreement. If we are in default under the Credit Agreement, to avoid these use restrictions, the minimum excess borrowing capacity we must maintain increases to $25,000 (collateral borrowing base greater than outstanding loans). Further, if we are in default under the Credit Agreement, we are subject to these use restrictions if:

(a) we default on our payment of principal, interest or other amounts due to the lenders under the Credit Agreement;

(b) we fail to maintain the cash management procedures we agree to with the lenders under the Credit Agreement;

(c)   we do not maintain the Minimum Capital balance of $455,000 to $465,000; or

(d) the agent under the Credit Agreement provides us with a written notice that such payments are no longer permitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


CASH FLOWS FROM FINANCING (CONTINUED)

Agway and AFC (continued)
These conditions reduce the practical availability under the senior debt financing from $175,000 to $150,000. The Credit Agreement was designed in part to allow and enable us to continue our past practice of repurchasing, at face value, certain subordinated debt and preferred stock when presented for repurchase prior to maturity. However, while it is our current intent to continue this historic practice, we are under no obligation to repurchase subordinated debt prior to its maturity and preferred stock when so presented, and may stop or suspend this practice at any time or may be required to stop or suspend such practice if Agway does not continue to meet the conditions of the Credit Agreement, including those described above.

As of June 30, 2001, the total amount outstanding under the Credit Agreement was $83,700, of which $22,400 was designated to letters of credit principally in support of Agway insurance programs under the Agway Senior Debt. Interest rates, as amended in the manner described below, are determined at the option of the Company, as either prime rate, plus 2.00%, or the London Interbank Offering Rate (LIBOR) rate, plus 3.50%. These amended rates, effective September 14, 2001, are now approximately 25 basis points higher than the rates which were available to Agway in its prior senior debt financing arrangements.

As of June 30, 2001, Agway was in violation of certain of the financial covenants contained within the Credit Agreement because it had not maintained the required minimum level of EBITDA and the minimum ratios of EBITDA to fixed charges and interest on senior debt. On September 14, 2001, the syndicated group of lenders agreed to waive these violations, and further agreed to amend these covenants for each of the succeeding four quarters through June 2002 based on revised operating budgets for that period of time. In exchange for those amendments, Agway agreed to pay 25 basis points in additional interest on its borrowings, grant additional security interests in equipment and properties not previously pledged as collateral (including a pledge of its membership interest in Telmark LLC), and increase the required minimum range of Minimum Capital balances to $455,000 to $465,000 throughout the year, an increase of $15,000 over the previous range to reflect the actual increased balances outstanding at June 30, 2001, and the projections of those balances. Based on this waiver and amendment, Agway is currently in compliance with, and no default exists under, the terms of the Credit Agreement.

On November 1, 2001, $43,100 of subordinated money market certificate obligations of Agway (previously issued by AFC and assumed by Agway) will mature. Agway expects to refinance this debt either through a new issue of subordinated debt, through cash from operations, through sales of discontinued assets, through short-term bank borrowings, or a combination thereof.

Telmark Debt
At June 30, 2001, Telmark had credit facilities available from banks aggregating to $389,300. Uncommitted short- term line of credit agreements permit Telmark to borrow up to $89,300 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $300,000 partially collateralized (by an investment in a cooperative bank with a book value of $14,700 at June 30, 2001) revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amounts outstanding as of June 30, 2001 and June 30, 2000 under the short- term lines of credit were $71,100 and $75,200, respectively, and under the revolving term loan facility were $215,500 and $164,500, respectively. The portion of the revolving term loan that is short term at June 30, 2001 and June 30, 2000 is $49,500 and $500, respectively. Telmark borrows under its short-term line of credit agreement and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $89,300 short-term lines of credit all have terms expiring during the next 12 months. The $300,000 revolving term loan facility is available through May 1, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


CASH FLOWS FROM FINANCING (CONTINUED)

Telmark Debt (continued)
In November 2000, Telmark issued $61,000 of unsecured senior notes to institutional investors. The terms of the note agreement are similar to the terms of other unsecured senior notes. Telmark had balances outstanding on all unsecured senior notes from private placements totaling $149,500 at June 30, 2001, and $122,000 at June 30, 2000. The principal bears interest at fixed rates ranging from 6.6% to 8.7%. Interest is payable semiannually on each senior note. Principal payments are on both a semiannual and an annual basis. The notes have various maturities through December 2012. The note agreements are similar to one another and each contains several specific financial covenants that must be complied with by Telmark.

Telmark, through two wholly owned special purpose subsidiaries, has four classes of lease-backed notes outstanding totaling $90,800 and $118,300 at June 30, 2001 and June 30, 2000, respectively, payable to institutional investors. Interest rates on these classes of notes range from 6.5% to 9.1%. The notes are collateralized by leases, which Telmark sold to these subsidiaries, having an aggregate present value of contractual lease payments equal to or greater than the principal balance of the notes, and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. Two notes relating to Telmark Lease Funding I, LLC were paid in full during 2001, and in June 2001, Telmark Lease Funding I, LLC was approved to be dissolved. The final scheduled maturity of these notes is in varying amounts and dates through December 2008.

Telmark registers with the SEC to offer debentures to the public. The Telmark debentures are unsecured and subordinated to all senior debt at Telmark. The interest on the debt is paid on January 1, April 1, July 1, and October 1 of each year and may, at the holder's option, be reinvested. Telmark's subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Telmark debentures outstanding as of June 30, 2001, of approximately $38,800 are due at various dates through March 2009 and bear a weighted average interest rate of 8.0%.

Total sources of longer-term financing of Agway include the following as of June 2001:

Source of debt                                           Agway      AFC        Telmark     Total
--------------                                        ---------   ---------   ---------   ---------
Banks - due 2001 to 2004 with interest
     from 5.36% to 7.47% .........................    $      0    $      0    $166,000    $166,000
Insurance companies - due 2001 to 2012
     with interest from 6.54% to 9.05% ...........           0           0     240,260     240,260
Capital leases and other - due 2001 to 2018
     with interest from 7.5% to 10% ..............      10,639       1,790           0      12,429
                                                      ---------   ---------   ---------   ---------
       Long-term debt ............................      10,639       1,790     406,260     418,689
Subordinated money market certificates - due
     2001 to 2016 with interest from 4.5% to 9.75%           0     442,551           0     442,551
Subordinated debentures - due 2001 to 2009
     with interest at 6.25% to 9% ................           0       6,787      38,772      45,559
                                                      ---------   ---------   ---------   ---------
       Total subordinated debt ...................           0     449,338      38,772     488,110
                                                      ---------   ---------   ---------   ---------
              Total debt .........................    $ 10,639    $451,128    $445,032    $906,799
                                                      =========   =========   =========   =========

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


OTHER ISSUES

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

NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 (as amended by SFAS No. 137) was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, (June 25, 2000, for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

On June 25, 2000, upon adoption of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect loss of $1,100 to recognize at fair value the component of all option contracts associated with the Company's Energy segment which is excluded from the assessment of hedge effectiveness as allowed by the new standard. The Company also recorded a net-of-tax cumulative-effect gain of $3,100 in other comprehensive income to recognize at fair value all derivative instruments in the Company's Energy segment that were designated and qualified as cash-flow hedges. See Note 1 for further details of the Company's accounting for derivatives and hedging activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets," which are effective July 1, 2001 and July 1, 2002, respectively, for the Company. SFAS No. 142 allows for early adoption, as of July 1, 2001, by the Company. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This has no material impact on the financial statements of the Company. Under SFAS No. 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001, will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of SFAS No. 142 and assessing the impact of adoption.

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

                                                                                                                          Fair Value
                                        2002         2003        2004         2005        2006     Thereafter     Total    June 2001
                                        ----         ----        ----         ----        ----     ----------     -----    ---------
ASSETS
Available-for-sale securities......   $   5,642    $   4,834   $   2,774    $   4,106   $   4,763  $  15,243    $  37,362   $ 37,556
Weighted average interest rate.....       5.77%        6.40%       6.38%        6.17%       6.26%      6.30%

LIABILITIES
Bank lines of credit - Agway.......   $  61,342    $   -       $   -        $   -       $   -      $   -        $  61,342   $ 61,342
Weighted average interest rate.....       7.22%

Bank lines of credit - Telmark.....     120,638        -           -            -           -          -          120,638    120,638
Weighted average interest rate.....       4.67%

Long-term debt, including current
   portion - Telmark...............     146,496      111,924      79,091        6,323      23,213     39,213      406,260    419,753
Weighted average interest rate.....       6.67%        6.76%       6.74%        7.65%       8.22%      8.44%

Subordinated debentures, including
   current portion - Telmark.......       8,320       11,608       9,534        -           -          9,310       38,772     38,772
Weighted average interest rate.....       6.31%        8.43%       8.32%                               8.78%

Long-term debt, including current
   portion - Agway.................       1,333        3,343       4,963          143          98      1,124       11,004     11,090
Weighted average interest rate.....       6.93%        6.80%       6.77%        7.48%       6.32%      6.46%

Subordinated debentures, including
   current portion - Agway.........       2,894        3,893       -            -           -          -            6,787      6,795
Weighted average interest rate.....       7.38%        7.92%

Subordinated money market
   certificates, including current
   portion - Agway.................      44,734       34,143      38,477       47,171      35,912    242,114      442,551    441,922
Weighted average interest rate.....       7.81%        7.02%       8.18%        8.74%       8.15%      8.20%

We do not use derivatives or other interest rate instruments to hedge interest rate risk due to the fixed rate nature of the majority of our debt obligations. Telmark, Agway's leasing business, tries to limit the effects of changes in interest rates by matching as closely as possible, on an ongoing basis, the maturity and cost of funds borrowed to finance its lease activities with the maturity and repricing characteristics of its lease portfolio. However, a rise in interest rate would increase the cost of funds Telmark borrows to finance its lease portfolio, including that portion of debt which is not precisely matched to the characteristics of the portfolio. Telmark has a formal risk management policy which limits the short-term exposure to an amount which is immaterial to the results of operations or cash flows.

Telmark subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills (T-Bills), with maturities of 26 weeks. Based on the T-Bill rate of 3.55% as of June 2001, as compared to the stated rates of the debentures, which range from 6.25% to 9.00% at June 2001, we believe that a reasonably possible near-term change in interest rates and the conversion of debt to a variable rate would not cause material near-term losses in future earnings or cash flows. Finally, for the portion of debt which is not precisely matched as of June 2001, we do not believe that reasonably possible near-term increases in interest rates will result in a material near-term loss in future earnings, fair values, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (THOUSANDS OF DOLLARS)


INTEREST RATE EXPOSURE (CONTINUED)

Agway's subordinated money market certificates (previously issued by AFC and assumed by Agway) bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate of T-Bills, with maturities of 26 weeks. Based on the T-Bill rate of 3.55% at June 2001 as it compares to the stated rates of the money market certificates which range from 4.5% to 9.75% at June 2001, we believe a reasonably possible near-term increase in T- Bill rates and the conversion of Agway debt to a variable rate would not cause material near-term losses in future earnings or cash flows.

The maturities of available-for-sale securities are based on the assumption that actual call and prepayment activity will differ from contractual maturities.

COMMODITY PRICE EXPOSURE

In the normal course of our operations, we have exposure to market risk from price fluctuations associated with commodities such as corn, soy complex, oats, confection and bakery kernel sunflower seeds, gasoline, distillate and propane. These price fluctuations impact commodity inventories, product gross margins, and anticipated transactions in our Agriculture, Energy and Country Products Group businesses. We manage the risk of market price fluctuations of some of these commodities by using commodity derivative instruments. Commodity derivative instruments include exchange-traded futures and option contracts and, in limited circumstances, over-the-counter contracts with third parties. We have policies that specify what we can use commodity derivative instruments for and set limits on the maturity of contracts we enter into and the level of exposure to market price fluctuations that we are trying to protect ourselves against (or hedge). However, because the commodities markets are very volatile, our gains or losses on these contracts might not fully offset the corresponding change in the prices of the underlying commodity, which could lower our earnings.

A sensitivity analysis has been prepared to estimate Agway's exposure to market risk of its commodity instrument positions as of June 2001 and 2000. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities for which the commodity instruments are managing the price risk. As of June 2001 and 2000, assuming a 10% hypothetical adverse change in the underlying commodity price, the potential decrease in fair value of our Energy business commodity instruments was $600 and $4,800, respectively. The potential loss in fair value of commodity instruments for Agriculture and Country Products Group was immaterial for both periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                                                                                                                  PAGES
                                                                                                                  -----
AGWAY INC. AND CONSOLIDATED SUBSIDIARIES:
      Agway Inc. Report on Financial Statements..................................................................    32

      Report of Independent Accountants..........................................................................    33

      Consolidated Balance Sheets, June 30, 2001 and June 24, 2000...............................................    34

      Consolidated  Statements of Operations,  fiscal years ended June 30, 2001, June 24, 2000 and
           June 26, 1999.........................................................................................    35

      Consolidated Statements of Comprehensive Income, fiscal years ended June 30, 2001, June 24, 2000
           and June 26, 1999.....................................................................................    36

      Consolidated Statements of Changes in Shareholders' Equity, fiscal years ended June 30, 2001,
           June 24, 2000 and June 26, 1999.......................................................................    37

      Consolidated  Statements  of Cash Flow,  fiscal years ended June 30, 2001, June 24, 2000 and
           June 26, 1999.........................................................................................    38

      Notes to Consolidated Financial Statements.................................................................    39


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



                                                         AGWAY INC.




                                                    BY  /s/ DONALD P. CARDARELLI
                                                            DONALD P. CARDARELLI
                                                               President and CEO
                                                              September 14, 2001




                                                   BY       /s/ PETER J. O'NEILL
                                                                PETER J. O'NEILL
                                                           Senior Vice President
                                                               Finance & Control
                                                              September 14, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Agway Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 81 present fairly, in all material respects, the financial position of Agway Inc. and its subsidiaries at June 30, 2001 and June 24, 2000, and the result of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 81 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Syracuse, New York
August 17, 2001, except for Note 9, as to which the date is September 14, 2001

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                         JUNE 30,            JUNE 24,
                                                                                           2001                2000
                                                                                     ---------------     --------------
Current assets:
     Cash.........................................................................   $            0      $      19,141
     Trade accounts receivable (including notes receivable of
          $36,416 and $38,755, respectively), less allowance for
          doubtful accounts of $10,633 and $7,204, respectively...................          212,793            209,261
     Leases receivable, less unearned income of $78,126 and $71,944,
          respectively............................................................          165,348            152,255
     Advances and other receivables...............................................           19,941             23,738
     Inventories..................................................................           88,626            111,940
     Restricted cash..............................................................            8,306             10,103
     Prepaid expenses and other assets............................................           66,282             48,143
                                                                                     ---------------     --------------
          Total current assets....................................................          561,296            574,581
Marketable securities.............................................................           37,556             36,254
Other security investments........................................................           51,829             51,472
Properties and equipment, net.....................................................          177,355            175,784
Long-term leases receivable, less unearned income of $186,795 and
     $167,414, respectively.......................................................          502,992            470,595
Net pension asset.................................................................          229,678            213,455
Other assets......................................................................           33,785             21,710
Net assets of discontinued operations.............................................            5,414             34,278
                                                                                     ---------------     --------------
          Total assets............................................................   $    1,599,905      $   1,578,129
                                                                                     ===============     ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable................................................................   $      181,980      $     177,576
     Current installments of long-term debt.......................................          147,946            136,211
     Subordinated debt, current...................................................           55,948             57,125
     Accounts payable.............................................................           90,684             94,046
     Other current liabilities....................................................          131,209            122,060
                                                                                     ---------------     --------------
          Total current liabilities...............................................          607,767            587,018
Long-term debt....................................................................          270,743            281,678
Subordinated debt.................................................................          432,162            417,749
Other liabilities.................................................................          119,903            109,093
                                                                                     ---------------     --------------
          Total liabilities.......................................................        1,430,575          1,395,538
Commitments and contingencies.....................................................
Shareholders' equity:
     Preferred stock, less amount held in Treasury................................           37,603             39,695
     Common stock ($25 par--300,000 shares authorized; 173,323 and 173,083
          shares issued, less amount held in Treasury)............................            2,445              2,473
     Accumulated other comprehensive income (loss)................................              (61)              (798)
     Retained earnings............................................................          129,343            141,221
                                                                                     ---------------     --------------
          Total shareholders' equity..............................................          169,330            182,591
                                                                                     ---------------     --------------
              Total liabilities and shareholders' equity..........................   $    1,599,905      $   1,578,129
                                                                                     ===============     ==============

The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                                   JUNE 30,          JUNE 24,          JUNE 26,
                                                                     2001              2000              1999
                                                                --------------    --------------    --------------
Net sales and revenues from:
     Product sales ...........................................  $   1,435,552     $   1,254,220     $   1,062,304
     Leasing operations.......................................         84,868            76,626            70,006
     Insurance operations.....................................         27,894            27,153            27,968
                                                                --------------    --------------    --------------
          Total net sales and revenues........................      1,548,314         1,357,999         1,160,278
                                                                --------------    --------------    --------------

Cost and expenses from:
     Products and plant operations............................      1,326,341         1,158,105           962,739
     Leasing operations.......................................         35,616            31,377            27,626
     Insurance operations.....................................         17,003            15,663            17,152
     Selling, general and administrative activities...........        148,426           134,980           122,406
                                                                --------------    --------------    --------------
          Total operating costs and expenses..................      1,527,386         1,340,125         1,129,923
                                                                --------------    --------------    --------------

Operating earnings............................................         20,928            17,874            30,355
Interest expense, net of interest income of $8,185,
     $9,452 and $8,642, respectively..........................        (37,633)          (30,591)          (26,102)
Other income, net.............................................          3,029            25,733            18,947
                                                                --------------    --------------    --------------
Earnings (loss) from continuing operations before
     income taxes.............................................        (13,676)           13,016            23,200
Income tax expense (benefit)..................................         (5,806)            6,864            10,259
                                                                --------------    --------------    --------------

Earnings (loss) from continuing operations....................         (7,870)            6,152            12,941

Discontinued operations:
     Loss from operations, net of tax benefit of $0,
          $7,313 and $6,086, respectively.....................              0           (13,187)          (11,146)
     Loss on disposal, net of tax benefit of $0, $1,278 and $0              0            (2,342)                0
                                                                --------------    --------------    --------------
          Loss from discontinued operations...................              0           (15,529)          (11,146)

Earnings (loss) before cumulative effect of an accounting
     change...................................................         (7,870)           (9,377)            1,795
                                                                --------------    --------------    --------------

Cumulative effect of accounting change, net of tax
     benefit of $723..........................................         (1,057)            -                 -
                                                                --------------    --------------    --------------

Net earnings (loss)...........................................  $      (8,927)    $      (9,377)    $       1,795
                                                                ==============    ==============    ==============



The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (THOUSANDS OF DOLLARS)

                                                                     JUNE 30,           JUNE 24,             JUNE 26,
                                                                       2001               2000                 1999
                                                                  --------------     -------------       --------------

Net earnings (loss) ..........................................    $      (8,927)     $      (9,377)      $       1,795

Other comprehensive income, net of tax:
     Unrealized gains (losses) on available-for-sale securities:
          Unrealized holding gains (losses) arising
              during period...................................              779               (608)               (685)
          Reclassification adjustment for losses included in
              net earnings....................................              148                 49                  21

     Deferred gains (losses) on derivatives, net of tax:
          Cumulative effect of accounting change..............            3,061
          Holding gains (losses) arising during period........            2,448                  0                   0
          Reclassification adjustment for (gains) losses
              included in net earnings........................           (5,699)                 0                   0
                                                                  --------------     --------------      --------------

Other comprehensive income (loss) ............................              737               (559)               (664)
                                                                  --------------     --------------      --------------

Comprehensive income (loss)...................................    $      (8,190)     $      (9,936)      $       1,131
                                                                  ==============     ==============      ==============




























The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (THOUSANDS OF DOLLARS)


                                                           COMMON STOCK                     ACCUMULATED
                                                      ---------------------                   OTHER
                                                         (PAR VALUE $25)      PREFERRED    COMPREHENSIVE    RETAINED
                                                       SHARES      AMOUNT       STOCK       INC (LOSS)      EARNINGS         TOTAL
                                                      --------  -----------   ----------   -------------  ------------   -----------

Balance June 27, 1998.............................    102,838   $    2,571    $  47,871    $     425      $  155,362     $  206,229

       Net earnings (loss)........................                                                             1,795          1,795
       Dividends declared.........................                                                            (3,394)        (3,394)
       Redeemed, net..............................     (2,597)         (65)      (4,954)                                     (5,019)
       Other comprehensive income.................                                              (664)              0           (664)
                                                      --------   ----------   ----------   ----------     ------------   -----------

Balance June 26, 1999.............................    100,241        2,506       42,917         (239)        153,763        198,947

       Net earnings (loss)........................                                                            (9,377)        (9,377)
       Dividends declared.........................                                                            (3,165)        (3,165)
       Redeemed, net..............................     (1,342)         (33)      (3,222)                                     (3,255)
       Other comprehensive income.................                                              (559)                          (559)
                                                      --------   ----------   ----------   ----------     ------------   -----------

Balance June 24, 2000.............................     98,899        2,473       39,695         (798)        141,221        182,591

       Net earnings (loss)........................                                                            (8,927)        (8,927)
       Dividends declared.........................                                                            (2,951)        (2,951)
       Redeemed, net..............................     (1,124)         (28)      (2,092)                                     (2,120)
       Other comprehensive income.................                                               737                            737
                                                      --------   ----------   ----------   ----------     ------------   -----------

Balance June 30, 2001.............................     97,775    $   2,445    $  37,603    $     (61)     $  129,343     $  169,330
                                                      ========   ==========   ==========   ==========     ============  ============


Common shares, purchased at par value, held in Treasury at year-end were: 75,548 in 2001; 74,184 in 2000; 72,465 in 1999. A common stock dividend per share of $1.50 was declared for 2001, 2000 and 1999. Dividend payments are restricted to a maximum of 8% of par value per annum. See Note 12 for the details of preferred stock activity.






















The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (THOUSANDS OF DOLLARS)

                                                                        JUNE 30, 2001         JUNE 24, 2000          JUNE 26, 1999
                                                                        -------------        ---------------       ----------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net earnings (loss) .............................................    $     (8,927)        $       (9,377)       $       1,795
   Adjustments to reconcile earnings to net cash:
        Net loss from discontinued operations.......................               0                 15,529               11,146
        Depreciation and amortization...............................          26,896                 26,171               24,728
        Receivables and other asset provisions......................          18,362                 14,378               10,730
        Net pension income..........................................         (16,223)               (19,563)             (21,368)
        Cumulative effect of accounting change, net of tax..........           1,057                      0                    0
        Patronage refund received in stock..........................            (360)                  (679)                (992)
        Deferred income tax expense (benefit).......................          (7,033)                (2,757)               3,841
        (Gain) loss on disposition of:
             Businesses.............................................               0                 (1,098)             (11,097)
             Other security investments.............................             509                  1,044                1,267
             Properties and equipment...............................          (2,215)               (13,995)                (655)
        Changes in assets and liabilities, net of effects of
        businesses acquired or sold:
             Receivables............................................          (8,601)               (57,177)              18,522
             Inventory..............................................          23,314                (25,671)               2,381
             Payables...............................................          (3,267)                 9,004               (3,771)
             Other..................................................          (6,194)                23,474                 (169)
                                                                        -------------        ---------------       ---------------
Net cash flows from (used in) continuing operations.................          17,318                (40,717)              36,358
Net cash flows from (used in) discontinued operations...............          28,864                 35,995                 (391)
                                                                        -------------        ---------------       ---------------
Net cash from (used in) operating activities........................          46,182                 (4,722)              35,967

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Purchases of properties and equipment............................         (18,787)               (27,799)             (27,162)
   Cash paid for acquisitions.......................................            (484)                (4,950)              (8,030)
   Disposition of properties and equipment..........................           9,948                 20,592                1,163
   Purchases of marketable securities available for sale............          (4,905)                (4,658)              (6,333)
   Sale of marketable securities available for sale.................           4,530                  2,945                6,982
   Leases originated................................................        (265,986)              (276,199)            (252,107)
   Leases repaid....................................................         211,017                196,471              188,637
   Purchases of investments in related cooperatives.................          (3,201)                (1,840)              (2,172)
   Proceeds from sale of investments in related cooperatives........           2,695                  1,171                2,648
   Proceeds from disposal of businesses.............................               0                  2,615               14,150
                                                                        -------------        ---------------       ---------------
Net cash flows used in investing activities.........................         (65,173)               (91,652)             (82,224)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Net change in short-term notes payable...........................           4,404                 95,776               16,480
   Proceeds from long-term debt.....................................         131,099                143,263              113,852
   Repayment of long-term debt......................................        (130,165)               (97,225)             (94,553)
   Proceeds from sale of subordinated debt..........................         183,028                131,571              133,948
   Redemption of subordinated debt..................................        (169,792)              (143,001)            (109,842)
   Payments on capitalized leases...................................         (15,380)                (2,716)                (597)
   Proceeds from sale of stock......................................               7                     14                   45
   Redemption of stock..............................................          (2,127)                (3,269)              (5,064)
   Cash dividends paid..............................................          (3,021)                (3,275)              (3,532)
   Net change in restricted cash....................................           1,797                 (5,623)              (4,480)
                                                                        -------------        ---------------       ---------------
Net cash flows from financing activities............................            (150)               115,515               46,257
                                                                        -------------        ---------------       ---------------

Net increase (decrease) in cash and equivalents.....................         (19,141)                19,141                    0
Cash and equivalents at beginning of year...........................          19,141                      0                    0
                                                                        -------------        ---------------       ---------------
Cash and equivalents at end of year.................................    $          0         $       19,141        $           0
                                                                        =============        ===============       ===============

The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Agway Inc. was incorporated under the Delaware General Corporation Law in 1964 and is headquartered in DeWitt, New York. Agway is an agricultural cooperative directly engaged in manufacturing, processing, distribution and marketing of agricultural feed and agronomic products (seed, fertilizers, and chemicals) and services for its farmer-members and other customers, primarily in the northeastern United States and Ohio. In addition, Agway is involved in repackaging and marketing produce and processing and marketing sunflower seeds. Agway, through certain of its subsidiaries, is involved in the distribution of petroleum products; the installation and servicing of heating, ventilation, and air-conditioning equipment; lease financing; the underwriting and sale of certain types of property and casualty insurance; and the sale of health insurance.

Fiscal Year
The fiscal year-end of Agway Inc. is on the last Saturday in June. Fiscal year ended June 30, 2001, was comprised of 53 weeks and fiscal years June 24, 2000, and June 26, 1999, were comprised of 52 weeks. The fiscal year-end of certain of Agway's subsidiaries, including Agway Energy Products LLC, Telmark LLC, and Agway Insurance Company, is June 30, and these subsidiaries are consolidated on that basis. Effective July 1, 2001, the fiscal year-end has been changed to June 30 each year for the company as a whole and each of its divisions. Quarterly reports will be at quarters ended on September 30, December 31, and March 31.

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

Restricted Cash
Certain cash accounts amounting to $8,306 and $10,103 at June 2001 and June 2000, respectively, collateralize certain Telmark lease-backed notes payable. This cash is held in segregated cash accounts by Telmark pending distribution and is restricted in its use.

Accounts Receivable
Agway uses the allowance method to account for doubtful accounts and notes.

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

Inventories
Inventories are stated at the lower of cost or market. For those inventories stated at cost, we use the average unit cost or the first-in, first-out method.

Commodity Instruments
The Company's Energy segment enters into a combination of exchange-traded futures and options contracts and, in certain circumstances, over-the-counter options (collectively "derivatives") to manage the price risk associated with future purchases of the commodities used in its operations, principally heating oil and propane. Energy has fair value hedges associated with its fixed price purchase contracts and cash flow hedges for its variable priced purchase contracts. The derivatives are specifically matched in volume and maturity with the various purchase commitments of the business and generally expire within a year. The value of option contracts that Energy enters into has two components: time and intrinsic value. The intrinsic value is the value by which the option is in the money. The remaining amount of option value is attributable to time value. Energy does not include the time value of option contracts in its assessment of hedge effectiveness and therefore records changes in the time value component of its options currently in earnings. At June 30, 2001, Energy had a derivative liability of $300. An after-tax total of $190 of deferred net unrealized losses on derivatives instruments were accumulated in other comprehensive income and are expected to be reclassified into earnings during the next 12 months. The pre-tax earnings impact for the time value component of option value not used in assessing hedge effectiveness totaled $1,800 upon the initial adoption of SFAS No. 133 at July 1, 2000, and is included, net of tax, in the cumulative effect of accounting change. For the year ended June 30, 2001, $3,700 is included in cost of goods sold for the change in option time value not used in the assessment of hedge effectiveness.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commodity Instruments (continued)
In the Country Products Group segment, exchange-traded soybean oil futures contracts are used principally to manage the price risk of confection and bakery kernel sunflower seeds which are purchased from growers by CPG and sold to customers. Foreign currency forward contracts are entered into to manage fluctuations in foreign currency denominated sales transactions. Because the commodity instrument used by CPG (soybean oil futures contracts) does not create a highly effective hedging relationship (as defined by SFAS No. 133) with the sunflower seed purchase contracts, and because the timing of the foreign currency contracts does not match the associated sales contracts, these derivatives are marked to market currently in earnings.

Marketable Securities
All marketable securities relate entirely to Agway's Insurance operations, are classified as available-for-sale, and are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income (loss).

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

Patronage refunds received from the cooperative bank are recorded as a reduction of interest expense and totaled approximately $1,800, $1,200 and $1,400 for the years ended June 2001, June 2000 and 1999, respectively. Patronage refunds received on the stock of other cooperatives are reflected in other income.

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

Other Assets
Other assets include approximately $12,400 and $15,800 at June 2001 and 2000, respectively, of costs in excess of the fair value of net tangible assets acquired in purchase transactions (goodwill) as well as acquired non-compete agreements, customer lists, and trademarks. Goodwill and other intangible assets are amortized on a straight-line basis ($1,600 over 1 to 10 years, $7,800 over 12 to 20 years, and $3,000 over 40 years). Amortization included in operating results totaled approximately $2,300, $2,000 and $1,500 for fiscal years ending June 2001, 2000 and 1999, respectively. Other assets are reviewed for impairment, as described under Impairment of Long-Lived Assets below.

Comprehensive Income
Comprehensive income consists of net earnings (loss), the net change in unrealized gains and losses on available-for-sale securities, net of tax, and deferred gains and losses on cash flow hedges, net of tax. The unrealized gains and losses on available-for-sale securities are net of tax expense (benefit) of $477, $(288) and $(342) for 2001, 2000 and 1999, respectively. The deferred gains and losses on derivatives are net of tax of $(126) in 2001.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets
In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets and certain identifiable intangibles to be held and used by an entity are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value to fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The pre-tax charge for impairment is included in other income, net, on the consolidated statements of operations and totaled $4,400, $400 and $700 in 2001, 2000 and 1999, respectively.

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

Advertising/Research and Development Costs
Agway expenses advertising and research and development costs as they are incurred. Advertising expenses included in selling, general and administrative expenses for the years ended June 2001, 2000 and 1999 were approximately $11,800, $13,200 and $11,600, respectively. Net research and development costs were approximately $500, $2,900 and $1,800 for the years ended June 2001, 2000 and 1999, respectively.

Income Taxes
Agway is subject to income taxes on all income not distributed to patrons as patronage refunds and provides for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is reasonably assured. The provision for income taxes has been allocated between continuing and discontinued operations for all years presented.

Patronage Refunds
Patronage refunds are declared and paid at the discretion of the Board of Directors in accordance with the provision of the By-laws of Agway. Patronage refunds are based on taxable earnings on patronage business and, when declared, are paid in cash.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
We record revenue from product sales when the goods are shipped and title and risk of loss passes to the customer. Revenue from service contracts is accounted for when the services are provided.

Impact of Recently Issued Accounting Standards
In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141, "Business Combinations," (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) which are effective July 1, 2001 and July 1, 2002, respectively, for the Company. SFAS No. 142 allows for early adoption, as of July 1, 2001, by the Company. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001, will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of SFAS No. 141 and SFAS No. 142 and assessing the impact of adoption. (See Other Assets section of this Note for details of intangible and goodwill asset balances and amounts of annual amortization.)

2.  LEASES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Net investments in leases at fiscal year-end were as follows:

                                                                                       June 2001            June 2000
                                                                                    --------------       --------------
Gross leases:
     Commercial and agricultural................................................    $    936,144        $     860,788
     Retail ....................................................................          17,562               20,388
                                                                                    -------------       --------------
         Total leases...........................................................         953,706              881,176
Unearned interest and finance charges...........................................        (264,922)            (239,358)
Net deferred origination costs..................................................          15,072               13,568
                                                                                    -------------       --------------
     Net investment.............................................................         703,856              655,386
Allowance for credit losses.....................................................         (35,516)             (32,536)
                                                                                    --------------      ---------------
     Net leases receivable......................................................    $    668,340        $     622,850
                                                                                    ==============      ===============

Included within the above are estimated unguaranteed residual values of leased property approximating $103,700 and $92,700 at June 2001 and 2000, respectively. Additionally, as of June 2001 and 2000, the recognition of interest income was suspended on approximately $6,400 and $6,000, respectively, of net leases.

Maturities of gross leases over the next five years and thereafter are as follows at June 2001: $247,823 in 2002; $202,283 in 2003; $156,736 in 2004;
$108,373 in 2005; $70,753 and 2006; and $167,738 thereafter.

3.  INVENTORIES

Inventories consist of the following:

                                                                                       June 2001            June 2000
                                                                                     -------------       --------------
Finished goods..................................................................    $      80,240        $      101,859
Raw materials...................................................................            6,122                 7,982
Supplies........................................................................            2,264                 2,099
                                                                                    --------------       --------------
     Total inventories..........................................................    $      88,626        $      111,940
                                                                                    ==============       ===============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


4.  MARKETABLE SECURITIES

All marketable securities relate to Agway's insurance operations and are classified as available-for-sale. At June 2001, we did not hold any debt from a single issuer that exceeded 10 percent of shareholders' equity. Marketable securities are summarized as follows:

                                                                               Gross           Gross
                                                            Amortized       Unrealized       Unrealized           Fair
                                                              Cost             Gains           Losses             Value
                                                         --------------   --------------    -------------    --------------
June 2001
---------
U.S. government securities and obligations............   $       7,012    $          95     $         (34)   $      7,073
Mortgage-backed securities............................          12,214              127               (30)         12,311
Corporate securities..................................          16,557              215               (74)         16,698
Equity securities  ...................................           1,579                0              (105)          1,474
                                                         --------------   --------------    --------------   --------------
     Total available-for-sale marketable securities...   $      37,362    $         437     $        (243)   $     37,556
                                                         ==============   ==============    ==============   ==============

                                                                               Gross          Gross
                                                            Amortized       Unrealized      Unrealized            Fair
                                                              Cost             Gains          Losses              Value
                                                         --------------   --------------    -------------    --------------
June 2000
---------
U.S. government securities and obligations............   $       5,236    $           9     $        (202)   $      5,043
Mortgage-backed securities............................          14,256               21              (294)         13,983
Corporate securities..................................          17,972                0              (744)         17,228
                                                         --------------   --------------    --------------   --------------
     Total available-for-sale marketable securities...   $      37,464    $          30     $      (1,240)   $     36,254
                                                         ==============   ==============    ==============   ==============

The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other-than-temporary, and interest and dividends are included in income. Gross gains of approximately $23, $0 and $4 were realized on sales of debt securities in 2001, 2000 and 1999, respectively. Gross losses realized on sales of debt securities totaled approximately $270, $74 and $36 in 2001, 2000 and 1999, respectively.

The amortized cost and the fair value of available-for-sale securities at June 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                            Amortized          Fair
                                                                                              Cost             Value
                                                                                         --------------   --------------
Due within one year or less...........................................................   $       1,805    $       1,815
Due after one year through five years.................................................           6,260            6,358
Due after five years through ten years................................................          14,546           14,629
Due after ten years...................................................................          14,751           14,754
                                                                                         --------------   --------------
                                                                                         $      37,362    $      37,556
                                                                                         ==============   ==============


5.  OTHER SECURITY INVESTMENTS

Other security investments consist of the following:

                                                                                        June 2001           June 2000
                                                                                     -------------       -------------
CF Industries, Inc................................................................   $     25,260        $     25,260
CoBank, ACB.......................................................................         16,696              16,648
Other.............................................................................          9,873               9,564
                                                                                     -------------       -------------
                                                                                     $     51,829        $     51,472
                                                                                     =============       =============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


6.  PROPERTIES AND EQUIPMENT

Properties and equipment, at cost, including capital leases, consist of the following at:

                                                                     Owned               Leased             Combined
                                                                ---------------       -------------       --------------
June 2001
---------
Land and land improvements...................................   $       24,236       $          0        $       24,236
Buildings and leasehold improvements.........................           95,923              7,061               102,984
Machinery and equipment......................................          314,273                473               314,746
Capital projects in progress.................................            6,837                  0                 6,837
                                                                ---------------      -------------       ---------------
                                                                       441,269              7,534               448,803
Less: accumulated depreciation and amortization..............          266,758              4,690               271,448
                                                                ---------------      -------------       ---------------

Properties and equipment, net................................   $      174,511       $      2,844        $      177,355
                                                                ===============      =============       ===============


                                                                     Owned               Leased             Combined
                                                                ---------------       -------------       -------------
June 2000
---------
Land and land improvements...................................   $       21,381       $          0        $       21,381
Buildings and leasehold improvements.........................           93,290              7,061               100,351
Machinery and equipment......................................          307,372                473               307,845
Capital projects in progress.................................           13,720                  0                13,720
                                                                ---------------      -------------       ---------------
                                                                       435,763              7,534               443,297
Less: accumulated depreciation and amortization..............          263,624              3,889               267,513
                                                                ---------------      -------------       ---------------

Properties and equipment, net................................   $      172,139       $      3,645        $      175,784
                                                                ===============      =============       ===============

Depreciation and amortization expense relating to properties and equipment amounted to approximately $24,600, $24,200 and $23,200 in 2001, 2000 and 1999,
respectively.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


7.  RETIREMENT BENEFITS

Pension Plan
The Employees' Retirement Plan of Agway Inc. is a non-contributory defined benefit pension plan covering the majority of employees of Agway Inc. The plan's benefit formulae bases payment on a pension equity formula and also include incentive compensation as pensionable earnings for all employees. Generally, pension costs are funded annually at no less than the amount required by law and no more than the maximum allowed by federal income tax guidelines. The vested benefit obligation is based on the actuarial present value of the benefits that the employee would be entitled to at the expected retirement date.

The majority of the plan's investments consist of U.S. government and agency securities, U.S. corporate bonds, U.S. and foreign equities, equity and bond funds and temporary investments (short-term investments in demand notes and money market funds). At June 2001 and 2000, retirement plan assets included Agway debt securities and preferred stock with estimated fair values of $10,100 and $15,100, respectively.

The Employees' Retirement Plan of Agway Inc. has assets that exceed the benefit obligation. The following tables set forth the plan's funded status and amounts recognized in Agway's consolidated financial statements at June 2001 and 2000 as a net pension asset. The net pension income is summarized for each of the three years ended June 2001:

                                                                                          2001                2000
                                                                                     -------------       --------------
Change in Benefit Obligation
----------------------------
Benefit obligation at beginning of year..........................................    $     338,503       $     345,917
Service cost (with interest).....................................................            9,195               9,975
Interest cost....................................................................           24,697              24,661
Amendments.......................................................................              419                   0
Curtailment......................................................................                0                 458
Actuarial gain (loss) ...........................................................            4,650              (6,738)
Benefits paid....................................................................          (44,330)            (35,770)
                                                                                     ---------------     ---------------
Benefit obligation at end of year................................................    $     333,134       $     338,503
                                                                                     ===============     ===============

Change in Plan Assets
---------------------
Fair value of plan assets at beginning of year...................................    $     569,633       $     578,975
Actual return on plan assets.....................................................           41,506              26,428
Benefits paid....................................................................          (44,330)            (35,770)
                                                                                     ---------------     ---------------
Fair value of plan assets at end of year.........................................    $     566,809       $     569,633
                                                                                     ===============     ===============

Funded status....................................................................    $     233,675       $     231,130
Unrecognized prior service cost..................................................           20,147              23,219
Unrecognized net gain............................................................          (24,144)            (40,894)
                                                                                     ---------------     ---------------
Net pension asset................................................................    $     229,678       $     213,455
                                                                                     ===============     ===============


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


7.  RETIREMENT BENEFITS (CONTINUED)

Pension Plan (continued)

                                                                     2001                 2000                1999
                                                                --------------       -------------       --------------
Components of Net Pension Income
--------------------------------
Service cost (with interest).................................   $       9,195        $       9,975       $       9,835
Interest cost................................................          24,697               24,661              23,948
Expected return on plan assets...............................         (53,606)             (53,350)            (53,682)
Amortization of:
    Transition obligation....................................               0               (4,705)             (4,705)
    Prior service cost.......................................           3,491                4,134               4,566
    Actuarial gains and losses...............................               0                 (278)             (1,330)
Recognized curtailment (gain)/loss(1)........................               0                4,268                   0
                                                                --------------       --------------      --------------
Net pension income...........................................   $     (16,223)       $     (15,295)      $     (21,368)
                                                                ===============      ===============     ===============

Weighted-Average Assumptions as of June 30
------------------------------------------
Discount rate................................................            7.75%               7.75%                7.50%
Expected return on plan assets...............................            9.75%               9.75%                9.50%
Rate of compensation increase................................            5.00%               5.00%                5.00%

(1) In the second quarter of fiscal 2000, Agway's Board of Directors approved a plan to restructure the Company's retail store distribution system by selling or converting the Agway-owned and operated retail stores into dealer- owned and operated stores. As a result of a large number of Agway employees leaving the Company, a curtailment of both the pension and postretirement benefit plans occurred. The impact of this curtailment was as follows:

                                                                                        Pension           Postretirement
                                                                                     ------------        ---------------
Change in benefit obligation.......................................................  $        458        $         424
Curtailment charge.................................................................  $      4,268        $       1,451

The curtailment charge for both the pension and postretirement benefits noted above were included in the loss on disposal of the retail business in 2000.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


7.  RETIREMENT BENEFITS (CONTINUED)

Postretirement Benefits
Agway provides postretirement health care and life insurance benefits to eligible retirees and their dependents. Eligibility for benefits depends upon age and years of service. The benefit obligation under Agway's postretirement benefit plans are general, unsecured obligations of the Company and are not funded. The accrued postretirement benefit cost expected to be paid in the next year is in other current liabilities, while the remaining amount is included in other liabilities. The reconciliation of funded status at June 2001 and 2000 and the net periodic postretirement benefit cost at June 2001, 2000 and 1999 recognized in Agway's consolidated financial statements were as follows:

                                                                                          2001                2000
                                                                                     -------------       --------------
Change in Benefit Obligation
----------------------------
Benefit obligation at beginning of year...........................................   $     (40,704)      $     (43,937)
Service cost (with interest)......................................................            (668)               (685)
Interest cost.....................................................................          (2,999)             (3,118)
Plan participant contributions....................................................          (1,108)             (1,502)
Actuarial gain (loss).............................................................          (2,269)              2,360
Curtailment.......................................................................               0                 424
Benefits paid.....................................................................           5,537               5,754
                                                                                     -------------       --------------
Benefit obligation at end of year.................................................   $     (42,211)      $     (40,704)
                                                                                     ===============     ===============

Funded status.....................................................................   $     (42,211)      $     (40,704)
Unrecognized prior service cost...................................................             917               1,038
Unrecognized net gain.............................................................            (138)             (2,067)
Unrecognized net transition obligation............................................          13,886              15,042
                                                                                     --------------      --------------
Accrued postretirement benefit cost...............................................   $     (27,546)      $     (26,691)
                                                                                     ===============     ===============

                                                                     2001                 2000                1999
                                                                --------------       -------------       --------------
Components of Net Periodic Postretirement Benefit Cost
------------------------------------------------------
Service cost (with interest).................................   $         668        $        685        $         699
Interest cost................................................           2,999               3,118                3,028
Amortization of:
    Transition obligation....................................           1,156               1,188                1,255
    Prior service cost.......................................             121                 125                  132
Recognized curtailment (gain)/loss(2)........................               0               1,451                    0
                                                                --------------       -------------       --------------
Net periodic postretirement expense..........................   $       4,944        $      6,567        $       5,114
                                                                ==============       =============       ==============

(2)  See  Pension  Plan  section  of  this   footnote  for   discussion  of  the
postretirement plan curtailment in 2000.

In determining the benefit obligation, the weighted average discount rate used was 7.75% for both June 2001 and 2000, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effect:

                                                                                        1% Point            1% Point
                                                                                        Increase            Decrease
                                                                                     -------------       --------------
As of June 2001
---------------
Effect on total of service and interest cost components...........................   $        184        $       (157)
Effect on year-end benefit obligation.............................................          1,271              (1,118)

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


7.  RETIREMENT BENEFITS (CONTINUED)

Postretirement Benefits (continued)
For measurement purposes, the assumed health care cost trend rate used to measure Agway's accumulated benefit obligation for persons under age 65 was 10% for June 2001 and 6.8% for June 2000. The health care cost trend rate assumption for fiscal 2002 and forward at June 2001 decreases gradually until the year 2006, when the ultimate trend rate is then fixed at 5%. For persons over age 65, Agway has an insured medical program limiting Agway's subsidy to a per month/per retiree basis.

Employees' Thrift Investment Plan
The Agway Inc. Employees' 401(k) Thrift Investment Plan is a defined contribution plan covering a substantial majority of employees of Agway and its subsidiaries. Under the plan, each participant may invest up to 15% of his or her salary, of which a maximum of 6% qualifies for an Agway matching contribution. Participant contributions are invested at the option of the participant in any combination of eight funds.

Agway will contribute, as a matching contribution, an amount of at least 10%, but not more than 50%, of each participant's regular contributions, as defined, up to 6% of his or her salary on an annual basis. Agway contributions to this plan for years ended June 2001, 2000 and 1999 were approximately $1,700, $1,600 and $1,300, respectively. For the years ended June 2001, 2000 and 1999, the Board of Directors of Agway approved an additional match of 20% to supplement the minimum contribution level of 10%.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


8.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                                   June 2001           June 2000            June 1999
                                                                --------------       -------------       --------------
Continuing operations:
     Current:
          Federal............................................   $           0        $      7,968        $       4,844
          State..............................................           1,227               1,653                1,574
     Deferred................................................          (8,547)             (2,757)               3,841
     Increase in valuation allowance.........................           1,514                   0                    0
                                                                --------------       -------------       --------------
                                                                $      (5,806)       $      6,864        $      10,259
                                                                ==============       =============       ==============

Discontinued operations:
     Current:
          Federal............................................   $           0        $     (7,968)       $      (6,099)
          State..............................................               0                (448)                (397)
     Deferred................................................               0                (175)                 410
                                                                --------------       -------------       --------------
                                                                            0        $     (8,591)       $      (6,086)
                                                                ==============       ==============      ==============

The effective income tax rate on earnings from continuing operations before income taxes differs from the federal statutory regular tax rate as follows:

                                                                   June 2001           June 2000           June 1999
                                                                --------------       -------------       --------------

Statutory federal income tax rate............................         (34.0%)              35.0%               35.0%

Tax effects of:
     Impact from change in legal structure (1)...............         (14.6)                0.0                 0.0
     Adjustment to prior years' tax liabilities..............         (14.6)                0.0                 0.0
     Valuation allowance.....................................          11.1                 0.0                 0.0
     State income taxes, net of federal benefit (2)..........           3.9                 8.3                 6.0
     Nondeductible items (3).................................           4.2                 5.1                 3.5
     Other items.............................................           1.5                 4.3                (0.3)
                                                                --------------       -------------       -------------
          Effective income tax rate..........................         (42.5%)              52.7%               44.2%
                                                                ==============       =============       ==============

(1) Effective July 1, 2001, for reasons described in Note 19, Agway simplified its corporate structure by merging AFC and AHI into Agway Inc. The change in net deferred tax liabilities reflects the expected future tax rate from this structure.

(2) For state income tax purposes, Agway does not file combined income tax returns and is therefore unable to recognize the benefit of certain net operating losses incurred by subsidiaries.

(3) Nondeductible items are principally related to goodwill amortization and meal and entertainment expenses.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


8.  INCOME TAXES (CONTINUED)

The components of the deferred tax assets and liabilities were as follows:

                                                                                        June 2001          June 2000
                                                                                     -------------       --------------
Deferred tax assets:
     Net operating loss (NOL) carryforward........................................   $      28,206       $      23,251
     Medical liabilities..........................................................          10,736              10,433
     Other liabilities............................................................          10,867              13,268
     Self-insurance reserves......................................................          11,024               9,406
     Alternative minimum tax (AMT) credit carryforward............................           7,530               6,005
     Deferred compensation........................................................           5,037               4,854
     Inventory allowance..........................................................           4,265               3,172
     Accounts and lease receivable allowance......................................          16,350              14,411
     Environmental liabilities....................................................           1,864               2,297
     Investment tax credit (ITC) carryforward.....................................           1,405               1,604
                                                                                     ---------------     ---------------
          Gross deferred tax asset................................................          97,284              88,701
              Less valuation allowance............................................          (1,514)                  0
                                                                                     ---------------     ---------------
                   Total net deferred tax assets..................................          95,770              88,701

Deferred tax liabilities:
     Pension assets...............................................................          82,867              76,729
     Excess of tax-over-book depreciation.........................................          12,315              17,617
     Net leasing activity.........................................................          19,936              18,455
     Prepaid medical expenses.....................................................             334               1,039
     Other assets  ...............................................................           1,557               1,120
                                                                                     ---------------     ---------------
          Total deferred tax liability............................................         117,009             114,960
                                                                                     ---------------     ---------------
              Net deferred tax liability..........................................   $     (21,239)      $     (26,259)
                                                                                     ===============     ===============

Agway's net deferred tax liability at June 2001 and 2000 of $21,239 and $26,259, respectively, consists of a net current asset of $49,379 and $28,887 included in prepaid expenses and a net long-term liability of $70,618 and $55,146 included in other liabilities, respectively. The total gross deferred tax assets are partially offset by a valuation allowance of $1,514 at June 2001. This allowance is required to reflect the net realizable value of ITC carryforward expiring in 2002 and 2003 and charitable contribution carryforwards that expire in 2001-2005. Based on Agway's history of taxable earnings and our expectations for the future, management has determined that operating income and reversal of future taxable temporary differences will more likely than not be sufficient to recognize all of our other net deferred tax assets.

At June 2001, the federal AMT credit can be carried forward indefinitely. The net operating loss (NOL) carryforward expires at various intervals between 2010 and 2020.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


9.  SHORT-TERM NOTES PAYABLE

As of June 2001, Agway had certain facilities available with various financial institutions whereby lenders have agreed to provide funds up to $564,300 to separately financed units of Agway as follows: Agway, excluding Telmark and Insurance - $175,000 and Telmark - $389,300. The Agway amount is a $175,000 short-term line of credit, up to $35,000 of which can be used for letters of credit. At June 2001, letters of credit issued, primarily to back Agway insurance programs, under the Agway Senior Debt totaled approximately $22,400. The carrying amounts of Agway's short-term borrowings approximate their fair value and were as follows:

                                                                     Agway              Telmark             Total
                                                                --------------       -------------      --------------
June 2001
---------
Bank lines of credit.........................................   $      61,342        $    120,638       $     181,980
                                                                ==============       =============      ==============
Weighted average interest rate...............................           7.22%               4.67%
                                                                ==============       =============

                                                                     Agway               Telmark              Total
                                                                --------------       -------------      --------------
June 2000
---------
Bank lines of credit.........................................   $      51,900        $     75,676       $     127,576
Commercial paper.............................................          50,000                   0              50,000
                                                                --------------       -------------      --------------
                                                                $     101,900        $     75,676       $     177,576
                                                                ==============       =============      ==============
Weighted average interest rate...............................           7.93%               7.36%
                                                                ==============       =============

The interest rate charged on bank lines of credit ranged from 4.45% to 7.31% at June 2001.

Effective March 28, 2001, Agway and AFC established a new senior debt facility (the Agway Senior Debt) for all business operations except for Agway Insurance Company and Telmark and Telmark's subsidiaries (Telmark). The Agway Insurance Company is independently financed through operations and liquidity provided by its investment portfolio. Telmark finances itself through a series of credit arrangements that are independent from the Agway Senior Debt. Each of those arrangements is more fully described in this footnote. Effective July 1, 2001, AFC was merged into Agway. As a result, Agway assumed liability for any amounts borrowed by AFC under the Credit Agreement (as defined below).

The Agway Senior Debt is a syndicated three-year asset-based revolving line of credit for up to $175,000 pursuant to the terms of a credit agreement dated March 28, 2001 (and amended as of September 14, 2001) between Agway, certain of its subsidiaries and a syndicated group of lenders (the Credit Agreement). Up to $35,000 of this line of credit can be designated for use as letters of credit. In this asset-based line of credit, the amount available to Agway is the lesser of the "collateral borrowing base" or the $175,000 upper limit of the line of credit. The collateral borrowing base consists of certain of Agway's eligible accounts receivable and inventory (as defined under the Credit Agreement). Certain covenants and conditions of the Credit Agreement, as more fully discussed below, restrict the use of funds and reduce the practical availability of financing under the agreement by $25,000 to a maximum of $150,000. The credit facilities that this senior debt financing replaces amounted to a total availability for letters of credit and lines of credit of up to $148,000. Amounts owed under the former facilities have been repaid and those facilities have been terminated. Management believes that adequate collateral exists and will continue to exist so that the Agway senior debt financing is, and will continue to be, adequate to meet the ongoing needs of Agway.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


9.  SHORT-TERM NOTES PAYABLE (CONTINUED)

The Credit Agreement has a number of financial covenants which restrict our capital spending and require us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the Credit Agreement, minimum ratios of EBITDA to fixed charges and interest on senior debt, and a minimum outstanding balance of preferred stock, subordinated debt, and certain debt of a subsidiary. That minimum outstanding balance requirement, as amended (as discussed below) ranges from $455,000 to $465,000 throughout the year. (This minimum amount of capital we must maintain is referred to as the Minimum Capital.)

Other conditions of the Credit Agreement prevent us, in certain circumstances, from using funds we borrow under the Credit Agreement to pay interest or dividends on, or repurchase or repay principal of, our subordinated debt or preferred stock. To avoid these use restrictions, the Credit Agreement requires us to have a minimum excess borrowing capacity as defined in the agreement (collateral borrowing base greater than outstanding loans) of at least $20,000 if we are not in default under the Credit Agreement. If we are in default under the Credit Agreement, to avoid these use restrictions, the minimum excess borrowing capacity we must maintain increases to $25,000 (collateral borrowing base greater than outstanding loans). Further, if we are in default under the Credit Agreement, we are subject to these use restrictions if:

(a) we default on our payment of principal, interest or other amounts due to the lenders under the Credit Agreement;
(b) we fail to maintain the cash management procedures we agree to with the lenders under the Credit Agreement;
(c) we do not maintain  the Minimum Capital balance of $455,000 to $465,000;  or
(d) the agent under the Credit Agreement provides us with a written notice that such payments are no longer permitted.

These conditions reduce the practical availability under the senior debt financing from $175,000 to $150,000. The Credit Agreement was designed in part to allow and enable us to continue our past practice of repurchasing, at face value, certain subordinated debt and preferred stock when presented for repurchase prior to maturity. However, while it is our current intent to continue this historic practice, we are under no obligation to repurchase subordinated debt prior to its maturity and preferred stock when so presented, and may stop or suspend this practice at any time or may be required to stop or suspend such practice if we do not continue to meet the conditions of the Credit Agreement, including those described above.

As of June 30, 2001, the total amount outstanding under the Credit Agreement was $83,700, of which $22,400 was designated to letters of credit principally in support of Agway insurance programs under the Agway Senior Debt. Interest rates, as amended in the manner described below, are determined at the option of the Company, as either prime rate plus 2.00% or the London Interbank Offering Rate (LIBOR) rate plus 3.50%. These amended rates, effective September 14, 2001, are now approximately 25 basis points higher than the rates which were available to Agway in its prior senior debt financing arrangements.

As of June 30, 2001, Agway was in violation of certain of the financial covenants within the Credit Agreement because it had not maintained the required minimum level of EBITDA and the minimum ratios of EBITDA to fixed charges and interest on senior debt. On September 14, 2001, the syndicated group of lenders agreed to waive these violations, and further agreed to amend these covenants for each of the succeeding four quarters through June 2002 based on revised operating budgets for that period of time. In exchange for those amendments, Agway agreed to pay 25 basis points in additional interest on its borrowings, grant additional security interests in equipment and properties not previously secured, including a pledge of its membership interest in Telmark, and increase the minimum range of Minimum Capital of $455,000 to $465,000, an increase of $15,000, to reflect the actual increased balances outstanding at June 30, 2001, and the projections of the balances. Based on this waiver and amendment, Agway is currently in compliance with, and no default exists under, the terms of the Credit Agreement.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


9.  SHORT-TERM NOTES PAYABLE (CONTINUED)

Telmark borrows under short-term line of credit agreements and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. The current uncommitted short-term line of credit agreements permit Telmark to borrow up to $89,300 on an uncollateralized basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $300,000 partially collateralized revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The facility is partially collateralized by Telmark's investment in certain bank stock, which has a book value of $14,700 and $13,600 at June 2001 and 2000, respectively. The $89,300 lines of credit all have terms expiring during the next 12 months. The total amounts outstanding as of June 2001 and 2000 under the short-term lines of credit were $71,100 and $75,200, respectively, and under the short-term component of the revolving term loan facility were $49,500 and $500, respectively. The portion of the revolving term loan that is long-term at June 2001 and 2000 was $166,000 and $164,000, respectively.

10.  DEBT

Long-Term Debt:

Long-term debt consists of the following at June 2001:

                                                                                AFC
                                                                            (excluding
                                                              Agway          Telmark)          Telmark           Total
                                                         --------------   --------------   --------------   ---------------
Notes payable - banks (a).............................   $           0    $           0    $     166,000    $      166,000
Notes payable - insurance companies (b)(c)............               0                0          240,260           240,260
Other      ...........................................           9,214            1,790                0            11,004
                                                         --------------   --------------   --------------   ---------------
Subtotal long-term debt, excluding capital leases.....           9,214            1,790          406,260           417,264
Obligations under capital leases......................           1,425                0                0             1,425
                                                         --------------   --------------   --------------   ---------------
Total long-term debt..................................          10,639            1,790          406,260           418,689
Less: current portion.................................           1,307              143          146,496           147,946
                                                         --------------   --------------   --------------   ---------------
                                                         $       9,332    $       1,647    $     259,764    $      270,743
                                                         ==============   ==============   ==============   ===============

Long-term debt consists of the following at June 2000:

                                                                                AFC
                                                                            (excluding
                                                              Agway          Telmark)          Telmark          Total
                                                         --------------   --------------   --------------   ---------------
Notes payable - banks (a) ............................   $           0    $         525    $     164,000    $      164,525
Notes payable - insurance companies (b)(c) ...........               0                0          240,256           240,256
Other.................................................           9,776            1,772                0            11,548
                                                         --------------   --------------   --------------   ---------------
Subtotal long-term debt, excluding capital leases.....           9,776            2,297          404,256           416,329
Obligations under capital leases......................           1,560                0                0             1,560
                                                         --------------   --------------   --------------   ---------------
Total long-term debt..................................          11,336            2,297          404,256           417,889
Less: current portion.................................           2,812              626          132,773           136,211
                                                         --------------   --------------   --------------   ---------------
                                                         $       8,524    $       1,671    $     271,483    $      281,678
                                                         ==============   ==============   ==============   ===============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


10.  DEBT (CONTINUED)

(a) The portion of Telmark's revolving term loan facility that is long term at June 2001 of $166,000 bears interest at fixed rates ranging from 5.36% to 7.47%, with payments commencing August 2001 and final installments due in April 2004. (See Note 9 of the financial statements for discussions of collateralization and/or financial covenants relating to Telmark's and Agway's notes payable to banks.)

(b) At June 30, 2001, Telmark also had balances outstanding on uncollateralized senior note private placements totaling $149,500. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to each other and each contains financial covenants based on Telmark's financial statements, the most restrictive of which prohibit: (i) tangible net worth defined as consolidated tangible assets less total liabilities (excluding any notes payable to AHI (now Agway), from being less than an amount equal to or greater than the sum of $85,000, plus 50% of all net income (if a positive number) for all fiscal years ending after January 1, 2000. As of June 2001, the required minimum net worth is $96,900, (ii) the ratio of total liabilities less subordinated notes payable to AHI (now Agway) to members' equity plus subordinated notes payable to AHI (now Agway) from exceeding 5:1, (iii) the ratio of earnings available for fixed charges from being less than 1.25:1, (iv) equity distributions and restricted investments (as defined) made after July 1, 2000, from exceeding 50% of consolidated net income for the period beginning on July 1, 2000, through the date of determination, inclusive. As of June 2001, $6,100 of Telmark's member equity was free of this restriction, and (v) entering into lease transactions with Agway which exceed 5% of Telmark's total assets. As of June 2001, $15,200 is free of this restriction. For the year ended June 2001, Telmark complied with all its covenants contained in its borrowing arrangements.

(c) At June 30, 2001, Telmark, through two wholly owned special purpose subsidiaries, has four classes of lease- backed notes outstanding totaling $90,800 payable to institutional investors. Interest rates on these classes of notes range from 6.5% to 9.1%. The notes are collateralized by leases, which Telmark sold to these subsidiaries, having an aggregate present value of contractual lease payments equal to or greater than the principal balance of the notes, and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. Two notes relating to Telmark Lease Funding I, LLC were paid in full during 2001, and in June 2001, Telmark Lease Funding I, LLC was approved to be dissolved. The scheduled maturity of these notes is in varying amounts and dates through December 2008.

Subordinated Debt:

Subordinated debt consists of the following at June 2001:

                                                                      AFC
                                                                  (excluding
                                                                   Telmark)             Telmark              Total
                                                                ---------------      -------------       --------------
Subordinated money market certificates,
      due 2001 to 2016, interest at a weighted average
      rate of 8.2% with a range of 4.5% to 9.75%                $      442,551       $          0        $     442,551
Subordinated debentures, due 2001to 2009,
     interest at a weighted average rate of 8.0%
     with a range of 6.25% to 9.0%...........................            6,787             38,772               45,559
                                                                ---------------      -------------       --------------
Total subordinated debt......................................          449,338             38,772              488,110
Less:  current portion.......................................           47,628              8,320               55,948
                                                                ---------------      -------------       --------------
                                                                $      401,710       $     30,452        $     432,162
                                                                ===============      =============       ==============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


10.  DEBT (CONTINUED)

Subordinated debt consists of the following at June 2000:

                                                                     AFC
                                                                  (excluding
                                                                   Telmark)             Telmark              Total
                                                                --------------       -------------       --------------
Subordinated debentures, due 2001 to 2008,
     interest at a weighted average rate of 8.0%
     with a range of 6.0% to 8.75%...........................   $       7,177        $     37,398        $      44,575
Subordinated money market certificates,
     due 2000 to 2014, interest at a weighted average
     rate of 8.0% with a range of 4.5% to 9.5%...............         430,299                   0              430,299
                                                                --------------       -------------       --------------
Total subordinated debt......................................         437,476              37,398              474,874
Less:  current portion.......................................          51,628               5,497               57,125
                                                                --------------       -------------       --------------
                                                                $     385,848        $     31,901        $     417,749
                                                                ==============       =============       ==============

AFC's (now Agway's) subordinated debt is not redeemable by the holder, though Agway, through AFC, historically has had a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase prior to maturity. However, Agway is under no obligation to repurchase such debt when so presented, and may stop or suspend this repurchase practice at any time. In addition, the terms or conditions of the lines of credit may, in certain circumstances, cause Agway to limit or cease its past practices with regard to the repurchase of subordinated debt, as discussed in Note 9. The Agway subordinated debt bears interest payable semiannually on January 1 and July 1 of each year and for Telmark is payable quarterly on January 1, April 1, July 1, and October 1. The interest rates of AFC (now Agway's) money market certificates and Telmark's debentures are at the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks.

Maturities:
Aggregate annual maturities on long-term debt during the next five years ending June and thereafter are as follows:

                                                Capital                                                   Subordinated
                                                Leases            Borrowings              Total               Debt
                                            -------------       --------------       --------------      --------------
2002.....................................   $        190        $     147,830        $     148,020       $      55,948
2003.....................................            248              115,267              115,515              49,644
2004.....................................            248               84,054               84,302              48,011
2005.....................................            248                6,466                6,714              47,171
2006.....................................            248               23,311               23,559              35,912
Thereafter...............................            821               40,336               41,157             251,424
Imputed interest.........................           (578)                   0                 (578)                  0
                                            -------------       --------------       --------------      --------------
Total....................................   $      1,425        $     417,264        $     418,689       $     488,110
                                            =============       ==============       ==============      ==============

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

Commitments to extend credit at Agway's leasing subsidiary, Telmark, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Outstanding commitments to extend lease financing at June 2001 approximated $14,400.

Agway rents or leases a variety of equipment, vehicles, and building space. Rent expense for the years ended June 2001, 2000 and 1999 was approximately $15,300, $16,500 and $14,700, respectively. Future minimum payments under noncancelable operating leases are approximately $13,100, $11,300, $10,200, $9,500 and $9,300 for the years ending June 2002 through 2006, respectively, and approximately $9,900 thereafter.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


12.  PREFERRED STOCK

Values are whole numbers except where noted as (000s).

                                                                          Preferred Stock
                                       ---------------------------------------------------------------------------------------
                                                            Cumulative
                                       ---------------------------------------------------------     Honorary        Dollar
                                            6%             8%             8%              7%          Member         Amount
                                         Series A       Series B      Series B-1      Series C      Series HM       in 000s
                                       ------------   ------------   ------------   ------------   ------------   ------------
Par Value...........................   $       100    $       100    $       100    $       100    $        25
                                       ============   ============   ============   ============   ============
Shares Authorized...................       350,000        250,000        140,000        150,000         80,000
                                       ============   ============   ============   ============   ============
Shares Outstanding:
   Balance June 1998................       153,176        236,146         18,010         70,736          2,581    $    47,871
     Issued (redeemed), net.........       (19,405)        (1,357)             0        (28,782)             3         (4,954)
                                       ------------   ------------   ------------   ------------   ------------   ------------
   Balance June 1999................       133,771        234,789         18,010         41,954          2,584    $    42,917
     Issued (redeemed), net.........       (10,451)        (2,044)             0        (19,702)          (100)        (3,222)
                                       ------------   ------------   ------------   ------------   ------------   ------------
   Balance June 2000................       123,320        232,745         18,010         22,252          2,484    $    39,695
     Issued/redeemed), net..........       (10,475)        (2,047)             0         (8,371)          (116)        (2,092)
                                       ------------   ------------   ------------   ------------   ------------   ------------
   Balance June 2001................       112,845        230,698         18,010         13,881          2,368    $    37,603
                                       ============   ============   ============   ============   ============   ============

                                                                        Preferred Stock
                                       ------------------------------------------------------------------------
                                                             Cumulative
                                       ---------------------------------------------------------     Honorary
                                           6%             8%             8%              7%           Member
                                         Series A       Series B      Series B-1       Series C      Series HM
                                       ------------   ------------   ------------   ------------   ------------
Annual Dividends Per Share:
   June 1999........................   $      6.00    $      8.00    $      8.00    $      7.00    $     1.50
   June 2000........................   $      6.00    $      8.00    $      8.00    $      7.00    $     1.50
   June 2001........................   $      6.00    $      8.00    $      8.00    $      7.00    $     1.50

Shares Held in Treasury (purchased
at par value):
   June 1999........................       216,229         15,211        121,990        108,046         1,070
   June 2000........................       226,680         17,255        121,990        127,748         1,202
   June 2001........................       237,155         19,302        121,990        136,119         1,331

There are 10,000 shares of authorized preferred stock undesignated as to series, rate, and other attributes. The Series A preferred stock has priority with respect to the payment of dividends. Agway maintains the practice of providing a market by repurchasing, at par, preferred stock as the holders elect to tender the securities for repurchase, subject to Board of Directors' approval. However, while we currently intend to continue this historic practice, we are under no obligation to repurchase preferred stock when presented to us, and we may stop or suspend this practice at any time or may be required to stop or suspend such practice if we do not continue to meet the conditions of the Credit Agreement (see Note 9). The Series HM preferred stock may be issued only to former members of Agway and no more than one share of such stock may be issued to any one person. The preferred stock has no pre-emptive or conversion rights.

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

(3) ENERGY operates a full-service energy company which markets and services heating, ventilation and air-conditioning equipment and which sells and delivers fuel oil, kerosene, propane, gasoline and diesel fuel, as well as marketing natural gas and electricity where deregulation makes that possible.

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

                                                 Country
                                                 Products
Year ended June 2001             Agriculture      Group           Energy      Leasing     Insurance    Other(a)      Consolidated
--------------------            -------------  -------------  ------------  -----------   ---------  ------------    ------------
Net sales and revenues to
  unaffiliated customers....    $    514,080   $    198,183   $   723,242   $   84,868    $ 27,894   $        47     $ 1,548,314
Intersegment sales and
  revenues..................           9,493          4,608           691        1,325           0       (16,117)              0
                                -------------  -------------  ------------  -----------   ---------  ------------     ------------
    Total sales and revenues    $    523,573   $    202,791   $   723,933   $   86,193    $ 27,894   $   (16,070)    $ 1,548,314
                                =============  =============  ============  ===========   =========  ============    ============

Operating earnings (loss)...    $     (8,520)  $     (9,337)  $    21,297   $   21,242    $    329   $    (4,083)    $    20,928
Interest income.............           5,630             69         1,382            0           0         1,104           8,185
Interest expense............         (15,327)        (3,746)       (6,793)           0          (6)      (19,946)        (45,818)
Other income, net...........            (595)        (1,070)        4,186            0         488            20           3,029
                                -------------  -------------  ------------  -----------   ---------  ------------    ------------
Earnings (loss) before
  income taxes..............    $    (18,812)  $    (14,084)  $    20,072   $   21,242    $    811   $   (22,905)    $   (13,676)
                                =============  =============  ============  ===========   =========  ============    ============

Total assets................    $    270,294   $     67,571   $   181,800   $  735,707    $ 55,422   $   289,111     $ 1,599,905
Depreciation and amortization         11,010          5,224         8,645          303         115         1,599          26,896
Capital expenditures........           5,252          1,036        10,974          837         148           540          18,787

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


13.  FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING (CONTINUED)


                                                 Country
                                                 Products
Year ended June 2000             Agriculture      Group         Energy        Leasing     Insurance    Other(a)      Consolidated
--------------------            -------------  -------------  ------------  -----------   ---------  ------------    ------------
Net sales and revenues to
  unaffiliated customers....    $    488,417   $    190,221   $   575,568   $   76,626    $ 27,153   $        14     $ 1,357,999
Intersegment sales and
  revenues..................          20,268         11,780           438          159           0       (32,645)              0
                                -------------  -------------  ------------  -----------   ---------  ------------    ------------
   Total sales and revenues     $    508,685   $    202,001   $   576,006   $   76,785    $ 27,153   $   (32,631)    $ 1,357,999
                                =============  =============  ============  ===========   =========  ============    ============

Operating earnings (loss)...    $    (13,016)          (384)        9,001       20,059          30         2,184          17,874
Interest income.............           5,767            153         1,078            0           0         2,454           9,452
Interest expense............         (13,263)        (2,902)       (6,709)           0          (7)      (17,162)        (40,043)
Other income, net...........           6,972            248        18,655            0          17          (159)         25,733
                                -------------  -------------  ------------  -----------   ---------  ------------    ------------
Earnings (loss) before
  income taxes..............    $    (13,540)  $     (2,885)  $    22,025   $   20,059    $     40   $   (12,683)    $    13,016
                                =============  =============  ============  ===========   =========  ============    ============

Total assets................    $    293,859   $     71,636   $   183,462   $  670,364    $ 54,160   $   304,648     $ 1,578,129
Depreciation and amortization         10,778          4,413         8,839          386          98         1,657          26,171
Capital expenditures........          18,372          2,083         6,342            0          28           974          27,799


                                                 Country
                                                 Products
Year ended June 1999             Agriculture      Group         Energy        Leasing     Insurance    Other(a)      Consolidated
--------------------            -------------  -------------  ------------  -----------   ---------  ------------    ------------
Net sales and revenues to
  unaffiliated customers....    $    512,071   $    160,153   $   390,097   $   70,006    $ 27,968   $       (17)    $ 1,160,278
Intersegment sales and
  revenues..................          23,163         11,572           613            0           0       (35,348)              0
                                -------------  -------------  ------------  -----------   ---------  ------------    ------------
    Total sales and revenues    $    535,234   $    171,725   $   390,710   $   70,006    $ 27,968   $   (35,365)    $ 1,160,278
                                =============  =============  ============  ===========   =========  ============    ============

Operating earnings (loss)...    $     (8,565)  $      2,950   $    12,992   $   18,201    $    130   $     4,647     $    30,355
Interest income.............           6,467             10           614            0           0         1,551           8,642
Interest expense............         (12,529)        (2,239)       (5,119)           0         (12)      (14,845)        (34,744)
Other income, net...........           2,168         11,355         4,538          (43)        378           551          18,947
                                -------------  -------------  ------------  -----------   ---------  ------------    ------------
Earnings (loss) before
  income taxes..............    $    (12,459)  $     12,076   $    13,025   $   18,158    $    496   $    (8,096)    $    23,200
                                =============  =============  ============  ===========   =========  ============    ============


Total assets................    $    269,884   $     64,365   $   133,624   $  596,905    $ 55,578   $   316,816     $ 1,437,172
Depreciation and amortization         10,247          3,959         8,506          493          92         1,431          24,728
Capital expenditures........          13,943          4,707         5,002          511          89         2,910          27,162


(a)   Represents unallocated net corporate items and intersegment eliminations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


14.  DISCONTINUED OPERATIONS

In fiscal 2000, the former Agway retail services business consisted of two major components, a retail store distribution system and a wholesale procurement and supply system. In the second quarter of fiscal 2000, the Agway Board of Directors approved a plan to restructure the retail store distribution system. This plan called for the sale or closure of the 227 Agway retail properties. In the spring of 2000, the Agway Board of Directors authorized the sale of the wholesale procurement and supply system to Southern States Cooperative, Inc. An agreement for this sale was executed on June 20, 2000 and closed on July 31, 2000. The sale of the wholesale procurement and supply system, when combined with the sale and closure of the Agway-owned or operated retail stores, constituted a plan to discontinue operations of the retail services business. For financial reporting purposes, the measurement date upon which this discontinued operation plan became effective was June 20, 2000. Operating results of the retail services business, including restructuring activity which took place through that date, are included in the operating loss from discontinued operations in the financial statements for the year ended June 2000. The anticipated gains and losses after June 20, 2000 from the future anticipated sale of the wholesale procurement and supply system, which was consummated on July 31, 2000, and the sale or closure of the remaining Agway-owned or operated retail store properties, as well as the results of their future operations through the anticipated dates of sale, are included in the loss on disposal of the retail services business in the June 2000 statement of operations. Prior year financial results reflect the retail services business as a discontinued operation. All retail store operations ceased during 2001 and the company is continuing to market the former store properties for sale.

The net sales and revenues from discontinued operations (retail services business) were approximately $26,400, $222,400 and $285,200 in 2001, 2000 and
1999, respectively. Interest expense allocated to discontinued operations totaled $500, $4,100 and $6,200 in 2001, 2000 and 1999, respectively.

A summary of net assets of discontinued operations at June 2001 and 2000 was as follows:

                                                                                            2001              2000
                                                                                       --------------    --------------
Accounts receivable..................................................................  $         662     $      22,982
Inventory............................................................................              0            18,408
Property, plant and equipment, net...................................................          8,525            18,989
Other assets, net....................................................................          7,107            25,470
Accounts payable and accrued expenses................................................         (9,306)          (49,413)
Long-term liabilities................................................................         (1,574)           (2,158)
                                                                                       --------------    --------------
Net assets of discontinued operations................................................  $       5,414     $      34,278
                                                                                       ==============    ==============

Total net assets of discontinued operations of $5,414 remain as of June 2001, and no adjustments to the estimated net loss on disposal of discontinued operations established as of the June 20, 2000, measurement date was required.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


15.  AGRICULTURE REALIGNMENT

On December 7, 2000, the Agway Board of Directors approved a plan to realign the Agriculture segment of Agway's business (the Agriculture Plan). The Agriculture Plan is intended to realign the Agriculture segment with the continuing concentration of farming and our member farmers in the northeastern United States. The Agriculture Plan calls for the formation of a Feed and Nutrition Division and an Agronomy Division that are being structured to enable Agway to act as a wholesaler of its agricultural products in its traditional marketplace and as a retailer of its agricultural products in select markets. In addition to establishing the management and systems support structures, 60 locations have been identified for conversion to dealer operations, sale, or closure. Approximately 412 employees working at the identified locations may be paid severance. As of June 30, 2001, the management structure is in place, and the realignment is in process. It is expected the system support conversion, and the majority of the facility conversions and closings, will be substantially completed on or about September 30, 2001. Sale of closed facilities is estimated to take place through June 2002. Gains on the sale of properties are recognized when realized. Inventories have been reduced to their estimated net realizable values. Operating costs during the transition period are recognized when incurred. During this transition period, we expect continued losses from the Agriculture segment's operations, due in part to the costs associated with the Agriculture Plan. Costs associated with the Agriculture Plan incurred in 2001 are summarized below. As of June 30, 2001, a total of $3,372 remains accrued for expected severance costs. In 2002, while still in the transition phase, the Agriculture segment's operating losses in total will likely continue, but we expect substantial improvement in the Agriculture segment's operating results to begin.

                                                                                                    Fiscal Year Ended
                                                                                                      June 30, 2001
                                                                                                -----------------------
Net gain on sale of assets...................................................................   $                  879
Loss on sale/liquidation of inventory........................................................                     (360)
Impairment on long-lived assets..............................................................                     (771)
Severance costs..............................................................................                   (3,463)
Other transaction costs......................................................................                      (60)
                                                                                                -----------------------
   Net loss on realignment activity..........................................................   $               (3,775)
                                                                                                =======================

16.  OTHER INCOME (EXPENSE)

The components of other income (expense) for the years ended June 2001, 2000 and 1999 are summarized below:

                                                                     2001                 2000                1999
                                                                --------------       -------------       --------------

Patronage refund income......................................   $         360        $        787        $       1,231
Rent and storage revenue.....................................             684               2,964                3,155
Gain (loss) on disposition of:
     Businesses..............................................               0               1,098               11,097
     Other security investments..............................            (509)             (1,044)              (1,267)
     Properties and equipment................................           2,215              13,995                  655
Negotiated settlement........................................               0               5,049                    0
Other, net...................................................             279               2,884                4,076
                                                                --------------       -------------       --------------
                                                                $       3,029        $     25,733        $      18,947
                                                                ==============       =============       ==============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


17.  SUPPLEMENTAL DISCLOSURES ABOUT CASH FLOWS

                                                                     2001                 2000                1999
                                                                --------------       -------------       --------------
Additional disclosure of operating cash flows: Cash paid
during the year for:
          Interest...........................................   $      43,644        $      38,905       $      35,310
                                                                ==============       ==============      ==============
          Cost of leasing operations (interest)..............   $      35,399        $      30,774       $      28,629
                                                                ==============       ==============      ==============
          Income taxes.......................................   $         290        $       2,727       $       2,586
                                                                ==============       ==============      ==============

Additional disclosure for non-cash investing and financing activities:

     Dividends declared but unpaid at fiscal year-end........   $       1,521        $       1,592       $       1,702
                                                                ==============       ==============      ==============
     Note receivable from sale of business...................   $      12,522        $       -           $        -
                                                                ==============       ==============      ==============


18.  FINANCIAL AND COMMODITY INSTRUMENTS

Fair Value
Carrying amounts of trade notes and accounts receivable, financial instruments included in other assets and other liabilities, notes payable, and accounts payable approximate their fair values because of the short-term maturities of these instruments. The fair value of Agway's long-term debt and subordinated debentures is estimated based on discounted cash flow computations using estimated borrowing rates available to Agway ranging from 5.3% to 10.0% in 2001 and 7.7% to 10% in 2000.

The carrying amounts and estimated fair values of Agway's significant financial instruments held for purposes other than trading at June 2001 and 2000 were as follows:

                                                                2001                                 2000
                                                   -------------------------------      ------------------------------
                                                     Carrying             Fair            Carrying            Fair
                                                      Amount              Value            Amount             Value
                                                   -------------     -------------      -------------    -------------
Liabilities:
Long-term debt (excluding capital leases).......   $    417,264      $    430,843       $    416,329      $   423,843
Subordinated debentures.........................        488,110           487,489            474,874          436,970

Agway determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The fair value of Agway's over-the- counter contracts is determined based on quotes from brokers. The margin accounts for open commodity futures and option contracts, which reflect daily settlements as market values change, are recorded in advances and other receivables. The margin account represents Agway's basis in those contracts. As of June 30, 2001, the carrying and fair value of Agway's investment in commodity futures and option contracts was an asset of $1,700 and $1,700, respectively. As of June 24, 2000, the carrying and fair value of Agway's investment in commodity futures and option contracts was a gain of $5,300 and $8,200, respectively.

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

In the normal course of our operations, we have exposure to market risk from price fluctuations associated with commodities such as corn, soy complex, oats, confection and bakery kernel sunflower seeds, gasoline, distillate and propane. These price fluctuations impact commodity inventories, product gross margins, and anticipated transactions in our Agriculture, Energy and Country Products Group businesses. We manage the risk of market price fluctuations of some of these commodities by using commodity derivative instruments. Commodity derivative instruments include exchange-traded futures and option contracts and, in limited circumstances, over-the-counter contracts with third parties. We have policies that specify what we can use commodity derivative instruments for and set limits on the maturity of contracts we enter into and the level of exposure to market price fluctuations that we are trying to protect ourselves against (or hedge). However, because the commodities markets are very volatile, our gains or losses on these contracts might not fully offset the corresponding change in the prices of the underlying commodity, which could lower our earnings.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


19.  CONSOLIDATING FINANCIAL STATEMENTS

Prior to July 1, 2001 Agway Financial Corporation (AFC) was a wholly owned subsidiary of Agway. AFC's principal business activities consisted of securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for general corporate purposes to Agway and AFC's wholly owned subsidiary, Agway Holdings Inc. (AHI), and AHI's subsidiaries. Major holdings of AHI included Agway Energy Products LLC and Agway Energy Services Inc. (Energy), Telmark LLC and its subsidiaries (Leasing), and Agway Insurance Company and Agway General Agency Inc. (Insurance) through June 30, 2001. In exemptive relief granted pursuant to a "no action letter" issued by the staff of the SEC, AFC did not file periodic reports with the SEC for itself but did report summarized financial information in Agway's financial statement footnotes. Leasing and Insurance finance their activities through operations or with a combination of short- and long-term credit facilities. Telmark's debt is not guaranteed by Agway.

Effective July 1, 2001, we simplified the Agway corporate structure by merging AFC and AHI into Agway Inc. The more complex structure was no longer necessary due to changed circumstances related to Agway's financing. Additionally, Agway Inc. assumed all the assets and liabilities of AFC and AHI and assumed the direct responsibility of securing financing, as described above. In connection with the assumption by Agway of the obligations under the Debt Securities, AFC, Agway and The Chase Manhattan Bank, a New York banking corporation (the Trustee), entered into a Supplemental Indenture dated as of July 1, 2001 which provides for the assumption by Agway of all rights, responsibilities and obligations of AFC under existing indentures and the Debt Securities to which they relate.

The following summarized condensed consolidating financial information for the Company presents the financial information for AFC, Agway Inc. (parent company only and as of June 30, 2001 guarantor of AFC Debt), and other direct subsidiaries of Agway Inc., which do not guarantee any obligations of AFC or Agway. Subsidiaries of Agway Inc. and AFC are reported on the equity basis. Debt and goodwill have been allocated to subsidiaries.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


19.  CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                                 June 2001
                                     --------------------------------------------------------------------------
                                                       Agway Inc.       All
                                             AFC      (Parent Co.)     Others
                                          (Issuer)    (Guarantor)   (Non-Guarantor)     Elims      Consolidated
                                       ------------   ------------   -------------  ------------   ------------
ASSETS
------
Current Assets:
   Cash  ..........................    $         0    $         0    $     1,555    $    (1,555)   $         0
   Trade accounts receivable, net..         74,353         96,245         42,250            (55)       212,793
   Leases receivable, net..........        166,694              0              0         (1,346)       165,348
   Operating advance receivable....        284,324              0              0       (284,324)             0
   Advances and other receivables            4,653         13,776          2,654         (1,142)        19,941
   Inventories.....................         23,959         46,435         18,232              0         88,626
   Restricted cash.................          8,306              0              0              0          8,306
   Prepaid expenses and other assets.       30,573         35,573             80             56         66,282
                                       ------------   ------------   ------------   ------------    -----------
      Total current assets..........       592,862        192,029         64,771       (288,366)       561,296
Marketable securities available for
sale                                        37,556              0              0              0         37,556
Other security investments.........         50,233        239,953              0       (238,357)        51,829
Properties and equipment, net......         80,947         85,520         11,166           (278)       177,355
Long-term leases receivable, net...        521,971              0              0        (18,979)       502,992
Net pension asset..................              0        229,678              0              0        229,678
Other assets.......................         93,796         23,527          9,432        (92,970)        33,785
Net assets of discontinued operations            0          5,414              0              0          5,414
                                       ------------   ------------    -----------   ------------   ------------
       Total assets................    $ 1,377,365    $   776,121     $   85,369    $  (638,950)   $ 1,599,905
                                       ============   ============    ===========   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Notes payable...................    $   120,638    $    61,342     $        0    $         0    $   181,980
   Current installments of long-term
     debt and subordinated debt            202,588          1,632          1,022         (1,348)       203,894
   Operating advance payable.......              0        259,678         24,081       (283,759)             0
   Accounts payable................         14,891         22,470          6,988         46,335         90,684
   Other current liabilities.......         94,387         78,352          8,065        (49,595)       131,209
                                       ------------   ------------    -----------   ------------   ------------
     Total current liabilities.....        432,504        423,474         40,156       (288,367)       607,767
Long-term debt.....................        262,380         19,384          8,051        (19,072)       270,743
Subordinated debt..................        432,162              0              0              0        432,162
Other liabilities..................         49,124        163,933              0        (93,154)       119,903
                                       ------------   ------------    -----------   ------------   ------------
     Total liabilities.............      1,176,170        606,791         48,207       (400,593)     1,430,575

Shareholders' equity:
   Preferred stock, net............              0         37,603              0              0         37,603
   Common stock, net...............              0          2,445              0              0          2,445
   Accumulated other comprehensive
     income (loss).................              0           (61)              0              0            (61)
   Retained earnings...............        201,195        129,343         37,162       (238,357)       129,343
                                       ------------   ------------    -----------   ------------   ------------
     Total shareholders' equity....        201,195        169,330         37,162       (238,357)       169,330
                                       ------------   ------------    -----------   ------------   ------------
       Total liabilities and
         shareholders' equity......    $ 1,377,365    $   776,121     $   85,369    $  (638,950)   $ 1,599,905
                                       ============   ============    ===========   ============   ============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


19.  CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)


                                                                 June 2000
                                     --------------------------------------------------------------------------
                                                       Agway Inc.       All
                                             AFC      (Parent Co.)     Others
                                          (Issuer)    (Guarantor)   (Non-Guarantor)     Elims      Consolidated
                                       ------------   ------------   -------------  ------------   ------------
ASSETS
------
Current Assets:
   Cash   ..........................   $         0    $    23,508    $     6,875    $   (11,242)   $    19,141
   Trade accounts receivable, net...        67,214        104,459         37,587              1        209,261
   Leases receivable, net...........       152,785              0              0           (530)       152,255
   Operating advance receivable.....       400,894              0              0       (400,894)             0
   Advances and other receivables...        13,926          7,988          2,837         (1,013)        23,738
   Inventories......................        33,805         61,604         16,531              0        111,940
   Restricted cash..................        10,103              0              0              0         10,103
   Prepaid expenses and other assets.       32,016         16,116              9              2         48,143
                                       ------------   ------------   ------------   ------------   ------------
     Total current assets...........       710,743        213,675         63,839       (413,676)       574,581
Marketable securities available for
sale                                        36,254              0              0              0         36,254
Other security investments..........        48,739        242,817              0       (240,084)        51,472
Properties and equipment, net.......        79,178         84,812         11,793              1        175,784
Long-term leases receivable, net....       473,753              0              0         (3,158)       470,595
Net pension asset...................             0        213,455              0              0        213,455
Other assets........................        59,557          8,605         10,187        (56,639)        21,710
Net assets of discontinued operations            0         34,278              0              0         34,278
                                       ------------   ------------   ------------   ------------   ------------
       Total assets.................   $ 1,408,224    $   797,642    $    85,819    $  (713,556)   $ 1,578,129
                                       ============   ============   ============   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable....................   $   177,576    $         0    $         0    $         0    $   177,576
Current installments of long-term
     debt and subordinated debt            190,524          1,104          2,237           (529)       193,336
   Operating advance payable........             0        379,977         20,005       (399,982)             0
   Accounts payable.................        16,376         21,184          4,630         51,856         94,046
   Other current liabilities........       110,222         63,070         13,789        (65,021)       122,060
                                       ------------   ------------   ------------   ------------   ------------
     Total current liabilities......       494,698        465,335         40,661       (413,676)       587,018
Long-term debt......................       273,146          3,775          7,664         (2,907)       281,678
Subordinated debt...................       417,749              0              0              0        417,749
Other liabilities...................        20,041        145,941              0        (56,889)       109,093
                                       ------------   ------------   ------------   ------------   ------------
     Total liabilities..............     1,205,634        615,051         48,325       (473,472)     1,395,538

Shareholders' equity:
   Preferred stock, net.............             0         39,695              0              0         39,695
   Common stock, net................             0          2,473              0              0          2,473
   Accumulated other comprehensive
     income (loss)..................             0           (798)             0              0           (798)
   Retained earnings................       202,590        141,221         37,494       (240,084)       141,221
                                       ------------   ------------   ------------   ------------   ------------
     Total shareholders' equity.....       202,590        182,591         37,494       (240,084)       182,591
                                       ------------   ------------   ------------   ------------   ------------
       Total liabilities and
          shareholders' equity......   $ 1,408,224    $   797,642    $    85,819    $  (713,556)   $ 1,578,129
                                       ============   ============   ============   ============   ============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


19.  CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                                   June 2001
                                       ------------------------------------------------------------------------
                                                       Agway Inc.        All
                                             AFC      (Parent Co.)      Others
                                          (Issuer)    (Guarantor)   (Non-Guarantor)    Elims       Consolidated
                                       ------------   -----------    -------------  ------------   ------------
Net sales and revenues from:
   Product sales...................    $   789,580    $   526,814    $   136,183    $   (17,025)   $ 1,435,552
   Leasing operations..............         84,868              0              0              0         84,868
   Insurance operations............         27,894              0              0              0         27,894
                                       ------------   ------------   ------------   ------------   ------------
     Total net sales and revenues..        902,342        526,814        136,183        (17,025)     1,548,314

Cost and expenses from:
   Products and plant operations...        743,373        477,126        121,623        (15,781)     1,326,341
   Leasing operations..............         35,616              0              0              0         35,616
   Insurance operations............         17,003              0              0              0         17,003
   Selling, general and admin
   activities                               71,210         64,166         13,051             (1)       148,426
                                       ------------   ------------   ------------   ------------   ------------
   Total operating costs and expenses      867,202        541,292        134,674        (15,782)     1,527,386

Operating income (loss)............         35,140        (14,478)         1,509         (1,243)        20,928
Interest expense, net..............        (20,985)       (15,793)        (2,098)         1,243        (37,633)
Other income, net..................        (14,836)        19,376            193         (1,704)         3,029
                                       ------------   ------------   ------------   ------------   ------------
Earnings (loss) from continuing
   operations before income taxes..           (681)       (10,895)          (396)        (1,704)       (13,676)
Income tax expense (benefit) ......            394         (6,136)           (64)             0         (5,806)
                                       ------------   ------------   ------------   ------------   ------------

Earnings (loss) before equity in
   unconsolidated subsidiaries.....         (1,075)        (4,759)          (332)        (1,704)        (7,870)
Equity in earnings from subsidiaries.            0         (3,111)             0          3,111              0
                                       ------------   ------------   ------------   ------------   ------------

Earnings from continuing operations         (1,075)        (7,870)          (332)         1,407         (7,870)

Discontinued operations:
   Loss from operations, net of tax              0              0              0              0              0
   Loss on disposal, net of tax....              0              0              0              0              0
                                       ------------   ------------   ------------   ------------   ------------
   Loss from discontinued operations             0              0              0              0              0

Earnings (loss) before cumulative
   effect of an accounting change..         (1,075)        (7,870)          (332)         1,407         (7,870)

Cumulative effect of accounting
   change, net of tax benefit of $723            0         (1,057)             0              0         (1,057)
                                       ------------   ------------   ------------   ------------   ------------
Net earnings (loss)................    $    (1,075)   $    (8,927)   $      (332)   $     1,407    $    (8,927)
                                       ============   ============   ============   ============   ============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


19.  CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                                   June 2000
                                       -------------------------------------------------------------------------
                                                       Agway Inc.        All
                                            AFC       (Parent Co.)      Others
                                         (Issuer)     (Guarantor)   (Non-Guarantor)    Elims       Consolidated
                                       ------------   -----------    -------------  ------------   ------------
Net sales and revenues from:
   Product sales                       $   628,684    $   522,631    $   120,461    $  (17,556)    $ 1,254,220
   Leasing operations..............         76,626              0              0             0          76,626
   Insurance operations............         27,153              0              0             0          27,153
                                       ------------   ------------   ------------   -----------    ------------
     Total net sales and revenues..        732,463        522,631        120,461       (17,556)      1,357,999

Cost and expenses from:
   Products and plant operations...        592,790        474,529        108,201       (17,415)      1,158,105
   Leasing operations..............         31,377              0              0             0          31,377
   Insurance operations............         15,663              0              0             0          15,663
   Selling, general and admin
   activities                               59,700         62,637         12,505           138         134,980
                                       ------------   ------------   ------------   ------------   ------------
   Total operating costs and expenses      699,530        537,166        120,706       (17,277)      1,340,125

Operating income (loss)............         32,933        (14,535)          (245)         (279)         17,874
Interest expense, net..............        (19,875)        (9,113)        (1,748)          145         (30,591)
Other income, net..................         (1,409)        26,275            295           572          25,733
                                       ------------   ------------   ------------   ------------   ------------
Earnings (loss) from continuing
   operations before income taxes..         11,649          2,627         (1,698)          438          13,016

Income tax expense (benefit) ......          4,763          2,231           (130)            0           6,864
                                       ------------   ------------   ------------   -----------    ------------

Earnings (loss) before equity in
   unconsolidated subsidiaries.....          6,886            396         (1,568)          438           6,152
Equity in earnings from subsidiaries             0          5,756              0        (5,756)              0
                                       ------------   ------------   ------------   -----------    ------------

Earnings from continuing operations          6,886          6,152         (1,568)       (5,318)          6,152

Discontinued operations:
   Loss from operations, net of tax
     benefit of $7,313.............              0        (13,187)             0             0         (13,187)
   Loss on disposal, net of tax
     benefit of $1,278.............              0         (2,342)             0             0          (2,342)
                                       ------------   ------------   ------------   -----------    ------------
   Loss from discontinued operations             0        (15,529)             0             0         (15,529)

Net earnings (loss)................    $     6,886    $    (9,377)   $    (1,568)   $   (5,318)    $    (9,377)
                                       ============   ============   ============   ===========    ============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


19.  CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)


                                                                   June 1999
                                       ------------------------------------------------------------------------
                                                      Agway Inc.        All
                                            AFC       (Parent Co.)      Others
                                         (Issuer)     (Guarantor)   (Non-Guarantor)    Elims       Consolidated
                                       ------------   -----------    -------------  ------------   ------------
Net sales and revenues from:
   Product sales                       $   421,721    $  548,400     $   116,481    $   (24,298)   $ 1,062,304
   Leasing operations..............         70,006             0               0              0         70,006
   Insurance operations............         27,968             0               0              0         27,968
                                       ------------   ------------   ------------   ------------   ------------
     Total net sales and revenues..        519,695       548,400         116,481        (24,298)     1,160,278

Cost and expenses from:
   Products and plant operations...        382,141       497,508         107,376        (24,286)       962,739
   Leasing operations..............         27,626             0               0              0         27,626
   Insurance operations............         17,152             0               0              0         17,152
   Selling, general and admin
   activities                               46,656        66,638           8,672            440        122,406
                                       ------------   ------------   ------------   ------------   ------------
   Total operating costs and expenses      473,575       564,146         116,048        (23,846)     1,129,923

Operating income (loss)............         46,120       (15,746)            433           (452)        30,355
Interest expense, net..............        (19,287)       (5,344)         (1,485)            14        (26,102)
Other income, net..................        (16,283)       35,171              59              0         18,947
                                       ------------   ------------   ------------   ------------   ------------
Earnings (loss) from continuing
   operations before income taxes..         10,550        14,081            (993)          (438)        23,200

Income tax expense (benefit) ......         17,209        (6,087)           (862)            (1)        10,259
                                       ------------   ------------   ------------   ------------   ------------

Earnings (loss) before equity in
   unconsolidated subsidiaries.....         (6,659)       20,168            (131)          (437)        12,941
Equity in earnings from subsidiaries             0        (7,227)              0          7,227              0
                                       ------------   ------------   ------------   ------------   ------------

Earnings from continuing operations         (6,659)       12,941            (131)         6,790         12,941

Discontinued operations:
   Loss from operations, net of tax
     benefit of $6,086.............              0       (11,146)              0              0        (11,146)
   Loss on disposal, net of tax....              0             0               0              0              0
                                       ------------   ------------   ------------   ------------   ------------

   Loss from discontinued operations             0       (11,146)              0              0        (11,146)
                                       ------------   ------------   ------------   ------------   ------------

Net earnings (loss)................    $    (6,659)   $     1,795    $      (131)   $     6,790    $     1,795
                                       ============   ============   ============   ============   ============



                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


19.  CONSOLIDATING FINANCIAL STATEMENTS(CONTINUED)

                                                                                          June 2001
                                                                --------------------------------------------------------------------
                                                                               Agway Inc.        All
                                                                     AFC      (Parent Co.)     Others
                                                                  (Issuer)    (Guarantor)  (Non-Guarantor)   Elims     Consolidated
                                                                -----------   -----------   ------------   ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) .........................................   $   (2,132)   $  (8,927)    $   (2,036)    $  4,168    $     (8,927)
Adjustments to reconcile earnings to net cash:
   Depreciation and amortization.............................       10,717       14,256          2,657         (734)         26,896
   Receivables and other asset provisions....................       18,362            0              0            0          18,362
   Net pension income........................................            0      (16,223)             0            0         (16,223)
   Cumulative effect of accounting change, net of tax........        1,057            0              0            0           1,057
   Patronage refund received in stock........................            0         (360)             0            0            (360)
   Deferred income tax expense (benefit).....................       (3,350)       1,802            288       (5,773)         (7,033)
   (Gain) loss on disposition of:
      Businesses.............................................            0            0              0            0               0
      Other security investments.............................          509            0              0            0             509
      Properties and equipment...............................       (1,281)        (750)          (184)           0          (2,215)
   Changes in assets and liabilities,  net of effects of
   businesses  acquired or sold:
      Receivables............................................      (10,294)      (1,193)        (4,663)       7,549          (8,601)
      Inventory..............................................        9,871       15,169         (1,702)         (24)         23,314
      Payables...............................................      (13,757)    (109,870)        (3,191)     123,551          (3,267)
      Other..................................................      103,535       (5,889)      (109,693)    (115,466)         (6,194)
                                                                -----------   -----------   ------------   ----------  ------------
Net cash flows from (used in) continuing operations..........      113,237     (111,985)        (2,978)      19,044          17,318
Net cash flows from (used in) discontinued operations........            0       28,864              0            0          28,864
                                                                -----------   -----------   ------------   ----------  ------------
Net cash from (used in) operating activities.................      113,237      (83,121)        (2,978)      19,044          46,182

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of properties and equipment.....................      (12,387)      (5,343)        (1,057)           0         (18,787)
   Cash paid for acquisitions................................         (484)           0              0            0            (484)
   Disposition of properties and equipment...................        2,106        6,794            113          935           9,948
   Purchases of marketable securities available for sale.....        4,905)           0              0            0          (4,905)
   Sale of marketable securities available for sale..........        4,530            0              0            0           4,530
   Leases originated.........................................     (265,986)           0              0            0        (265,986)
   Leases repaid.............................................      211,017            0              0            0         211,017
   Purchases of investments in related cooperatives..........       (1,948)      (1,253)             0            0          (3,201)
   Proceeds from sale of investments in related cooperatives.        1,461        1,234              0            0           2,695
                                                                -----------   -----------   ------------   ----------  ------------
Net cash flows used in investing activities..................      (66,596)       1,432           (944)         935         (65,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term notes payable.......................      (56,938)      61,342              0            0           4,404
Proceeds from long-term debt.................................      131,099           85              0          (85)        131,099
Repayment of long-term debt..................................     (130,165)        (662)             0          662        (130,165)
Proceeds from sale of subordinated debt......................      183,029            0              0            0         183,029
Redemption of subordinated debt..............................     (169,792)           0              0            0        (169,792)
Payments on capitalized leases...............................        1,283        2,558         (1,072)     (18,149)        (15,380)
Proceeds from sale of stock..................................            0            6              0            0               6
Redemption of stock..........................................            0       (2,127)             0            0          (2,127)
Cash dividends paid..........................................            0       (3,021)             0            0          (3,021)
Net change in restricted cash................................            0            0              0        1,797           1,797
                                                                -----------   -----------   ------------   ----------  ------------
Net cash flows from financing activities.....................      (41,484)      58,181         (1,072)     (15,775)           (150)
                                                                -----------   -----------   ------------   ----------  ------------

Net inc (dec) in cash and equivalents........................        5,157      (23,508)        (4,994)       4,204         (19,141)
Cash and equivalents at beginning of year....................            0       23,508          6,548      (10,915)         19,141
                                                                -----------   -----------   ------------   ----------  ------------
Cash and equivalents at end of year..........................   $    5,157    $       0     $    1,554     $ (6,711)   $          0
                                                                ===========   ===========   ============   ==========  ============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


19.  CONSOLIDATING FINANCIAL STATEMENTS(CONTINUED)

                                                                                          June 2000
                                                               --------------------------------------------------------------------
                                                                               Agway Inc.        All
                                                                     AFC      (Parent Co.)     Others
                                                                  (Issuer)    (Guarantor)  (Non-Guarantor)   Elims     Consolidated
                                                                -----------   -----------   ------------   ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) .........................................   $    6,886    $  (9,377)  $     (1,567)    $ (5,319)   $     (9,377)
Adjustments to reconcile earnings to net cash:
   Net loss from discontinued operations.....................            0       15,529              0            0          15,529
   Depreciation and amortization.............................       10,054       13,545          2,572            0          26,171
   Receivables and other asset provisions....................       14,378            0              0            0          14,378
   Net pension income........................................            0      (19,563)             0            0         (19,563)
   Patronage refund received in stock........................            0         (679)             0            0            (679)
   Deferred income tax expense (benefit).....................       (5,263)         625            (61)       1,942          (2,757)
   (Gain) loss on disposition of:
      Businesses.............................................            0       (1,098)             0            0          (1,098)
      Other security investments.............................        1,012           32              0            0           1,044
      Properties and equipment...............................      (13,311)        (411)          (273)           0         (13,995)
   Changes in assets and liabilities,  net of effects of
   businesses  acquired or sold:
      Receivables............................................      (51,245)     (30,517)        (1,350)      25,935         (57,177)
      Inventory..............................................      (16,520)      (7,793)        (1,358)           0         (25,671)
      Payables...............................................        4,951       47,304         (2,381)     (40,870)          9,004
      Other..................................................      (12,063)         (40)        10,792       24,785          23,474
                                                                -----------   -----------   ------------   ----------  ------------
Net cash flows from (used in) continuing operations..........      (61,121)       7,557          6,374        6,473         (40,717)
Net cash flows from (used in) discontinued operations........            0       35,995              0            0          35,995
                                                                -----------   -----------   ------------   ----------  ------------
Net cash from (used in) operating activities.................      (61,121)      43,552          6,374        6,473          (4,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of properties and equipment.....................       (6,894)     (18,984)        (1,888)         (33)        (27,799)
   Cash paid for acquisitions................................       (2,900)           0         (2,050)           0          (4,950)
   Disposition of properties and equipment...................       18,193        1,379            987           33          20,592
   Purchases of marketable securities available for sale.....       (4,658)           0              0            0          (4,658)
   Sale of marketable securities available for sale..........        2,945            0              0            0           2,945
   Leases originated.........................................     (276,199)           0              0            0        (276,199)
   Leases repaid.............................................      196,471            0              0            0         196,471
   Purchases of investments in related cooperatives..........         (382)      (1,458)             0            0          (1,840)
   Proceeds from sale of investments in related cooperatives.        1,017          154              0            0           1,171
   Proceeds from disposal of businesses......................            0        2,615              0            0           2,615
                                                                -----------   -----------   ------------   ----------  ------------
Net cash flows used in investing activities..................      (72,407)     (16,294)        (2,951)           0         (91,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term notes payable.......................       95,776            0              0            0          95,776
Proceeds from long-term debt.................................      142,812          430             21            0         143,263
Repayment of long-term debt..................................      (93,631)        (255)        (3,339)           0         (97,225)
Proceeds from sale of subordinated debt......................      131,571            0              0            0         131,571
Redemption of subordinated debt..............................     (143,001)           0              0            0        (143,001)
Payments on capitalized leases...............................            0         (296)          (616)      (1,804)         (2,716)
Proceeds from sale of stock..................................            0           13              0            1              14
Redemption of stock..........................................            0       (3,269)             0            0          (3,269)
Cash dividends paid..........................................            0       (3,275)             0            0          (3,275)
Net change in restricted cash................................            0            0              0       (5,623)         (5,623)
                                                                -----------   -----------   ------------   ----------  ------------
Net cash flows from financing activities.....................      133,527       (6,652)        (3,934)      (7,426)        115,515
                                                                -----------   -----------   ------------   ----------  ------------

Net inc (dec) in cash and equivalents........................            0       20,606           (511)        (954)         19,141
Cash and equivalents at beginning of year....................            0        2,902          7,059       (9,961)              0
                                                                -----------   -----------   ------------   ----------  ------------
Cash and equivalents at end of year..........................   $        0    $  23,508     $    6,548     $(10,915)  $      19,141
                                                                ===========   ===========   ============   ==========  ============

                                       72

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


19.  CONSOLIDATING FINANCIAL STATEMENTS(CONTINUED)

                                                                                          June 1999
                                                                --------------------------------------------------------------------
                                                                               Agway Inc.        All
                                                                     AFC      (Parent Co.)     Others
                                                                  (Issuer)    (Guarantor)  (Non-Guarantor)   Elims     Consolidated
                                                                -----------   -----------   ------------   ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) .........................................   $   (6,659)   $   1,795      $    (130)   $   6,789    $      1,795
Adjustments to reconcile earnings to net cash:
   Net loss from discontinued operations.....................            0       11,146              0            0          11,146
   Depreciation and amortization.............................        9,426        8,702          2,941        3,659          24,728
   Receivables and other asset provisions....................       10,730            0              0            0          10,730
   Net pension income........................................            0      (21,368)             0            0         (21,368)
   Patronage refund received in stock........................            0         (992)             0            0            (992)
   Deferred income tax expense (benefit).....................      (63,177)      72,325           (979)      (4,328)          3,841
   (Gain) loss on disposition of:
      Businesses.............................................            0      (11,097)             0            0         (11,097)
      Other security investments.............................        1,267            0              0            0           1,267
      Properties and equipment...............................         (109)        (486)           (60)           0            (655)
   Changes in assets and liabilities,  net of effects of
   businesses  acquired or sold:
      Receivables............................................        5,068       20,224            583       (7,353)         18,522
      Inventory..............................................       (1,100)       2,498            983            0           2,381
      Payables...............................................        4,632      (10,668)        (1,559)       3,824          (3,771)
      Other..................................................       43,488      (50,302)        15,840       (9,195)           (169)
                                                                -----------   -----------   ------------   ----------  ------------
Net cash flows from (used in) continuing operations..........        3,566       21,777         17,619       (6,604)         36,358
Net cash flows from (used in) discontinued operations........            0         (391)             0            0            (391)
                                                                -----------   -----------   ------------   ----------  ------------
Net cash from (used in) operating activities.................        3,566       21,386         17,619       (6,604)         35,967

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of properties and equipment.....................       (5,492)     (18,015)        (4,577)         922         (27,162)
   Cash paid for acquisitions................................            0            0         (8,030)           0          (8,030)
   Disposition of properties and equipment...................          849          972              0         (658)          1,163
   Purchases of marketable securities available for sale.....       (6,333)           0              0            0          (6,333)
   Sale of marketable securities available for sale..........        6,982            0              0            0           6,982
   Leases originated.........................................     (252,107)           0              0            0        (252,107)
   Leases repaid.............................................      188,637            0              0            0         188,637
   Purchases of investments in related cooperatives..........        1,145       (9,238)             0        5,921          (2,172)
   Proceeds from sale of investments in related cooperatives.        2,648            0              0            0           2,648
   Proceeds from disposal of business........................            0       14,150              0            0          14,150
                                                                -----------   -----------   ------------   ----------  ------------
Net cash flows used in investing activities..................      (63,671)     (12,131)       (12,607)       6,185         (82,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term notes payable.......................       16,700           0            (220)           0          16,480
Proceeds from long-term debt.................................      113,852         152               0         (152)        113,852
Repayment of long-term debt..................................      (94,553)        (83)              0           83         (94,553)
Proceeds from sale of subordinated debt......................      133,948           0               0            0         133,948
Redemption of subordinated debt..............................     (109,842)          0               0            0        (109,842)
Payments on capitalized leases...............................            0        (319)           (278)           0            (597)
Proceeds from sale of stock..................................            0          45               0            0              45
Redemption of stock..........................................            0      (5,064)              0            0          (5,064)
Cash dividends paid..........................................            0      (3,532)              0            0          (3,532)
Net change in restricted cash................................            0           0               0       (4,480)         (4,480)
                                                                -----------   -----------   ------------   ----------  ------------
Net cash flows from financing activities.....................       60,105      (8,801)           (498)      (4,549)         46,257
                                                                -----------   -----------   ------------   ----------  ------------

Net inc (dec) in cash and equivalents........................            0         454           4,514       (4,968)              0
Cash and equivalents at beginning of year....................            0       2,448           2,545       (4,993)              0
                                                                -----------   -----------   ------------   ----------  ------------
Cash and equivalents at end of year..........................   $        0    $  2,902      $    7,059    $  (9,961)  $           0
                                                                ===========   ===========   ============   ==========  ============

                                       73

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
The directors of Agway determine Agway policy. The following directors were nominated on a district representation basis by committees representing members within each district. See page 10, Stockholder, Membership and Control of Agway, for a description of the new process of nominating and electing directors effective for the 2001 director elections. Each of the following directors is a full-time farmer and has been engaged in full-time farming during the past five years:

                                                                                              Year
                                                                                            Became A
Name                            Age   Office                    Name of Farm                Director    Term Expires
--------------------------------------------------------------------------------------------------------------------

Gary K. Van Slyke(1)            58    Chairman of the           VanSlyke's Dairy Farm         1994      October 2003
                                      Board and Director
Andrew J. Gilbert               42    Vice Chairman of the
                                      Board and Director        Adon Farms                    1995      October 2001
Keith H. Carlisle               59    Director                  Carlisle Farms, Inc.          1995      October 2001
D. Gilbert Couser               60    Director                  Couser Farm                   1995      October 2001
Robert L. Marshman              62    Director                  Marshman Farms                1989      October 2002
Jeffrey B. Martin               42    Director                  Martin Farms                  1997      October 2003
Samuel F. Minor                 63    Director                  The Spring House              1987      October 2003
Richard H. Skellie              57    Director                  Richland Farms                1999      October 2002
Carl D. Smith                   66    Director                  Hillacre Farms                1984      October 2002
Thomas E. Smith                 66    Director                  Lazy Acres Dairy              1986      October 2001
Joel L. Wenger                  70    Director                  Weng-Lea Farms                1987      October 2002
Edwin C. Whitehead              60    Director                  White Ayr Farms               1994      October 2003
Dennis C. Wolff                 49    Director                  Pencol Farms                  2000      October 2003
William W. Young                48    Director                  Will-O-Crest Farm             1989      October 2001

Gary K. Van Slyke, Chairman of the Board of Directors, earned $60,000 and Andrew
J. Gilbert, Vice Chairman of the Board of Directors, earned $45,000 for their services for the year ended June 2001. The Chairman is paid at an annual effective rate of $60,000 and the Vice-Chairman is paid at an annual effective rate of $45,000. All other directors receive $25,000 per year, paid quarterly, for participation on the Agway Inc. Board. In addition, each Board Committee Chairman earned an additional annual retainer fee of $3,000 and each director of Agway Inc. who was also a member of the Agway Insurance Company or Telmark LLC Board of Directors earned an additional $400 or $1,000, respectively; a fee of $200 was also earned by such directors for each day they were involved in business for the Company other than the days where the Agway Inc. Board of Directors was in session. Expenses of Board members incurred in connection with Company business are reimbursed by Agway.

Any director of Agway may elect to defer compensation for distribution at a later date. Deferred amounts earn interest and may be paid in a lump sum or in annual installments over a period of up to 20 years.

A retirement benefit plan for Board members requires annual payments to retired or permanently disabled directors who served a minimum of six full years as of December 31, 1995. The benefit is computed at $250 for each full year of service and is paid to the director or surviving spouse for a period equal to the years served on the Board through December 31, 1995, the date the plan was terminated. All earned benefits as of December 31, 1995, will be paid when due. As of June 2001, the present value of accumulated benefits under this plan was approximately $448,200.

(1) All correspondence in relation to operational matters should be addressed to D.P. Cardarelli, President and Chief Executive Officer, Agway Inc., P.O. Box 4933, Syracuse, New York 13221.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

The executive officers of Agway provide operating control to carry out the policies established by the Board of Directors and serve at the discretion of the Board with no guarantee of employment. As of July 1, 2001, there are no full-time executive officers of Agway who are members of the Board of Directors. The principal occupation of all executive officers of Agway for the past five years, except for Mr. Lubetkin, has been as an officer or employee of Agway. The following is a listing of these officers as of June 30, 2001:

                                                                                                      Years Served
          Name                       Age      Office                                                   As Officer
          ----                       ---      ------                                                   ----------
Donald P. Cardarelli                 45       President and Chief Executive Officer                       10
Daniel J. Edinger                    50       President, Telmark LLC                                       3
John F. Feeney                       40       Corporate Controller                                         2
Robert A. Fischer, Jr.               53       President, Agriculture Group                                 6
Christopher W. Fox                   53       Senior Vice President, General Counsel and Secretary         -
Stephen H. Hoefer                    46       Senior Vice President, Public Affairs                        7
Michael R. Hopsicker                 36       President, Agway Energy Products LLC                         5
Dennis J. LaHood                     55       Vice President                                               6
Roy S. Lubetkin                      44       President, Country Products Group                            -
Karen J. Ohliger                     39       Treasurer                                                    2
Peter J. O'Neill                     54       Senior Vice President, Finance & Control                    12
William L. Parker                    54       Vice President and Chief Information Officer                 6
Gerald R. Seeber                     54       Senior Vice President and Chief Administrative
                                                Officer and Chairman and President,
                                                Agway Insurance Group                                      3
G. Leslie Smith                      58       Vice President and Chief Investment Officer                  4
Michael P. Spyker                    51       Vice President, Membership                                   1


More detailed biographies of each person listed above are set forth below:

Mr. Cardarelli served as General Manager and CEO from January 1995 and President from February 1995 to present.

Mr. Edinger served as President, Telmark LLC, from February 1988 to present.

Mr. Feeney served as Director, Corporate Reporting, from July 1995 to August 1998; and as Corporate Controller from August 1998 to present.

Mr. Fischer has served as President, Milford Fertilizer Company, since June 1970; as Vice President, Agway Agricultural Products, from February 1995 to July 1, 1997; as President, Agway Agricultural Products, from July 1997 to March 1999; as President, Agriculture Group, from March 1999 to June 30, 2001, when he retired from Agway.

Mr. Fox served as Associate General Counsel, from July 1996 to August 2000; as Vice President, Deputy General Counsel and Secretary from August 2000 to December 2000; and as Senior Vice President, General Counsel and Secretary, from January 2001 to present.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Mr. LaHood served as Vice President, Country Products Group, from February 1995 to July 1997; as President, Country Products Group, from July 1997 to April 2001; and as Vice President, Agway Inc., from April 2001 to July 13, 2001, when he retired from Agway.

Mr. Lubetkin served as President, Country Products Group, from April 2001 to present. Prior to joining Agway, Mr. Lubetkin served as President, Churny Company (a manufacturer and marketer of specialty foods and subsidiary of Krafts
Food), from February 1995 to February 1999; and as Regional General Manager and Executive Vice President, Metz Baking Company (a commercial manufacturer of fresh baked goods), from February 1999 to March 2000.

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

Mr. Seeber served as President, Agway Insurance Group, from October 1993 to July 1997; as Senior Vice President, Administrative Services and President, Agway Insurance Group, from July 1997 to November 2000; and as Senior Vice President and Chief Administrative Officer and Chairman and President, Agway Insurance Group, from November 2000 to present.

Ms. Smith served as Director, Trust Investments, from September 1993 to April 1997; and as Vice President and Chief Investment Officer from May 1997 to present.

Mr. Spyker has served as Seed Business Unit Manager since July 1995; and as Vice President, Membership, from January 2000 to July 13, 2001, when he left Agway.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information regarding annual and long-term compensation for services in all capacities to Agway for the years ended June 2001, 2000 and 1999 of those persons who served as (i) the chief executive officer (CEO) at any time during the year, and (ii) the other four most highly compensated executive officers of Agway (other than the CEO) who were serving in such capacity at June 30, 2001 (collectively, the "named executive officers").

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------

                             Annual Compensation (4)
                             -----------------------
Name and                                                                                     ALL OTHER
Principal Position               YEAR             SALARY(1)       BONUS(1)(2)             COMPENSATION(3)
-----------------------------------------------------------------------------------------------------------------
Donald P. Cardarelli             2001              $547,521          $332,008                           $20,009
   President and CEO             2000               521,548                 0                            19,771
                                 1999               478,276           154,530                            18,057

Robert A. Fischer, Jr.           2001              $409,616          $375,000                           $43,918
   President,                    2000               350,385                 0                            58,743
   Agriculture Group             1999               316,442            40,000                            63,480

Michael R. Hopsicker             2001              $255,008          $210,750                            $4,527
  President                      2000               248,278            51,000                             5,480
  Agway Energy                   1999               218,087           171,000                             3,864
  Products LLC

Dennis J. LaHood                 2001              $330,018          $200,000                            $4,956
   Vice President                2000               316,173                 0                             4,963
                                 1999               252,639           211,800                             3,009

Peter J. O'Neill                 2001              $307,008          $187,000                            $8,561
  Senior Vice President,         2000               304,703            46,050                             9,436
  Finance & Control              1999               290,212            60,000                             6,999

(1) Salary and bonus are used in determining the average annual compensation pursuant to the Employees' Retirement Plan of Agway Inc. (see page 79). This amount includes all deferred amounts under the Agway Inc. Employees' 401(k) Thrift Investment Plan, Agway Inc. Employees' Benefit Equalization Plan, and the Milford Fertilizer Company Employees' Profit Sharing and Savings Plan.

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

                               PENSION PLAN TABLE
                                  (NEW FORMULA)
                            YEARS OF CREDITED SERVICE
------------------------------------------------------------------------------------------------------------------------------------
   3-YEAR AVERAGE
    REMUNERATION             5             10              15              20              25             30              35
------------------------------------------------------------------------------------------------------------------------------------
      $300,000            $21,200        $ 40,300      $  59,400       $  77,100       $  94,800        $111,000        $127,300
       350,000             24,800          47,000         69,300          89,900         110,600         129,500         148,500
       400,000             28,300          53,700         79,200         102,800         126,400         148,000         169,700
       450,000             31,800          60,500         89,100         115,600         142,100         166,500         190,900
       500,000             35,400          67,200         99,000         128,500         157,900         185,100         212,200
       550,000             38,900          73,900        108,900         141,300         173,700         203,600         233,400
       600,000             42,400          80,600        118,800         154,200         189,500         222,100         254,600
       650,000             46,000          87,300        128,700         167,000         205,300         240,600         275,800
       700,000             49,500          94,100        138,600         179,900         221,100         259,100         297,000
       750,000             53,000         100,800        148,500         192,700         236,900         277,600         318,200
       800,000             56,600         107,500        158,400         205,600         252,700         296,100         339,500
       850,000             60,100         114,200        168,300         218,400         268,500         314,600         360,700
       900,000             63,600         120,900        178,200         231,300         284,300         333,100         381,900
       950,000             67,200         127,700        188,100         244,100         300,100         351,600         403,100

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

                               PENSION PLAN TABLE
                                  (OLD FORMULA)
                            YEARS OF CREDITED SERVICE

------------------------------------------------------------------------------------------------------------------------------------
   5-YEAR AVERAGE
    REMUNERATION             5             10              15             20              25              30             35
------------------------------------------------------------------------------------------------------------------------------------
      $300,000            $24,000      $  48,000       $  72,000       $  96,000       $120,000        $144,000        $168,000
       350,000             28,000         56,000          84,000         112,000        140,000         168,000         196,000
       400,000             32,000         64,000          96,000         128,000        160,000         192,000         224,000
       450,000             36,000         72,000         108,000         144,000        180,000         216,000         252,000
       500,000             40,000         80,000         120,000         160,000        200,000         240,000         280,000
       550,000             44,000         88,000         132,000         176,000        220,000         264,000         308,000
       600,000             48,000         96,000         144,000         192,000        240,000         288,000         336,000
       650,000             52,000        104,000         156,000         208,000        260,000         312,000         364,000
       700,000             56,000        112,000         168,000         224,000        280,000         336,000         392,000
       750,000             60,000        120,000         180,000         240,000        300,000         360,000         420,000
       800,000             64,000        128,000         192,000         256,000        320,000         384,000         448,000
       850,000             68,000        136,000         204,000         272,000        340,000         408,000         476,000
       900,000             72,000        144,000         216,000         288,000        360,000         432,000         504,000
       950,000             76,000        152,000         228,000         304,000        380,000         456,000         532,000

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

The benefits shown are computed on a straight line basis and do not reflect an offset for up to 50% of the Social Security benefit, subject to certain minimum benefits. also, the benefits are based on continuing the Retirement Plan's benefit formulas as in effect on june 2001. as of june 2001, the named executive officers and their respective number of credited years of service under the Retirement Plan were as follows: Messrs. Cardarelli, 16; O'Neill, 12; LaHood, 31; and Hopsicker, 12. Mr. Fischer does not participate in the Retirement Plan nor any other long-term incentive programs of Agway. However, he participates in the Milford Fertilizer Company Employees' Profit Sharing and Savings plan. "Compensation" is defined as the regular salary or wages, as reported in the Salary column of the Summary Compensation Table, which is paid to an employee for services rendered to Agway, including overtime, vacation pay, or special pay and bonuses as reported in the Bonus column of the Executive Compensation disclosure on page 77.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None of the executive officers of Agway, either individually or in the aggregate, owns greater than 1% of any class of equity securities of Agway Inc. or its subsidiaries. Agway is an agricultural cooperative and each of its members, including each director, owns one share of $25 par value common stock. None of the directors, either individually or in the aggregate, owns greater than 1% of any class of equity security of Agway Inc. or its subsidiaries.


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

                                              PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                 PAGE
     (A)  INDEX TO DOCUMENT LIST                                                                               LOCATION
                                                                                                               --------
          (1) FINANCIAL STATEMENTS

              Among the responses to this Item 14(a)(1) are the following financial statements, which are included in Item 8 on page 31:

              (i)    Report of Independent Accountants............................................................   33

              (ii)   Consolidated Balance Sheets, June 30, 2001 and June 24, 2000 ................................   34

              (iii)  Consolidated Statements of Operations, fiscal years ended June 30, 2001, June 24, 2000
                       and June 26, 1999..........................................................................   35

              (iv)   Consolidated Statements of Comprehensive Income, fiscal years ended June 30, 2001,
                       June 24, 2000 and June 26, 1999............................................................   36

              (v)    Consolidated Statements of Changes in Shareholders' Equity, fiscal years ended
                       June 30, 2001, June 24, 2000 and June 26, 1999.............................................   37

              (vi)   Consolidated Statements of Cash Flow, fiscal years ended June 30, 2001, June 24, 2000
                       and June 26, 1999..........................................................................   38

              (vii)  Notes to Consolidated Financial Statements...................................................   39

          (2) FINANCIAL STATEMENT SCHEDULES

              (i)    The following schedules are presented:

                     Schedule I        -    Condensed Financial Information of Registrant, each of
                                            the three years in the period ended June 30, 2001.....................   82

                     Schedule II       -    Valuation and Qualifying Accounts, fiscal years ended
                                            June 30, 2001, June 24, 2000 and June 26, 1999........................   86

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

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------

                          AGWAY INC. (PARENT CO. ONLY)
                            CONDENSED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                        JUNE 30,            JUNE 24,
                                                                                          2001                2000
                                                                                     ---------------     ---------------
Current assets:
    Cash...........................................................................  $            0      $       23,508
     Trade accounts receivable (including notes receivable of $33,083 and
          $34,559, respectively), less allowance for doubtful accounts of
          $5,035 and $4,674, respectively..........................................          96,245             104,459
     Inventories...................................................................          46,435              61,604
     Other current assets..........................................................          49,349              24,104
                                                                                     ---------------     ---------------
          Total current assets.....................................................         192,029             213,675

Investments in subsidiaries........................................................         239,953             242,817

Properties and equipment, net......................................................          85,520              84,812

Net pension asset..................................................................         229,678             213,455

Other assets  .....................................................................          23,527               8,605

Net assets of discontinued operations..............................................           5,414              34,278
                                                                                     ---------------     ---------------

          Total assets.............................................................  $      776,121      $      797,642
                                                                                     ===============     ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable..............................................................  $       22,470      $       21,184
     Operating advances payable to subsidiaries, net...............................         259,678             379,977
     Other current liabilities.....................................................         141,326              64,174
                                                                                     ---------------     ---------------
          Total current liabilities................................................         423,474             465,335

Other liabilities..................................................................         183,317             149,716

Shareholders' equity...............................................................         169,330             182,591
                                                                                     ---------------     ---------------

          Total liabilities and shareholders' equity...............................  $      776,121      $      797,642
                                                                                     ===============     ===============

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------

                          AGWAY INC. (PARENT CO. ONLY)
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)

                                                                   JUNE 30,             JUNE 24,             JUNE 26,
                                                                     2001                 2000                 1999
                                                                --------------       ---------------     ---------------

Total net sales and revenues from product sales..............         526,814               522,631             548,400

Cost and expenses from:
     Products and plant operations...........................         477,126               474,529             497,508
     Selling, general and administrative activities..........          64,166                62,637              66,638
                                                                --------------       ---------------     ---------------
          Total operating costs and expenses.................         541,292               537,166             564,146
                                                                --------------       ---------------     ---------------

Operating loss...............................................         (14,478)              (14,535)            (15,746)
Interest expense, net........................................         (15,793)               (9,113)             (5,344)
Other income, net............................................          19,376                26,275              35,171
                                                                --------------       ---------------     ---------------
Earnings (loss) from operations before income taxes
     and equity in earnings of subsidiaries .................         (10,895)                2,627              14,081
Income tax (expense) benefit ................................           6,136                (2,231)              6,087
                                                                --------------       ---------------     ---------------
Income (loss) before equity in earnings of subsidiaries......          (4,759)                  396              20,168
Equity in earnings (loss) of unconsolidated subsidiaries.....          (3,111)                5,756              (7,227)
                                                                --------------       ---------------     ---------------
Earnings from continuing operations..........................          (7,870)                6,152              12,941
Discontinued operations:
     Loss from operations, including tax benefit of $0,
          $7,313 and $6,086, respectively....................               0               (13,187)            (11,146)
     Loss on disposal, net of tax benefit
          of $0, $1,278 and $0...............................               0                (2,342)                  0
                                                                --------------       ---------------     ---------------
          Loss from discontinued operations..................               0               (15,529)            (11,146)
Earnings (loss) before cumulative effect of an accounting
     change..................................................          (7,870)               (9,377)              1,795
Cumulative effect of accounting change, net of tax
     benefit of $723.........................................          (1,057)                    0                   0
                                                                --------------       ---------------     ---------------
Net earnings (loss)..........................................          (8,927)               (9,377)              1,795
Retained earnings - beginning of year........................         141,221               153,763             155,362
Dividends....................................................          (2,951)               (3,165)             (3,394)
                                                                --------------       ---------------     ---------------
Retained earnings - end of year..............................   $     129,343        $      141,221      $      153,763
                                                                ==============       ===============     ===============

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------

                          AGWAY INC. (PARENT CO. ONLY)
                        CONDENSED STATEMENTS OF CASH FLOW
                             (THOUSANDS OF DOLLARS)

                                                                   JUNE 30,             JUNE 24,            JUNE 26,
                                                                     2001                 2000                1999
                                                                --------------       -------------       --------------

Net cash flows from (used in) continuing operations..........   $    (111,985)       $       7,557       $      21,777
Net cash flows from (used in) discontinued operations........          28,864               35,995                (391)
                                                                --------------       --------------      --------------
Net cash flows from (used in) operating activities...........         (83,121)              43,552              21,386
Cash flows from investing activities:
     Purchases of property, plant and equipment..............          (5,343)             (18,984)            (18,015)
     Proceeds from disposal of business......................               0                2,615              14,150
     Disposition of properties and equipment.................           6,794                1,379                 972
     Other...................................................             (19)              (1,304)             (9,238)
                                                                --------------       --------------      --------------
Net cash flows used in investing activities..................           1,432              (16,294)            (12,131)
Cash flows from financing activities:........................
     Net change in short-term notes payable..................          61,342                    0                   0
     Payments on capitalized leases..........................           2,558                 (296)               (319)
     Cash dividends paid.....................................          (3,021)              (3,275)             (3,532)
     Other...................................................          (2,698)              (3,081)             (4,950)
                                                                --------------       --------------      --------------
Net cash flows used in financing activities..................          58,181               (6,652)             (8,801)
Net increase in cash and equivalents.........................         (23,508)              20,606                 454
Cash and equivalents at beginning of year....................          23,508                2,902               2,448
                                                                --------------       --------------      --------------
Cash and equivalents at end of year..........................   $           0        $      23,508       $       2,902
                                                                ==============       ==============      ==============

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

INVENTORIES
Inventories consist of the following:

                                                                                        JUNE 2001           JUNE 2000
                                                                                     -------------       --------------
Finished goods....................................................................   $      38,460       $      52,147
Raw materials.....................................................................           6,122               7,977
Supplies..........................................................................           1,853               1,480
                                                                                     -------------       --------------
                                                                                     $      46,435       $      61,604
                                                                                     ==============      ==============

DEBT
Debt capital for Agway had been supplied by its wholly owned subsidiary, AFC, which through March 28, 2001 secured financing through bank borrowings and through June 30, 2001 issued corporate debt instruments. See Agway's consolidated financial statement Note 9 for discussion of Agway short-term notes payable and Note 19 for discussion of change in legal structure.

RELATED PARTY TRANSACTIONS
Transactions between Agway Inc. and its unconsolidated subsidiaries are as follows:

                                                                                       YEARS ENDED
                                                                -------------------------------------------------------
                                                                   JUNE 2001            JUNE 2000           JUNE 1999
                                                                --------------       -------------       --------------

Net sales and revenues.......................................   $       2,796        $       3,307       $       4,637
Product and plant operation expenses.........................          12,986               14,108              19,648
Recovery of selling, general and administrative expenses.....           7,357               11,811              12,029
Interest expense, net........................................          19,841               19,657              17,222

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

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                    COL. A                                     COL. B                COL. C                 COL. D         COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    ADDITIONS
                                                                           ---------------------------
                                                             BALANCE       CHARGED TO       CHARGED TO                     BALANCE
                                                           AT BEGINNING     COSTS AND         OTHER                         AT END
                         DESCRIPTION                         OF PERIOD      EXPENSES         ACCOUNTS    DEDUCTIONS       OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                           for the year ended June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from assets to
which they apply:
     Allowance for doubtful notes and accounts
          receivable (current).........................     $    7,204     $    5,531     $        0     $ 2,102(a)     $   10,633
                                                            ==========     ==========     ==========     ==========     ==========
     Allowance for doubtful leases receivable..........     $   32,536     $   12,831     $        0     $ 9,851(a)     $   35,516
                                                            ==========     ==========     ==========     ==========     ==========
     Reserve for other security investments............     $    1,427     $      509     $        0     $ 1,065        $      871
                                                            ==========     ==========     ==========     ==========     ==========
     Reserve for obsolete and slow moving inventory....     $      299     $      361     $        0     $    0         $      660
                                                            ==========     ==========     ==========     ==========     ==========
     Surplus property reserve..........................     $      623     $        0     $        0     $   449(b)     $      174
                                                            ==========     ==========     ==========     ==========     ==========
     Income tax valuation allowance....................     $        0     $    1,514     $        0     $     0        $    1,514
                                                            ==========     ==========     ==========     ==========     ==========
------------------------------------------------------------------------------------------------------------------------------------
                                           for the year ended June 24, 2000
------------------------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from assets to
which they apply:
     Allowance for doubtful notes and accounts
          receivable (current)............................  $    6,139     $    2,639     $        0    $  1,574(a)     $    7,204
                                                            ==========     ==========     ==========    ===========     ==========
     Allowance for doubtful leases receivable.............  $   29,978     $   11,737     $        0    $  9,179(a)     $   32,536
                                                            ==========     ==========     ==========    ===========     ==========
     Reserve for other security investments...............  $    1,010     $      417     $        0    $     0         $    1,427
                                                            ==========     ==========     ==========    ===========     ==========
     Reserve for obsolete and slow moving inventory.......  $      235     $       64     $        0    $     0         $      299
                                                            ==========     ==========     ==========    ===========     ==========
     Surplus property reserve.............................  $      623     $        0     $        0    $     0         $      623
                                                            ==========     ==========     ==========    ===========     ==========
------------------------------------------------------------------------------------------------------------------------------------
                                           for the year ended June 26, 1999
------------------------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from assets to
which they apply:
     Allowance for doubtful notes and accounts
          receivable (current)............................  $    7,172     $    1,003     $        0     $ 2,036(a)     $    6,139
                                                            ==========     ==========     ==========     ==========     ==========
     Allowance for doubtful leases receivable.............  $   27,071     $    9,727     $        0     $ 6,820(a)     $   29,978
                                                            ==========     ==========     ==========     ==========     ==========
     Reserve for other security investments...............  $        0     $    1,010     $        0     $    0         $    1,010
                                                            ==========     ==========     ==========     ==========     ==========
     Reserve for obsolete and slow moving inventory.......  $      100     $      135     $        0     $    0         $      235
                                                            ==========     ==========     ==========     ==========     ==========
     Surplus property reserve.............................  $      645     $        0     $        0     $    22(b)     $      623
                                                            ==========     ==========     ==========     ==========     ==========


(a)  Accounts charged off, net of recoveries.
(b)  Locations sold.

ITEM 14(B).        REPORTS ON FORM 8-K
                   Agway filed a report on Form 8-K during the fourth quarter ended June 30, 2001, as follows:

                   On March 30, 2001, to announce the establishment of a new senior debt financing agreement.

ITEM 14(C)(1). EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

                   (i) The following  required exhibits are hereby  incorporated by reference to previously filed Registration Statements on Forms S-1, S-2, S-3, or S-7 or on Form 10-K, 10-Q, or 8-K filed on the dates as specified:

                       PLAN   OF   ACQUISITION,   REORGANIZATION,   ARRANGEMENT,
                       LIQUIDATION, OR SUCCESSION

                       2(a)   - Certificate  of  Ownership  and  Merger  merging
                                Agway Financial Corporation with and into Agway Inc., filed by reference to Exhibit 2(a) of Form 8-K, dated July 2, 2001.

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

                       3(c)   - Agway Inc. By-laws as amended May 4, 2001, filed
                                by reference to Exhibit 3ii of Pre-Effective Amendment No. 2 of Form S-3, File No. 333-59808, dated June 25, 2001.

                       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

                       4(a)   - The  Indenture  dated  as  of  September 1, 1976
                                between Agway Inc. and First Trust and Deposit Company of Syracuse, New York, Trustee, including forms of Subordinated Debentures (Minimum 7.5% per annum) due July 1, 2001, and Subordinated Debentures (Minimum 7.0% per annum) due July 1, 2001, filed by reference to Exhibit 4 of the Registration Statement (Form S-1), File No. 2-57227, dated September 21, 1976.

                       4(b)   - The  Indenture  dated  as  of  September 1, 1978
                                between Agway Inc. and First Trust and Deposit Company of Syracuse, New York, Trustee, including forms of Subordinated Debentures (Minimum 8.0% per annum) due July 1, 2003, and Subordinated Debentures (Minimum 7.5% per annum) due July 1, 2003, filed by reference to Exhibit 4 of the Registration Statement (Form S-1), File No. 2-62549, dated September 8, 1978.

                       4(c)   - The  Indenture  dated  as  of September 1, 1985,
                                between Agway Inc. and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 8% per annum) due October 31, 2005, and Subordinated Member Money Market Certificates (Minimum 7.5% per annum) due October 31, 2005, filed by reference to Exhibit 4 of the Registration Statement (Form S-2), File No. 2-99905, dated August 27, 1985.

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

                       4(g)   - The  Indenture  dated  as  of August  23,  1988,
                                between AFC and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 9% per annum) due October 31, 2008, and Subordinated Money Market Certificates (Minimum 8.5% per annum) due October 31, 2008, filed by reference to Exhibit 4 of the Registration Statement (Form S-3), File No. 33-24093, dated August 31, 1988.

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

                       4(k)   - Agreement  of   Resignation,   Appointment   and
                                Acceptance among KeyCorp, Key Bank of New York, AFC and Mellon Bank, F.S.B., dated as of September 3, 1996, five agreements, filed by reference to Exhibit 4(o) of the Registration Statement (Form S-3), File No. 333-34781, dated September 2, 1997.

                       4(l)   - Letter  dated  November  14,  1997  from   Chase
                                Manhattan Bank, as Successor Trustee, to Mellon Bank, F.S.B., filed by reference to Exhibit 4(a) of the Annual Report on Form 10-K, dated September 21, 2000.

ITEM 14(C)(1). EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

                       4(m)   - The  Supplemental  Indenture dated as of July 1,
                                2001 between Agway Financial Corporation, Agway Inc., and The Chase Manhattan Bank, amending the Indentures dated as of September 1, 1986, August 24, 1987, August 23, 1988 (amended by a supplemental indenture dated as of October 14,
                                1988) and August 23, 1989 (as amended by a supplemental indenture dated as of August 24,
                                1992), filed by reference to Exhibit 4(a) of Form 8-K, dated July 2, 2001.

                       MATERIAL CONTRACTS

                       10(a)  - Credit  Agreement  with  lenders dated March 28,
                                2001, filed by reference to Exhibit 10(a) of Form 10-Q as of March 24, 2001, dated May 8, 2001.

                       10(b)  - Security  Agreement  with  lenders  dated  March
                                28, 2001, filed by reference to Exhibit 10(b) of Form 10-Q as of March 24, 2001, dated May 8, 2001.

                       10(c)  - Pledge  Agreement  with  lenders dated March 28,
                                2001, filed by reference to Exhibit 10(c) of Form 10-Q as of March 24, 2001, dated May 8, 2001.

                       10(d)  - Intellectual  Property  Security  Agreement with
                                lenders dated March 28, 2001, filed by reference to Exhibit 10(d) of Form 10-Q as of March 24, 2001, dated May 8, 2001.

                   (ii)The following exhibits are filed as a separate section of this report:

                       10     - MATERIAL CONTRACTS
                                (e)  First   Amendment  and   Waiver  to  Credit
                                     Agreement, dated September 14, 2001, filed herewith

                                (f)  First  Amendment  to  Security   Agreement,
                                     dated September 14, 2001, filed herewith.

                                (g)  Pledge   Amendment   with  lenders,   dated
                                     September 14, 2001, filed herewith.

                                (h) Vehicle Security and Escrow Agreement with lenders, dated September 14, 2001, filed herewith.

                                (i) Directors- Deferred Compensation Agreement, filed herewith.

                                (j)  Board  Officers  -  Deferred   Compensation
                                     Agreement, filed herewith.


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

                                   AGWAY INC.
                                  (Registrant)

                                   By         /s/ Donald P. Cardarelli
                                        ----------------------------------------
                                                  DONALD P. CARDARELLI
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                              (PRINCIPAL EXECUTIVE OFFICER)

                                   Date       September 14, 2001
                                        ----------------------------------------

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

                       SIGNATURE                           TITLE                                              DATE
                       ---------                           -----                                              ----


            /s/ Donald P. Cardarelli                     President and Chief Executive Officer       September 14, 2001
--------------------------------------------------
             (DONALD P. CARDARELLI)                      (Principal Executive Officer)



              /s/ Peter J. O'Neill                       Senior Vice President,                      September 14, 2001
--------------------------------------------------
               (PETER J. O'NEILL)                            Finance & Control
                                                             (Principal Financial Officer
                                                             & Principal Accounting Officer)



              /s/ Gary K. Van Slyke                      Chairman of the                             September 14, 2001
--------------------------------------------------
               (GARY K. VAN SLYKE)                           Board and Director



              /s/ Andrew J. Gilbert                      Vice Chairman of the                        September 14, 2001
--------------------------------------------------
               (ANDREW J. GILBERT)                           Board and Director



              /s/ Keith H. Carlisle                      Director                                    September 14, 2001
--------------------------------------------------
               (KEITH H. CARLISLE)



              /s/ D. Gilbert Couser                      Director                                    September 14, 2001
--------------------------------------------------
               (D. GILBERT COUSER)

                    SIGNATURE                                TITLE                                         DATE
                    ---------                                -----                                         ----


             /s/ Robert L. Marshman                      Director                                    September 14, 2001
--------------------------------------------------
              (ROBERT L. MARSHMAN)



              /s/ Jeffrey B. Martin                      Director                                    September 14, 2001
--------------------------------------------------
               (JEFFREY B. MARTIN)



               /s/ Samuel F. Minor                       Director                                    September 14, 2001
--------------------------------------------------
                (SAMUEL F. MINOR)



             /s/ Richard H. Skellie                      Director                                    September 14, 2001
--------------------------------------------------
              (RICHARD H. SKELLIE)



                /s/ Carl D. Smith                        Director                                    September 14, 2001
--------------------------------------------------
                 (CARL D. SMITH)



               /s/ Thomas E. Smith                       Director                                    September 14, 2001
--------------------------------------------------
                (THOMAS E. SMITH)



               /s/ Joel L. Wenger                        Director                                    September 14, 2001
--------------------------------------------------
                (JOEL L. WENGER)



             /s/ Edwin C. Whitehead                      Director                                    September 14, 2001
--------------------------------------------------
              (EDWIN C. WHITEHEAD)



               /s/ Dennis C. Wolff                       Director                                    September 14, 2001
--------------------------------------------------
                (DENNIS C. WOLFF)



              /s/ William W. Young                       Director                                    September 14, 2001
--------------------------------------------------
               (WILLIAM W. YOUNG)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

As of the date of this filing on Form 10-K, the Registrant has not had available to be sent to security holders the annual report for fiscal year ended June 30, 2001. Subsequent to the filing of the annual report on Form 10-K, the Registrant shall furnish security holders and the Commission with the annual report.

                                    AGWAY INC.
                                    FORM 10-K
                                    JUNE 2001
                                  EXHIBIT INDEX


Exhibit
Number       Title
-------      ------

(10)         Material contracts
             (e) First Amendment and Waiver to Credit Agreement, dated September
                 14, 2001
             (f) First Amendment to Security Agreement, dated September 14, 2001
             (g) Pledge Amendment with lenders, dated September 14, 2001
             (h) Vehicle Security and Escrow Agreement with lenders, dated
                 September 14, 2001
             (i) Directors - Deferred Compensation Agreement
             (j) Board Officers - Deferred Compensation Agreement

(12)         Statements re computation of ratios

(21)         Subsidiaries of registrant

(23)         Consent of experts and counsel


Note: The annual report on Form 11-K for the year ended June 30, 2001 of Agway Inc. Employees' 401(k) Thrift Investment Plan will be filed separately at a later date.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------




                                    EXHIBITS



                                   filed with



                                    FORM 10-K

                                  JUNE 30, 2001



                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)



                                     of the



                       THE SECURITIES EXCHANGE ACT OF 1934


                              ---------------------



                                   AGWAY INC.