Form 10-Q
period 2001-09-30
AGWAY INC
filed 2001-11-14
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----

ACT OF 1934
For the quarterly period ended September 30, 2001
                               ------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934
For the transition period from                     to
                               -------------------    ------------------------

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
Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



        Class                                    Outstanding at November 9, 2001
------------------------                         -------------------------------
Membership Common Stock,                                  97,181 shares
$25 par value per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           -------
PART I.    FINANCIAL INFORMATION
------     ---------------------

           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 2001 and June 30, 2001................     3

           Condensed Consolidated Statements of Operations and Retained Earnings for the three months
           ended September 30, 2001 and September 23, 2000.................................................     4

           Consolidated Statements of Comprehensive Income for the three months ended September 30, 2001
           and September 23, 2000..........................................................................     5

           Condensed Consolidated Cash Flow Statements for the three months ended September 30, 2001
           and September 23, 2000..........................................................................     6

           Notes to Condensed Consolidated Financial Statements............................................     7

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    17

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................    24

PART II.   OTHER INFORMATION
-------    -----------------

           Item 1.  Legal Proceedings......................................................................    25

           Item 6.  Exhibits and Reports on Form 8-K.......................................................    25

           SIGNATURES......................................................................................    26

                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  Item 1. CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                  September 30,         June 30,
ASSETS                                                                                2001                2001
------                                                                            -------------      --------------
                                                                                   (Unaudited)
Current Assets:
     Cash.......................................................................  $      2,548       $           0
     Trade accounts receivable (including notes receivable of $8,594 and
         $9,572, respectively), less allowance for doubtful accounts of
         $9,838 and $10,633, respectively.......................................       169,598             212,793
     Leases receivable, less unearned income of $79,260 and
         $78,126, respectively..................................................       171,902             165,348
     Advances and other receivables.............................................        29,293              19,941
     Inventories:
         Raw materials..........................................................         5,218               6,122
         Finished goods.........................................................        67,344              79,737
         Goods in transit and supplies..........................................         3,085               2,767
                                                                                  -------------      --------------
              Total inventories.................................................        75,647              88,626
     Restricted cash  ..........................................................         7,351               8,306
     Prepaid expenses and other assets..........................................        68,145              66,282
                                                                                  -------------      --------------
         Total current assets...................................................       524,484             561,296
Marketable securities available for sale........................................        38,956              37,556
Other security investments......................................................        51,279              51,829
Properties and equipment, net...................................................       173,328             177,355
Long-term leases receivable, less unearned income of $183,619 and
     $186,795, respectively.....................................................       510,671             502,992
Net pension asset...............................................................       233,953             229,678
Other assets  ..................................................................        31,378              33,785
Net assets of discontinued operations...........................................         5,879               5,414
                                                                                  -------------      --------------
              Total assets......................................................  $  1,569,928       $   1,599,905
                                                                                  =============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable..............................................................  $    203,973       $     201,980
     Current installments of long-term debt.....................................       144,633             127,946
     Current installments of subordinated debt..................................        53,348              55,948
     Accounts payable...........................................................        99,096              90,684
     Other current liabilities..................................................       108,044             131,209
                                                                                  -------------      --------------
         Total current liabilities..............................................       609,094             607,767
Long-term debt..................................................................       224,699             270,743
Subordinated debt...............................................................       456,147             432,162
Other liabilities...............................................................       121,088             119,903
                                                                                  -------------      --------------
         Total liabilities......................................................     1,411,028           1,430,575
Commitments and contingencies...................................................
Shareholders' equity:
     Preferred stock, net.......................................................        36,554              37,603
     Common stock, net..........................................................         2,433               2,445
     Accumulated other comprehensive income (loss)..............................           812                 (61)
     Retained earnings..........................................................       119,101             129,343
                                                                                  -------------      --------------
         Total shareholders' equity.............................................       158,900             169,330
                                                                                  -------------      --------------
              Total liabilities and shareholders' equity........................  $  1,569,928       $   1,599,905
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

Item 1.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                          Three Months Ended
                                                                                    -------------------------------
                                                                                    September 30,     September 23,
                                                                                        2001              2000
                                                                                    -------------    --------------
Net sales and revenues from:
     Product sales ...............................................................  $    244,455     $     271,021
     Leasing operations...........................................................        21,928            20,468
     Insurance operations.........................................................         7,212             6,972
                                                                                    -------------    --------------
         Total net sales and revenues.............................................       273,595           298,461

Cost and expenses from:
     Products and plant operations................................................       240,304           265,397
     Leasing operations...........................................................         8,944             9,293
     Insurance operations.........................................................         4,333             4,312
     Selling, general and administrative activities...............................        31,265            32,431
                                                                                    -------------    --------------
         Total operating costs and expenses.......................................       284,846           311,433

Operating loss....................................................................       (11,251)          (12,972)
Interest expense, net.............................................................        (9,045)           (9,011)
Other income, net.................................................................         2,096               989
                                                                                    -------------    --------------
Loss before income taxes..........................................................       (18,200)          (20,994)
Income tax benefit ...............................................................         7,958             8,026
                                                                                    -------------    --------------

Loss before cumulative effect of an accounting change.............................       (10,242)          (12,968)
Cumulative effect of accounting change, net of tax benefit of $723................             0            (1,057)
                                                                                    -------------    --------------

Net loss .........................................................................       (10,242)          (14,025)
                                                                                    --------------   ---------------
Retained earnings, beginning of period............................................       129,343           141,221
                                                                                    --------------   ---------------
Retained earnings, end of period..................................................  $    119,101     $     127,196
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        Item 1. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                          Three Months Ended
                                                                                    -------------------------------
                                                                                    September 30,    September 23,
                                                                                        2001              2000
                                                                                    -------------    --------------
Net earnings (loss)...............................................................  $    (10,242)    $     (14,025)

Other comprehensive income  (loss),  net of tax:  Unrealized  gains  (losses) on available-for-sale securities:
         Unrealized holding gains (losses) arising during period..................           822               295
         Reclassification adjustment for (gains) losses included in net earnings..            (5)                0

     Deferred gains (losses) on derivatives, net of tax:
         Cumulative effect of accounting change...................................             0             3,061
         Holding gains (losses) arising during period.............................            82             3,402
         Reclassification adjustment for (gains) losses included in net earnings..           (26)             (664)
                                                                                    -------------  ----------------

Other comprehensive income (loss).................................................           873             6,094
                                                                                    -------------    --------------

Comprehensive loss................................................................  $     (9,369)    $      (7,931)
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

               Item 1. CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                        Three Months Ended
                                                                                -----------------------------------
                                                                                September 30,         September 23,
                                                                                    2001                  2000
                                                                                -------------        --------------
Net cash flows provided by (used in) continuing operations...................   $     26,597         $       8,432
Net cash flows provided by (used in) discontinued operations.................           (466)                9,218
                                                                                -------------        --------------
Net cash flows provided by (used in) operating activities....................         26,131                17,650

Cash flows provided by (used in) investing activities:
     Purchases of property, plant and equipment..............................         (1,794)               (3,351)
     Proceeds from disposal of property, plant and equipment.................          2,235                 2,170
     Leases originated.......................................................        (72,646)              (76,727)
     Leases repaid...........................................................         55,742                52,616
     Proceeds from sale of marketable securities.............................          2,873                 1,473
     Purchases of marketable securities......................................         (3,455)                 (477)
     Net purchase (sale) of investments in cooperatives......................           (199)                  351
                                                                                -------------        --------------

Net cash flows used in investing activities..................................        (17,244)              (23,945)

Cash flows provided by (used in) financing activities:
     Net change in short-term borrowings.....................................          1,993                14,488
     Proceeds from long-term debt............................................            143                   562
     Repayment of long-term debt.............................................        (29,467)              (26,969)
     Proceeds from sale of subordinated debt.................................         38,691                24,604
     Maturity and redemption of subordinated debt............................        (17,353)              (23,291)
     Payments on capital leases..............................................          2,236                   (32)
     Redemption of stock, net ...............................................         (1,061)               (1,433)
     Cash dividends paid.....................................................         (1,521)               (1,592)
                                                                                -------------        --------------

Net cash flows provided by (used in) financing activities....................         (6,339)              (13,663)
                                                                                -------------        --------------

Net increase (decrease) in cash and equivalents..............................          2,548               (19,958)
Cash and equivalents at beginning of period..................................              0                29,244
                                                                                -------------        --------------

Cash and equivalents at end of period........................................   $      2,548         $       9,286
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002, due to the seasonal nature of certain major segments of our business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 2001.

     Effective July 1, 2001, we simplified the Agway corporate structure by merging Agway Financial Corporation (AFC) and Agway Holdings Inc. (AHI) into Agway Inc. The more complex structure described below was no longer necessary due to changed circumstances related to Agway's financing. Additionally, Agway Inc. assumed all the assets and liabilities of AFC and AHI and assumed the direct responsibility of securing financing. In connection with the assumption by Agway of the obligations under the corporate debt instruments, AFC, Agway and The Chase Manhattan Bank, a New York banking corporation (the Trustee), entered into a Supplemental Indenture dated as of July 1, 2001 which provides for the assumption by Agway of all rights, responsibilities and obligations of AFC under existing indentures and the debt securities to which they relate.

     Prior to July 1, 2001 AFC was a wholly owned subsidiary of Agway. AFC's principal business activities consisted of securing financing through bank borrowings and issuance of corporate debt instruments to provide funds for general corporate purposes to Agway and AFC's wholly owned subsidiary, AHI, and AHI's subsidiaries. Major holdings of AHI included Agway Energy Products LLC and Agway Energy Services Inc. (Energy), Telmark LLC and its subsidiaries (Leasing), and Agway Insurance Company and Agway General Agency Inc. (Insurance) through June 30, 2001. As a result of an exemptive relief granted pursuant to a "no action letter" issued by the staff of the Securities and Exchange Commission (SEC), AFC did not file periodic reports with the SEC for itself but did report summarized financial information in Agway's financial statement footnotes. With the merger of AFC and AHI into Agway Inc. and the assumption by Agway of the obligations under the debt securities initially issued by AFC, such summarized financial information is no longer appropriate or relevant and therefore is no longer provided. Leasing and Insurance finance their activities through operations or with a combination of short- and long-term credit facilities. Telmark's debt is not guaranteed by Agway.

     Fiscal Quarter
     The fiscal quarter-end of Agway Inc. for the first quarter of the current and prior year was September 30 and September 23, respectively. Effective July 1, 2001, the fiscal year-end has been changed to June 30 each year for the Company as a whole and for each of its divisions. Quarterly reports will be at quarters ended on September 30, December 31, and March 31.

     Reclassifications
     Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     ------------------------------------------------------
     Comprehensive Income
     Comprehensive income consists of net earnings (loss), the net change in unrealized gains and losses on available-for-sale securities, net of tax, and deferred gains and losses on cash flow hedges, net of tax. The unrealized gains and losses on available-for-sale securities are net of tax expense of $421 and $152 for the three months ended September 30, 2001 and September 23, 2000, respectively. The deferred gains and losses on derivatives are net of tax of $37 and $3,866 for the three months ended September 30, 2001 and September 23, 2000.

     New Accounting Standards
     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 (as amended by SFAS No.
     138) is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, (June 25, 2000, for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

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

     In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which are effective July 1, 2001 and July 1, 2002, respectively, for the Company. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of this standard has no impact on the financial statements of the Company. Under SFAS No. 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed after July 1, 2001, will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of SFAS No. 142 and assessing the impact of its adoption on July 1, 2002.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)



2.   BORROWING ARRANGEMENTS
     ----------------------
     Agway's senior debt facility (the Agway Senior Debt) is available for all business operations except for Agway Insurance Company (Insurance) and Telmark and Telmark's subsidiaries (Telmark). The Agway Insurance Company is independently financed through operations and liquidity provided by its investment portfolio. Telmark finances itself through a series of credit arrangements that are independent from the Agway Senior Debt. Each of those arrangements is more fully described in this footnote. Effective July 1, 2001, Agway Financial Corporation (AFC) was merged into Agway, as more fully described in Note 1. As a result, Agway assumed liability for any amounts borrowed by AFC under the Credit Agreement (as defined below).

     As of September 30, 2001, Agway had certain facilities available with various financial institutions whereby lenders have agreed to provide funds up to $564,200 to separately financed units of Agway as follows: Agway, excluding Telmark and Insurance - $175,000 and Telmark - $389,200. The Agway amount is a $175,000 short- term line of credit, up to $35,000 of which can be used for letters of credit. At September 30, 2001, letters of credit issued, primarily to back Agway insurance programs, under the Agway Senior Debt totaled approximately $28,800. The carrying amounts of Agway's and Telmark's short-term borrowings approximate their fair value and were as follows:

     September 2001                                                Agway             Telmark              Total
     --------------                                           -------------       -------------      --------------
     Bank lines of credit...................................  $      25,670       $     178,303      $      203,973
                                                              =============       =============      ==============
     Weighted average interest rate.........................          6.93%               3.92%
                                                              =============       =============

     June 2001                                                     Agway             Telmark              Total
     ---------                                                -------------       -------------      --------------
     Bank lines of credit...................................  $      61,342       $     140,638      $      201,980
                                                              =============       =============      ==============
     Weighted average interest rate.........................          7.22%               4.67%
                                                              =============       =============

     Agway Senior Debt
     The Agway Senior Debt is a syndicated three-year asset-based revolving line of credit for up to $175,000 pursuant to the terms of a credit agreement dated March 28, 2001 (and amended as of September 14, 2001) between Agway, certain of its subsidiaries and a syndicated group of lenders (the Credit Agreement). Interest rates are determined at the option of the Company, as either prime rate, plus 2.00%, or the London Interbank Offering Rate (LIBOR), plus 3.50%. The interest rate charged on bank lines of credit ranged from 3.33% to 7.75% at September 30, 2001. Up to $35,000 of this line of credit can be designated for use as letters of credit. In this asset-based line of credit, the amount available to Agway is the lesser of the "collateral borrowing base" or the $175,000 upper limit of the line of credit. The collateral borrowing base consists of certain of Agway's eligible accounts receivable and inventory (as defined under the Credit Agreement). Certain covenants and conditions of the Credit Agreement, as more fully discussed below, restrict the use of funds and reduce the practical availability of financing under the agreement by $25,000 to a maximum of $150,000.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)

2.   BORROWING ARRANGEMENTS (continued)
     ----------------------------------
     Agway Senior Debt (continued)
     As previously reported, based on Agway's June 30, 2001, financial results, Agway was in violation of certain of the financial covenants within the Credit Agreement because it had not maintained the required minimum level of earnings before interest, taxes, depreciation, and amortization (EBITDA) and the minimum ratios of EBITDA to fixed charges and interest on senior debt. On September 14, 2001, the syndicated group of lenders agreed to waive these violations, and further agreed to amend these covenants for each of the succeeding four quarters through June 2002 based on revised operating budgets for that period of time. In exchange for those amendments, Agway agreed to pay 25 basis points in additional interest on its borrowings, grant additional security interests in equipment and properties not previously pledged as collateral (including a pledge of its membership interest in Telmark) and increase the required minimum range of Minimum Capital (as defined below) balances of $455,000 to $465,000, an increase of $15,000, to reflect the actual increased balances outstanding at June 30, 2001, and the projections of the balances. As of September 30, 2001, the Company has met the amended covenants and conditions under the Credit Agreement. As of September 30, 2001, the collateral borrowing base was $111,700, which adequately supported Agway's borrowing needs which totaled $54,500. Management believes that adequate collateral exists and will continue to exist so that the Agway senior debt financing is, and will continue to be, adequate to meet the ongoing needs of Agway.

     The Credit Agreement has a number of financial covenants which restrict our capital spending and require us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the Credit Agreement, minimum ratios of EBITDA to fixed charges and interest on senior debt, and a minimum outstanding balance of preferred stock, subordinated debt, and certain debt of a subsidiary. That minimum outstanding balance requirement, as amended, ranges from $455,000 to $465,000 throughout the year. (This minimum amount of capital we must maintain is referred to as the Minimum Capital.)

     Other conditions of the Credit Agreement prevent us, in certain circumstances, from using funds we borrow under the Credit Agreement to pay interest or dividends on, or repurchase or repay principal of, our subordinated debt or preferred stock. To avoid these use restrictions, the Credit Agreement requires us to have a minimum excess borrowing capacity as defined in the agreement (collateral borrowing base in excess of outstanding loans) of at least $20,000 if we are not in default under the Credit Agreement. If we are in default under the Credit Agreement, to avoid these use restrictions, the minimum excess borrowing capacity we must maintain (collateral borrowing base in excess of outstanding loans) increases to $25,000. Further, if we are in default under the Credit Agreement, we are subject to these use restrictions if:

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

     These conditions, if present, reduce the practical availability under the Agway Senior Debt from $175,000 to $150,000 or $25,000 less than the collateral borrowing base, whichever is lower. The Credit Agreement was designed in part to allow and enable us to continue our past practice of repurchasing, at face value, certain subordinated debt and preferred stock when presented for repurchase prior to maturity. However, while it is our current intent to continue this historic practice, we are under no obligation to repurchase subordinated debt prior to its maturity and preferred stock when so presented, and may stop or suspend this practice at any time or may be required to stop or suspend such practice if we do not continue to meet the conditions of the Credit Agreement, including those described above.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


2.   BORROWING ARRANGEMENTS (continued)
     ----------------------------------
     Agway Subordinated Debt
     Agway registers with the SEC to offer debentures to the public on a continuing basis. The debentures are unsecured and subordinated to all senior debt of Agway. The Agway subordinated debt bears interest payable semiannually on January 1 and July 1 of each year. The interest rates of Agway's money market certificates are at the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Agway's subordinated debt is not redeemable by the holder, though Agway, historically has had a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase prior to maturity. However, Agway is under no obligation to repurchase such debt when so presented, and may stop or suspend this repurchase practice at any time. In addition, the terms or conditions of the lines of credit may, in certain circumstances, cause Agway to limit or cease its past practices with regard to the repurchase of subordinated debt.

     Telmark Lines of Credit and Revolving Loans
     At September 30, 2001, Telmark had credit facilities available from banks aggregating to $389,200. Uncommitted short-term line of credit agreements with various lenders permit Telmark to borrow up to $89,200 on an uncollateralized basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed $300,000 partially collateralized (by stock in a cooperative bank, which has a book value of $14,695 at September 30, 2001) revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amounts outstanding as of September 30 and June 30, 2001 under the short-term lines of credit were $76,903 and $71,138, respectively, and under the short-term component of the revolving term loan facility were $101,400 and $69,500, respectively. The portion of the revolving term loan that is long-term at September 30 and June 30, 2001 is $127,000 and $166,000, respectively. Telmark borrows under its short-term line of credit agreements and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $89,200 lines of credit all have terms expiring at various times during the next 12 months. The $300,000 revolving term loan facility is available through May 1, 2002.

     Telmark Unsecured Notes Payable to Insurance Companies
     Telmark has balances outstanding on uncollateralized senior note private placements totaling $149,500 at both September 30 and June 30, 2001. Interest is payable semiannually on each senior note. Principal payments are paid on both a semiannual and an annual basis. The principal bears interest at fixed rates ranging from 6.55% to 8.72%. The notes have various maturities through December 2012. The note agreements are similar to one another and each contains several specific financial covenants that must be complied with by Telmark. As of September 30, 2001, Telmark has complied with all covenants contained in its borrowing agreements.

     Telmark Lease-Backed Notes Payable to Insurance Companies
     Telmark, through two wholly owned special purpose subsidiaries, has four classes of lease-backed notes outstanding totaling $82,267 and $90,760 at September 30 and June 30, 2001, respectively. The notes are collateralized by leases, which Telmark sold to these subsidiaries, having an aggregate present value of contractual lease payments equal to or greater than the principal balance of the notes, and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. The principal bears interest at fixed rates ranging from 6.54% to 9.05% and has various final scheduled maturity in varying amounts and dates through December 2008.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


2.   BORROWING ARRANGEMENTS (continued)
     ----------------------------------
     Telmark Subordinated Debentures
     Telmark registers with the SEC to offer debentures to the public on a continuing basis. The debentures are unsecured and subordinated to all senior debt of Telmark. The interest on the debentures is paid quarterly on January 1, April 1, July 1, and October 1 of each year and may, at the holder's option, be reinvested. Telmark's subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Telmark debentures outstanding as of September 30, 2001 of $41,544 are due at various dates through March 2009 and bear a weighted average interest rate of 8.2%.

     Telmark conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs. Telmark has been successful in arranging its past financing needs and believes that its current financial arrangements are adequate to meet its foreseeable operating requirements. There can be no assurance, however, that Telmark will be able to obtain future financing in amounts, or on terms, that are favorable to Telmark.

     The Company's long-term and subordinated debt outstanding at September 30, 2001, as compared to June 30, 2001, is as follows:

                                                            AFC
                                    Agway           (excluding Telmark)      Telmark                  Total
                             --------------------  --------------------  -----------------     -----------------
                                9/01       6/01       9/01       6/01       9/01       6/01       9/01       6/01
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Long-term debt........  $  10,565  $  10,639  $   *      $   1,790  $ 358,767  $ 386,260  $ 369,332  $ 398,689
     Currently payable.....      1,118      1,307      *            143    143,515    126,496    144,633    127,946
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Net long-term debt....  $   9,447  $   9,332  $   *      $   1,647  $ 215,252  $ 259,764  $ 224,699  $ 270,743
                             =========  =========  =========  =========  =========  =========  =========  =========

     Subordinated debt.....  $ 467,951  $   *      $   *      $ 449,338  $  41,544  $  38,772  $ 509,495  $ 488,110
     Currently payable.....     45,366      *          *         47,628      7,982      8,320     53,348     55,948
                             ---------- ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Net subordinated debt.  $ 422,585  $   *      $   *      $ 401,710  $  33,562  $  30,452  $ 456,147  $ 432,162
                             =========  =========  =========  =========  =========  =========  =========  =========

   * Effective July 1, 2001 the Agway corporate structure was simplified by merging AFC and AHI into Agway, Inc. See Note 1 for more details.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)


3.   FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING
     --------------------------------------------------
     Agway is an agricultural cooperative directly engaged in manufacturing, processing, marketing and direct distribution of various animal feeds and agronomic products and services for its farmer-members and other customers, primarily in the northeastern United States and Ohio. In addition, Agway is involved in the manufacturing, processing and repacking of a variety of agricultural products marketed directly to consumers, retailers, wholesalers, and processors; is involved in the distribution of petroleum products; the installation and servicing of heating, ventilation, and air-conditioning equipment; marketing of natural gas and electricity, where deregulation makes that possible; lease financing; the underwriting and sale of certain types of property and casualty insurance; and the sale of health insurance. Agway reports its operations principally in five business segments. Total sales and revenues of each industry segment includes the sale of products and services to unaffiliated customers, as reported in the Agway consolidated statements of operations, as well as sales to other segments of Agway which are competitively priced.

     The Other category within the summary of business segments includes net corporate expenses, pension income, intersegment eliminations, interest, and taxes. Interest income for the Leasing segment is reported as net sales and revenues and interest expense is reported as cost and expenses from leasing operations (cost of sales).

                                                                  Three Months Ended September 2001
                               ---------------------------------------------------------------------------------------------------
                                               Country
                                               Products
                               Agriculture       Group         Energy         Leasing     Insurance        Other      Consolidated
                               -----------    -----------    -----------    -----------   ---------     -----------   ------------
Net sales and revenues to
  unaffiliated customers ...   $    92,037    $    43,643    $   108,764    $    21,928   $     7,212   $        11    $   273,595
Intersegment sales and
  revenues .................           302          1,063             78            590             0        (2,033)             0
                               -----------    -----------    -----------    -----------   -----------   -----------    -----------
    Total sales and revenues   $    92,339    $    44,706    $   108,842    $    22,518   $     7,212   $    (2,022)   $   273,595
                               ===========    ===========    ===========    ===========   ===========   ===========    ===========

Earnings (loss) before
   income taxes ............   $    (8,214)   $      (370)   $   (10,052)   $     5,299   $       305   $    (5,168)   $   (18,200)
                               ===========    ===========    ===========    ===========   ===========   ===========    ===========

Total assets ...............   $   228,739    $    67,011    $   166,501    $   748,473   $    56,792   $   302,412    $ 1,569,928
                               ===========    ===========    ===========    ===========   ===========   ===========    ===========
                                                                  Three Months Ended September 2000
                               ---------------------------------------------------------------------------------------------------
                                               Country
                                               Products
                               Agriculture       Group         Energy         Leasing      Insurance       Other      Consolidated
                               -----------    -----------    -----------    -----------   -----------   -----------   ------------
Net sales and revenues to
  unaffiliated customers ...   $    98,963    $    43,365    $   128,683    $    20,468   $     6,972   $        10    $   298,461
Intersegment sales and
  revenues .................         2,230          1,761             85             76             0        (4,152)             0
                               -----------    -----------    -----------    -----------   -----------   -----------    -----------
    Total sales and revenues   $   101,193    $    45,126    $   128,768    $    20,544   $     6,972   $    (4,142)   $   298,461
                               ===========    ===========    ===========    ===========   ===========   ===========    ===========

Earnings (loss) before
   income taxes ............   $    (8,932)   $    (2,284)   $    (8,912)   $     4,212   $       171   $    (5,249)   $   (20,994)
                               ===========    ===========    ===========    ===========   ===========   ===========    ===========

Total assets ...............   $   248,494    $    67,725    $   202,085    $   693,154   $    55,032   $   300,920    $ 1,567,410
                               ===========    ===========    ===========    ===========   ===========   ===========    ===========

                                       13

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)

4.   DISCONTINUED OPERATIONS
     -----------------------
     In fiscal 2000, the Agway Board of Directors approved a plan to restructure the retail store distribution system, which called for the sale or closure of the 227 Agway retail properties, and also authorized the sale of the wholesale procurement and supply system to Southern States Cooperative, Inc. An agreement for the sale was executed on June 20, 2000 and the sale closed on July 31, 2000. The sale of the wholesale procurement and supply system, when combined with the sale and closure of the Agway-owned or operated retail stores, constituted a plan to discontinue operations of the retail services business. All retail store operations ceased during fiscal 2001, and the Company is continuing to market the remaining former store properties for sale. The expected loss on discontinuance of the retail operation was estimated and reported in fiscal 2000. No adjustments to those estimates have been required for these discontinued operations during the first quarter of fiscal 2002 or 2001.

     The net sales and revenues from discontinued operations (retail services business) for the first quarter of 2002 and 2001 were approximately $0 and $19,200, respectively. No interest expense was allocated to discontinued operations for the first quarter of 2002 or 2001.

     A summary of net assets of discontinued operations was as follows:

                                                                                     September 30,      June 30,
                                                                                         2001             2001
                                                                                    -------------    --------------
     Net accounts/notes receivable................................................  $      1,041     $       1,118
     Property, plant and equipment, net...........................................         6,349             8,525
     Other assets, net............................................................         8,678             6,651
     Accounts payable and accrued expenses........................................        (9,158)           (9,306)
     Long-term liabilities........................................................        (1,031)           (1,574)
                                                                                    -------------    --------------
     Net assets of discontinued operations........................................  $      5,879     $       5,414
                                                                                    =============    ==============

5.   AGRICULTURE REALIGNMENT
     -----------------------
     In the second quarter of fiscal 2001, the Agway Board of Directors approved a plan to realign the Agriculture segment of Agway's business (the
     Agriculture Plan). The Agriculture Plan is intended to realign the Agriculture segment with the continuing concentration of farming and our member farmers in the northeastern United States. The Agriculture Plan calls for the formation of a Feed and Nutrition Division and an Agronomy Division that are being structured to enable Agway to act as a wholesaler of its agricultural products in its traditional marketplace and as a retailer of its agricultural products in select markets. In addition to establishing the management and systems support structure, 62 locations have been identified for conversion to dealer operations, sale, or closure. Approximately 412 employees at these locations may be paid severance. Sale of closed facilities is estimated to take place through June 2003. Gains on the sale of properties are recognized when realized. Inventories have been reduced to their estimated net realizable values. Operating costs during the transition period are recognized when incurred. During this transition period, we expect continued losses from the Agriculture segment's operations, due in part to the costs associated with the Agriculture Plan. The financial impact associated with the Agriculture Plan transactions incurred in the first quarter of fiscal 2002 is summarized below. Plan-related severance cost accruals remaining at September 30, 2001 totaled $700.

                                                                                     Quarter Ended
                                                                                   September 30, 2001
                                                                                  -------------------
     Net gain on sale of assets.................................................  $              936
     Gain (loss) on sale/liquidation of inventory...............................                 629
     Severance cost adjustments.................................................                 200
     Other transaction costs....................................................                (201)
                                                                                  -------------------
     Net gain (loss) on realignment activity....................................  $            1,564
                                                                                  ===================

                                       14

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


6.   ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
     -------------------------------------------------
     All derivatives are recognized on the balance sheet at their fair value. At the time a derivative contract is entered into, the Company either designates the derivative as a fair value or cash flow hedge. For fair value hedge transactions in which the Company is hedging changes in fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-priced asset, liability, commitment, or forecasted transaction, changes in the fair value of the derivative are reported in other comprehensive income. The gains and losses on the derivatives that are reported in comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of derivatives' changes in fair value and the change in fair value of derivatives designated but not qualifying as effective hedges are recognized in current- period earnings.

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

     The Company's Energy segment enters into a combination of exchange-traded futures and options contracts and, in certain circumstances, over the counter options (collectively derivatives) to manage the price risk associated with future purchases of the commodities sold in its operations, principally heating oil and propane. Energy has fair value hedges associated with its fixed price purchase contracts and cash flows hedges for its variable priced purchase contracts. The derivatives are specifically matched in volume and maturity with the various purchase commitments of the business and generally expire within a year. The value of option contracts that Energy enters into has two components: time and intrinsic value. The intrinsic value is the value by which the option is in the money. The remaining amount of option value is attributable to time value. Energy does not include the time value of option contracts in its assessment of hedge effectiveness and therefore records changes in the time value component of its options currently in earnings. At September 30, 2001, Energy had a derivative liability of $224. An after-tax total of $56 of deferred net unrealized gains on derivatives instruments was accumulated in other comprehensive income and is expected to be reclassified into earnings during the next twelve months. The pre-tax earnings impact for the time value component of option value not used in assessing hedge effectiveness totaled $1,800 upon the initial adoption of SFAS No. 133 at July 1, 2000, and is included, net of tax, in the cumulative effect of accounting change. For the three months ended September 30, 2001, $1,200 is included as a charge to cost of goods sold for the change in option time value not used in the assessment of hedge effectiveness.

     In the Agriculture segment, the purchase of corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products sold by Agriculture, creates price risk for this business. Agriculture intends to use natural hedges of purchase and sales contracts whenever possible; however, exchange-traded commodity instruments are used principally to manage the price risk associated with unmatched commodity purchases or sales. Agriculture matches all derivative contracts with their underlying purchase or sale contracts; however, due to the differences in the changes in the commodity cash price at an Agriculture location versus the Chicago Board of Trade, a highly effective hedging relationship (as defined by SFAS No. 133) has not been achieved. Therefore, the derivatives used in Agriculture are marked to market currently in earnings. The impact of marking these derivatives to market for the three months ended September 30, 2001, was immaterial.

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

     Insurance Coverage
     The Company uses various insurance companies to insure its primary casualty insurance risks as well as to obtain various umbrella/excess liability coverages. On October 3, 2001, the Commonwealth Court of Pennsylvania approved the petition of the Pennsylvania Insurance Commissioner for an Order of Liquidation for Reliance Insurance Company (RIC). Agway has obtained insurance coverage from RIC in various segments of its insurance programs since 1991. Presently, Agway has five pending claims which could be affected by this liquidation. Total covered amounts by RIC on these claims are currently estimated at $1,600. In addition, future claims could be affected by this liquidation. The liquidation statute establishes certain priorities for payment of claims. Direct policyholders are one of the top priorities for payment. To the extent, if any, RIC is unable to meet its claim obligations to its policyholders and other creditors, certain state insurance guarantee funds may provide additional sources of claim payments. The Company cannot at this time determine the ultimate outcome of this liquidation, its impact on outstanding and future claims against RIC policies held by Agway, or the impact on the Company's financial results. It is anticipated that due to this proceeding the Company, at a minimum, can expect delays in receiving cash settlement for claims outstanding under RIC policies.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


RESULTS OF OPERATIONS
---------------------
Agway is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Agway. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, Agway cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Certain factors that could cause actual results to differ materially from those projected have been discussed in this report and include the factors set forth below. Other factors that could cause actual results to differ materially include uncertainties of economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Where, in any forward-looking statement, Agway, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "intend," "believe," "expect," and "anticipate" and phrases "it is probable" and "it is possible" or similar words or phrases identify forward-looking statements.

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

Consolidated Results
--------------------
Consolidated net sales and revenues of $273,600 for the fiscal quarter ended September 30, 2001, decreased $25,000 (8%) as compared to the same period in the prior year. The decrease in the three-month period was substantially the result of decreased sales in the Energy and Agriculture segments, as more fully described below.

Consolidated pre-tax loss of $18,200 for the three months ended September 30, 2001, improved $2,800 (13%) over the same period in the prior year. Improvements in Agriculture, Country Products Group, Leasing, and Insurance were partially offset by a decline in Energy. See further explanation of pre-tax results by business segment below. Net corporate costs of $5,200 remained constant for the three-month period as compared to the prior year.

Effective June 25, 2000, Agway adopted a new accounting requirement for all derivative instruments. As a result, a loss on the cumulative effect of accounting change, net of tax of $1,100, is reflected in the first quarter of the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Agriculture
-----------
Total Agriculture sales and revenues of $92,300 for the three months ended September 30,2001, decreased $8,900 (9%) as compared to $101,200 for the same period in the prior year. The decrease in sales for the three-month period was principally due to an $8,700 (21%) decrease in sales in the Agronomy business over the same period in the prior year. About half of the decline in sales was a result of a return to normal summer sales levels in the current year compared to a peak in summer sales last year caused by delayed spring planting in that year. Also contributing to the decrease in sales was the closing of agronomy locations during the latter half of the prior year as part of a planned business realignment. The Feed business sales and revenues of $58,100 for the quarter ended September 30, 2001 increased $1,400 (3%) from $56,700 in the first quarter of the prior year. The increase in sales is the result of an increase in revenues in the tested specific pathogen free (TSPF) heifer-rearing services from continued growth of utilization of these facilities. The remaining feed operations showed a less than 1% increase in sales. The average selling price of feed has remained flat compared to the same period in the prior year. The selling price of feed products is largely driven by commodity prices, which have also remained flat compared to the prior year.

Agriculture pre-tax loss of $8,200 for the three months ended September 30, 2001 decreased $700 (8%) as compared to a pre-tax loss of $8,900 for the same period in the prior year. The overall decrease in pre-tax loss resulted from a combination of factors. A negotiated settlement of $900 was received in the first quarter of fiscal 2002 with no comparable amount received in the first quarter of the prior year. Additionally, the impacts of the Agriculture realignment plan during the first quarter of fiscal 2002 resulted in $1,600 in net gains on the sale of property and inventory and also created expense reductions of approximately $2,600 as compared to the prior year, primarily from fewer operating Agriculture locations. These improvements were substantially offset by declines in Feed and Agronomy margins. The declines in Feed and Agronomy margins resulted from higher Agronomy commodity pricing as compared to the prior year and the loss of revenues from closed Feed and Agronomy locations which combined to reduce margin levels in the first quarter of 2002 as compared to the same period in the prior year.

Country Products Group
----------------------
Country Products Group (CPG) total sales and revenues of $44,700 for the three-months ended September 30, 2001, decreased $400 (1%) as compared to the same period in the prior year. The decline in sales is primarily in the Produce Group due to the closing of the Texas produce operation, which accounted for a decrease in sales of $2,900 (84%) as compared to the same period in the prior year. This decrease was partially offset by an increase in the remaining Produce Group locations sales and revenues of $1,700 (6%). The sunflower business also experienced an increase in sales of $1,000 (11%) as compared to the same period in the prior year. The sales increase was in human edible sunflower seeds as a result of increased demand for their use in snack foods, as well as continued growth of new bakery product lines, which were initiated in the second half of the prior year. Additionally, poor sunflower seed crop in the prior year adversely impacted sunflower sales in the first quarter of the prior year. Finally, the Investment Group sales increased $500 (83%) substantially due to the sale of Optigen 1200, a controlled-release nitrogen feed product.

CPG pre-tax loss of $400 for the three-months ended September 30, 2001 represents an improvement in results of $1,900 (84%) as compared to a pre-tax loss of $2,300 for the same period in the prior year. Produce operations that were shut down during 2001 incurred $1,200 of losses in the first quarter of the prior year while generating $200 of income during the final wind-down of these operations in the first quarter of 2002. In addition, the sunflower business operations pre-tax profits increased $700 over the same period in the prior year due to higher margins from the new bakery products lines combined with lower margins experienced in the first quarter of the prior year due to high product costs and increased production costs associated with the poor sunflower crop in that year. These improvements were partially offset by a decrease of $200 in CPG's remaining businesses.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Energy
------
Energy sales and revenues of $108,800 for the three months ended September 30, 2001, decreased $20,000 (15%) as compared to the same period in the prior year. Overall, sales dollar decreases from liquid product volume was $9,000 (8%) during the three-month period as compared to the same period in the prior year. The volume decreases were the result of both a combination of warmer weather conditions in our primary markets in the current quarter as compared to the same period in the prior year, and the timing of Energy's summer fill program which occurred in the spring of 2001 as compared to the first quarter of the prior year. As a result of market conditions and a decrease in commodity prices, Energy experienced sales dollars decreases relating to price in its liquid products of $13,500 (12%) for the three- month period. Additionally, sales and revenues from the electric and natural gas marketing business improved $2,500 ( 51%) while the heating , ventilation and air conditioning installation and service business remained constant with the comparable period in the prior year.

Energy pre-tax loss of $10,100 for the three-month period ended September 30, 2001, represents an increased loss of $1,100 (13%) as compared to the same period in the prior year. In the three-month period ended September 30, 2001, overall gross margin dollars decreased $800 (3%) over the same period in the prior year, and were driven by the decrease in sales noted above. Additionally, an increase of $300 (19%) in interest expense was incurred to cover the increase in cost of capital as compared to the same period in the prior year.

Leasing
-------
Total revenue of $22,500 for the three-month period ended September 30, 2001, increased $2,000 (10%) as compared to the same period in the prior year. These increases were primarily due to a higher average investment in leases and a higher income rate on the outstanding portfolio. Telmark's average net investment in leases increased $63,200 (10%) in the three-month period ended September 30, 2001, as compared to the same period in the prior year.

Pre-tax earnings from operations of $5,300 for the three months ended September 30, 2001, increased $1,100 (26%) as compared to the same period in the prior year. The total revenue increases noted above were partially offset by an increase in total expenses of $900 (5%) for the three months ended September 30, 2001, as compared to the same period in the prior year. The increase in total expenses resulted from a $500 increase provision for credit losses, a $300 increase in selling, general and administrative costs, and a $200 increase in interest expense. The increases can be attributable to the growing lease portfolio.

Insurance
---------
Insurance Group total net revenues of $7,200 for the three-month period ended September 30, 2001, increased $200 (3%) as compared to the same period in the prior year. The increase was in net earned premiums of the Agway Insurance Company as sales initiatives caused the increase in net premiums over the same period in the prior year.

Pre-tax earnings of the Insurance Group of $300 for the three-month period ended September 30, 2001, increased $100 (62%) as compared to the same period in the prior year. The improvement in pre-tax earnings for the three-month period resulted substantially from favorable case reserve experience. The General Agency experienced a pre-tax break-even position for the first quarter ended 2002 and 2001.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash generated from external borrowings and/or operations are Agway's major ongoing sources of funds to finance capital improvements, business acquisitions, shareholder dividends, and a growing lease portfolio at Telmark. The following is a summary of net cash flows for the three months ended:

                                                                   September 30,    September 23,       Increase
                                                                       2001             2000           (Decrease)
                                                                  --------------    -------------    -------------
Net cash flows provided by (used in):
      Operating activities......................................  $      26,131     $     17,650     $      8,481
      Investing activities......................................        (17,244)         (23,945)           6,701
      Financing activities......................................         (6,339)         (13,663)           7,324
                                                                  --------------    -------------    --------------
Net increase (decrease) in cash and equivalents.................  $       2,548     $    (19,958)    $     22,506
                                                                  ==============    =============    ==============

Cash Flows Provided By Operating Activities
Cash flows from continuing operations of $26,100 improved $8,500 over the prior year. Primarily these improvements are related to working capital needs. As of September 30, 2001, working capital items generated cash flows of $31,000 as compared to generating cash flows of $9,400 for the same period in the prior year. The generation of cash flows from working capital items was a result of declines in receivables and inventory, principally in Energy and Agriculture. Cash flows for discontinued operations used cash of $500 as of September 30, 2001, compared to generating cash flows of $9,200 for the same period in the prior year. The generation of cash flows from discontinued operations as of September 30, 2000, was from the sale of former retail locations.

As discussed in Note 7 to the financial statements, the Company has obtained insurance coverage from Reliance Insurance Company (RIC) in various segments of its insurance programs since 1991. Agway currently has five pending claims with RIC (estimated at approximately $1,600) and may make more claims in the future under policies issued by RIC. On October 3, 2001, the Commonwealth Court of Pennsylvania approved the petition of the Pennsylvania Insurance Commissioner for an Order of Liquidation for RIC. While the impact, if any, of the liquidation of RIC on the Company cannot be predicted at this time, if RIC is unable to satisfy, or is delayed in satisfying, its obligations to the Company, such failure or delay in paying claims could negatively affect our liquidity.

Cash Flows Used in Investing Activities
The cash flow used in investing activities decreased in the three months ended September 30, 2001, by $6,700 as compared to the same period in the prior year. The most significant use of cash has been in connection with Agway's growing lease financing business (Telmark). The cash requirements to fund lease origination growth in excess of lease repayments decreased $7,200 compared to the same period in the prior year.

Cash Flows Used in Financing Activities
Agway's senior debt facility (the Agway Senior Debt) is available for all business operations except for Agway Insurance Company (Insurance) and Telmark and Telmark's subsidiaries (Telmark). The Agway Insurance Company is independently financed through operations and liquidity provided by its investment portfolio. Telmark finances itself through a series of credit arrangements that are independent from the Agway Senior Debt. Each of those arrangements is more fully described in this footnote. Effective July 1, 2001, Agway Financial Corporation (AFC) was merged into Agway, as more fully described in Note 1. As a result, Agway assumed liability for any amounts borrowed by AFC under the Credit Agreement (as defined below).

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (continued)
------------------------------------------
Cash Flows Used in Financing Activities (continued)

Agway Senior Debt
The Agway Senior Debt is a syndicated three-year asset-based revolving line of credit for up to $175,000 pursuant to the terms of a credit agreement dated March 28, 2001 (and amended as of September 14, 2001) between Agway, certain of its subsidiaries and a syndicated group of lenders (the Credit Agreement). Interest rates are determined at the option of the Company, as either prime rate, plus 2.00%, or the London Interbank Offering Rate (LIBOR), plus 3.50%. The interest rate charged on bank lines of credit ranged from 3.33% to 7.75% at September 30, 2001. Up to $35,000 of this line of credit can be designated for use as letters of credit. In this asset-based line of credit, the amount available to Agway is the lesser of the "collateral borrowing base" or the $175,000 upper limit of the line of credit. The collateral borrowing base consists of certain of Agway's eligible accounts receivable and inventory (as defined under the Credit Agreement). Certain covenants and conditions of the Credit Agreement, as more fully discussed below, restrict the use of funds and reduce the practical availability of financing under the agreement by $25,000 to a maximum of $150,000.

As previously reported, based on Agway's June 30, 2001, financial results, Agway was in violation of certain of the financial covenants within the Credit Agreement because it had not maintained the required minimum level of earnings before interest, taxes, depreciation, and amortization (EBITDA) and the minimum ratios of EBITDA to fixed charges and interest on senior debt. On September 14, 2001, the syndicated group of lenders agreed to waive these violations, and further agreed to amend these covenants for each of the succeeding four quarters through June 2002 based on revised operating budgets for that period of time. In exchange for those amendments, Agway agreed to pay 25 basis points in additional interest on its borrowings, grant additional security interests in equipment and properties not previously pledged as collateral (including a pledge of its membership interest in Telmark) and increase the required minimum range of Minimum Capital (as defined below) balances of $455,000 to $465,000, an increase of $15,000, to reflect the actual increased balances outstanding at June 30, 2001, and the projections of the balances. As of September 30, 2001, the Company has met the amended covenants and conditions under the Credit Agreement. As of September 30, 2001, the collateral borrowing base was $111,700, which adequately supported Agway's borrowing needs which totaled $54,500. Management believes that adequate collateral exists and will continue to exist so that the Agway senior debt financing is, and will continue to be, adequate to meet the ongoing needs of Agway.

The Credit Agreement has a number of financial covenants which restrict our capital spending and require us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the Credit Agreement, minimum ratios of EBITDA to fixed charges and interest on senior debt, and a minimum outstanding balance of preferred stock, subordinated debt, and certain debt of a subsidiary. That minimum outstanding balance requirement, as amended, ranges from $455,000 to $465,000 throughout the year. (This minimum amount of capital we must maintain is referred to as the Minimum Capital.)

Other conditions of the Credit Agreement prevent us, in certain circumstances, from using funds we borrow under the Credit Agreement to pay interest or dividends on, or repurchase or repay principal of, our subordinated debt or preferred stock. To avoid these use restrictions, the Credit Agreement requires us to have a minimum excess borrowing capacity as defined in the agreement (collateral borrowing base in excess of outstanding loans) of at least $20,000 if we are not in default under the Credit Agreement. If we are in default under the Credit Agreement, to avoid these use restrictions, the minimum excess borrowing capacity we must maintain (collateral borrowing base in excess of outstanding loans) increases to $25,000. Further, if we are in default under the Credit Agreement, we are subject to these use restrictions if:

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------
Cash Flows Used in Financing Activities (continued)

Agway Senior Debt (continued)

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

These conditions, if present, reduce the practical availability under the Agway Senior Debt from $175,000 to $150,000 or $25,000 less than the collateral borrowing base, whichever is lower. The Credit Agreement was designed in part to allow and enable us to continue our past practice of repurchasing, at face value, certain subordinated debt and preferred stock when presented for repurchase prior to maturity. However, while it is our current intent to continue this historic practice, we are under no obligation to repurchase subordinated debt prior to its maturity and preferred stock when so presented, and may stop or suspend this practice at any time or may be required to stop or suspend such practice if we do not continue to meet the conditions of the Credit Agreement, including those described above.

As of September 30, 2001, the total amount outstanding under the Credit Agreement was $54,500, of which $28,800 was designated to letters of credit principally in support of Agway insurance programs under the Agway Senior Debt. Interest rates, as amended in the manner described below, are determined at the option of the Company, as either prime rate, plus 2.00%, or the London Interbank Offering Rate (LIBOR) rate, plus 3.50%.

Agway Subordinated Debt
Agway registers with the Securities and Exchange Commission (SEC) to offer debentures to the public on a continuing basis. The debentures are unsecured and subordinated to all senior debt at Agway. The Agway subordinated debt bears interest payable semiannually on January 1 and July 1 of each year. The interest rates of Agway's money market certificates are at the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Agway's subordinated debt is not redeemable by the holder, though Agway, historically has had a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase prior to maturity. However, Agway is under no obligation to repurchase such debt when so presented, and may stop or suspend this repurchase practice at any time. In addition, the terms or conditions of the lines of credit may, in certain circumstances, cause Agway to limit or cease its past practices with regard to the repurchase of subordinated debt.

On November 1, 2001, $43,100 of subordinated money market certificate obligations of Agway matured. Agway expects to refinance this debt either through a new issue of subordinated debt, through cash from operations, through sales of discontinued assets, through short-term bank borrowings, or a combination thereof.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------
Cash Flows Used in Financing Activities (continued)

Sources of Long-Term Financing
Sources of long-term financing include the following as of September 2001:

                                                                               Agway Inc.
                                                                              (excluding
Source of debt                                                                  Telmark)      Telmark        Total
--------------                                                                -----------   -----------   -----------
Banks - due 2/02 to 4/04, interest at a weighted average
   rate of 6.9% with a range of 5.36% - 7.47% .............................   $         0   $   127,000   $  127,000
Insurance companies - due 12/01 to 12/12, interest at a weighted average
   rate of 7.49% with a range of 6.55% - 8.72%.............................             0       149,500      149,500
Capital leases and other - due 2001 to 2018, interest at a
   weighted average rate of 9.3% with a range of 6.54% to 10%..............        10,565        82,267       92,832
                                                                              -----------   -----------   -----------
     Long-term debt........................................................        10,565       358,767      369,332
Subordinated money market certificates - due 10/01 to 10/15, interest at
   a weighted average rate of 8.24% with a range of 4.50% - 9.75%..........       464,119             0      464,119
Subordinated debentures - due 3/02 to 3/09, interest at a weighted average
   rate of 8.19% with a range of 6.25% to 9.00%............................         3,832        41,544       45,376
                                                                              -----------   -----------   -----------
     Total debt............................................................   $   478,516   $   400,311   $  878,827
                                                                              ===========   ===========   ===========

For a further description of the Company's credit facilities available at September 30, 2001, see Note 2 to the Condensed Consolidated Financial Statements.

Telmark Liquidity
Telmark's ongoing availability of adequate financing to maintain the size of our portfolio and to permit lease portfolio growth is key to Telmark's continuing profitability and stability. We have principally financed Telmark's operations, including the growth of its lease portfolio, through borrowings under its lines of credit, private placements of debt with institutional investors and other term debt, subordinated debentures, lease-backed notes, principal collections on leases and cash provided from operations.

Virtually all of the cash flows from both operations and financing activities were invested in growth of the lease portfolio. Telmark has been successful in arranging its past financing needs and believes that its current financing arrangements are adequate to meet its foreseeable operating requirements. There can be no assurance, however, that Telmark will be able to obtain future financing in amounts or on terms that are acceptable. Telmark's inability to obtain adequate financing would have a material adverse effect on its operations. In addition, Agway's membership interest in Telmark has been pledged as additional collateral with respect to certain obligations of Agway. While the terms of the pledge generally do not restrict Telmark's operations, Telmark has acknowledged and agreed to the pledge, has agreed to cooperate with Agway's lenders in respect to their rights under the pledge, and has agreed to refrain from creating any lien or encumbrance with respect to the equity of Telmark subsidiaries. A foreclosure on the pledge following an event of default would result in a change of control, giving Telmark's senior lenders rights to demand repayment of existing outstanding debt. Depending upon the financial markets and Telmark's financial circumstances at that time, if the senior lenders chose to execute those rights, it could have a material adverse effect on Telmark's results of operations, liquidity and financial position. Management conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs. See Note 2 to the Condensed Financial Statements, "Borrowing Arrangements."

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                   (Unaudited)
                             (Thousands of Dollars)


COMMODITY PRICE EXPOSURE
------------------------
In the normal course of our operations, we have exposure to market risk from price fluctuations associated with commodities such as corn, soy complex, oats, gasoline, distillate and propane. These price fluctuations impact commodity inventories, product gross margins, and anticipated transactions in our Agriculture and Energy businesses. We manage the risk of market price fluctuations of some of these commodities by using commodity derivative instruments. Commodity derivative instruments include exchange-traded futures and option contracts and, in limited circumstances, over-the-counter contracts with third parties. We have policies that specify what we can use commodity derivative instruments for and set limits on the maturity of contracts we enter into and the level of exposure to market price fluctuations that we are trying to protect ourselves against (or hedge). However, because the commodities markets are very volatile, our gains or losses on these contracts might not fully offset the corresponding change in the prices of the underlying commodity, which could lower our earnings.

A sensitivity analysis has been prepared to estimate Agway's exposure to market risk of its commodity instrument positions as of September 2001 and 2000. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta- adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities for which the commodity instruments are managing the price risk. As of September 2001 and 2000, assuming a 10% hypothetical adverse change in the underlying commodity price, the potential decrease in fair value of our Energy business commodity instruments was $2,300 and $5,900, respectively. The potential loss in fair value of commodity instruments for Agriculture was immaterial for both periods.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 1.  Legal Proceedings
--------------------------
On May 5, 2000, approximately 90 North Dakota farmers (Jorgenson, et al. v. Agway Inc.) filed a Complaint against Agway Inc. in the U.S. District Court, District of North Dakota, Southeastern Division, alleging that they bought and planted a variety of confection sunflower seed during the spring of 1999 from Agway Inc. which was defective. The farmers allege that as a result of the defective seed, they are entitled to monetary damages in the amount of approximately $2,900. In addition, upon referral from the U.S. District Court, the North Dakota Supreme Court ruled in May 2001 that the farmers may proceed with their claims that Agway Inc. is liable under the North Dakota Consumer Fraud Act (Act). Possible remedies under the Act include treble damages and attorneys' fees. In October 2001, the U.S. District allowed the farmers to amend their Complaint to add approximately 18 additional farmers, a claim for fraud and a claim for punitive damages. Agway Inc. has denied and is vigorously contesting the farmers' allegations. While we do not anticipate any material adjustments to our financial statements from these claims, it is not possible at this time to determine what the ultimate outcome of these claims will be.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
As previously reported, based on Agway's June 30, 2001, financial results, Agway was in violation of certain financial covenants within its Credit Agreement. On September 14, 2001, the lenders agreed to waive these violations, and further agreed to amend the covenants. As of September 30, 2001, the Company has met the amended covenants and conditions under the Credit Agreement. See Note 2 of the condensed financial statements for further details.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibits
         (3) (ii)   By-laws of Agway Inc., as amended October 22, 2001

     (b) Reports on Form 8-K

         Agway filed a report on Form 8-K on July 2, 2001 announcing the July 1, 2001 merger of Agway Financial Corporation with and into Agway Inc.

         Agway filed a report on Form 8-K on August 20, 2001 announcing the financial results for the fiscal year ended June 30, 2001. Additionally, the Company announced that the Company was in violation of bank covenants as of June 30, 2001, and that it was currently negotiating with the lenders to receive a waiver and amendments. (Note:
         On September 14, 2001, lenders agreed to waive these violations, and further agreed to amend these covenants for each succeeding four quarters through June 2002 based on revised operating budgets for that period of time.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        AGWAY INC.
                                         ---------------------------------------
                                                       (Registrant)





Date          November 14, 2001                   /s/ PETER J. O'NEILL
         ---------------------------    ----------------------------------------
                                                    Peter J. O'Neill
                                                 Senior Vice President,
                                                   Finance & Control,
                                            (Principal Financial Officer and
                                                 Chief Accounting Officer)