Form 10-Q
period 2001-12-31
AGWAY INC
filed 2002-02-04
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934
For the quarterly period ended December 31, 2001
                               -----------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
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
Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                Outstanding at February 4, 2002
------------------------------                   -------------------------------
Membership Common Stock,                                  96,971 shares
$25 par value per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION
-------  ---------------------
         Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of
         December 31, 2001 and June 30, 2001...................................3

         Condensed Consolidated Statements of Operations
         and Retained Earnings for the three months and six
         months ended December 31, 2001 and December 23, 2000..................4

         Consolidated Statements of Comprehensive Income
         for the three months and six months ended
         December 31, 2001 and December 23, 2000...............................5

         Condensed Consolidated Cash Flow Statements for the
         six months ended December 31, 2001 and December 23, 2000..............6

         Notes to Condensed Consolidated Financial Statements..................7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............18

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk...........................................25

PART II.   OTHER INFORMATION
--------   -----------------

           Item 1.  Legal Proceedings.........................................26

           Item 3.  Defaults Upon Senior Securities...........................26

           Item 4.  Submission of Matters to a Vote of
                    Security Holders..........................................27

           Item 6.  Exhibits and Reports on Form 8-K..........................28

           SIGNATURES.........................................................31

                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  Item 1. CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                  December 31,          June 30,
ASSETS                                                                                2001                2001
------                                                                            -------------      --------------
                                                                                   (Unaudited)
Current Assets:
     Cash.......................................................................  $     12,903       $           0
     Trade accounts receivable (including notes receivable of $8,069 and
         $9,572, respectively), less allowance for doubtful accounts of
         $9,167 and $10,633, respectively.......................................       122,281             212,793
     Leases receivable, less unearned income of $79,186 and
         $78,126, respectively..................................................       181,297             165,348
     Advances and other receivables.............................................        32,671              19,941
     Inventories:
         Raw materials..........................................................         8,176               6,122
         Finished goods.........................................................        83,010              79,737
         Goods in transit and supplies..........................................         3,130               2,767
                                                                                  -------------      --------------
              Total inventories.................................................        94,316              88,626
     Restricted cash  ..........................................................        11,956               8,306
     Prepaid expenses and other assets..........................................        70,030              66,282
                                                                                  -------------      --------------
         Total current assets...................................................       525,454             561,296
Marketable securities available for sale........................................        36,391              37,556
Other security investments......................................................        51,465              51,829
Properties and equipment, net...................................................       168,092             177,355
Long-term leases receivable, less unearned income of $183,560 and
     $186,795, respectively.....................................................       491,860             502,992
Net pension asset...............................................................       238,290             229,678
Other assets  ..................................................................        29,768              33,785
Net assets of discontinued operations...........................................         3,241               5,414
                                                                                  -------------      --------------
              Total assets......................................................  $  1,544,561       $   1,599,905
                                                                                  =============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable..............................................................  $    149,987       $     201,980
     Current installments of long-term debt.....................................       110,498             127,946
     Current installments of subordinated debt..................................        45,887              55,948
     Accounts payable...........................................................       119,312              90,684
     Other current liabilities..................................................       115,992             131,209
                                                                                  --------------     --------------
         Total current liabilities..............................................       541,676             607,767
Long-term debt..................................................................       275,806             270,743
Subordinated debt...............................................................       450,337             432,162
Other liabilities...............................................................       123,677             119,903
                                                                                  --------------     --------------
         Total liabilities......................................................     1,391,496           1,430,575
Commitments and contingencies...................................................
Shareholders' equity:
     Preferred stock, net.......................................................        35,903              37,603
     Common stock, net..........................................................         2,427               2,445
     Accumulated other comprehensive income (loss)..............................           574                 (61)
     Retained earnings..........................................................       114,161             129,343
                                                                                  --------------     --------------
         Total shareholders' equity.............................................       153,065             169,330
                                                                                  --------------     --------------
              Total liabilities and shareholders' equity........................  $  1,544,561       $   1,599,905
                                                                                  ==============     ==============



     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

 Item 1. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                   Three Months Ended                     Six Months Ended
                                               ------------------------------       -------------------------------
                                               December 31,     December 23,         December 31,     December 23,
                                                   2001              2000               2001              2000
                                               -------------  ---------------       -------------    --------------
Net sales and revenues from:
     Product sales .........................   $    259,041    $     344,856       $     503,496    $      616,147
     Leasing operations.....................         22,681           21,164              44,609            41,362
     Insurance operations...................          7,371            7,187              14,583            14,159
                                               -------------    -------------       -------------    --------------
         Total net sales and revenues.......        289,093          373,207             562,688           671,668
Cost and expenses from:
     Products and plant operations..........        236,052          314,428             476,356           580,018
     Leasing operations.....................          8,511            9,381              17,455            18,481
     Insurance operations...................          4,312            4,335               8,645             8,647
     Selling, general and administrative
        activities..........................         33,646           33,386              64,911            65,817
                                               -------------    -------------       -------------    --------------
         Total operating costs and expenses.        282,521          361,530             567,367           672,963

Operating income (loss).....................          6,572           11,677              (4,679)           (1,295)
Interest expense, net.......................         (9,179)          (9,472)            (18,224)          (18,483)
Other income, net...........................            279            2,736               2,375             3,725
                                               -------------    -------------       -------------    --------------
Income (loss) before income taxes...........         (2,328)           4,941             (20,528)          (16,053)
Income tax (benefit) expense................          1,260            3,083              (6,698)           (4,943)
                                               -------------    -------------       -------------    --------------
Income (loss) before cumulative effect of an
     accounting change......................         (3,588)           1,858             (13,830)          (11,110)
Cumulative effect of accounting change,
     net of tax benefit of $723.............              0                0                   0            (1,057)
                                               -------------    -------------       -------------    --------------
Net income (loss)...........................         (3,588)           1,858             (13,830)          (12,167)
                                               -------------    -------------       -------------    --------------
Retained earnings, beginning of period......        119,101          127,196             129,343           141,221
                                               -------------    --------------      -------------    --------------
Dividends...................................         (1,352)          (1,429)             (1,352)           (1,429)
                                               -------------    --------------      -------------    --------------
Retained earnings, end of period............   $    114,161    $     127,625       $     114,161    $      127,625
                                               =============   ===============     ==============   ===============

















     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        Item 1. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                     Three Months Ended                   Six Months Ended
                                                 ------------------------------       -------------------------------
                                                 December 31,     December 23,        December 31,     December  23,
                                                    2001              2000               2001              2000
                                                 -------------    -------------       ------------     --------------

Net income (loss)...........................     $     (3,588)    $      1,858        $    (13,830)    $     (12,167)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on
       available-for-sale securities:
     Unrealized holding gains (losses)
       arising during period................             (388)             414                 434               709
     Reclassification adjustment for
       (gains) losses included in
       net income...........................              (15)               0                 (20)                0

Deferred gains (losses) on derivatives,
       net of tax:
     Cumulative effect of accounting change                 0                0                   0             3,061
     Holding gains (losses) arising
       during period........................           (1,058)           1,247                (976)            4,649
     Reclassification adjustment for
       (gains) losses included in
       net income...........................            1,224           (3,049)              1,197            (3,714)
                                                 -------------    -------------       -------------    --------------
Other comprehensive income (loss)...........             (237)          (1,388)                635             4,705
                                                 -------------    -------------       -------------    --------------

Comprehensive income (loss).................     $     (3,825)    $        470        $    (13,195)    $      (7,462)
                                                 =============    =============       =============    ==============






















     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

               Item 1. CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                                                             Six Months Ended
                                                                                -----------------------------------
                                                                                December 31,           December 23,
                                                                                    2001                  2000
                                                                                -------------        --------------

Net cash flows provided by (used in) continuing operations...................   $     78,408         $      16,640
Net cash flows provided by (used in) discontinued operations.................          2,173                16,734
                                                                                -------------        --------------
Net cash flows provided by (used in) operating activities....................         80,581                33,374

Cash flows provided by (used in) investing activities:
     Purchases of property, plant and equipment..............................         (2,646)               (6,339)
     Proceeds from disposal of property, plant and equipment.................          5,216                 4,170
     Leases originated.......................................................       (119,852)             (128,290)
     Leases repaid...........................................................        110,191               100,653
     Proceeds from sale of marketable securities.............................          7,054                 1,895
     Purchases of marketable securities......................................         (5,475)               (2,755)
     Net purchase (sale) of other security investments.......................         (1,108)                 (294)
                                                                                -------------        --------------

Net cash flows provided by (used in) investing activities....................         (6,620)              (30,960)

Cash flows provided by (used in) financing activities:
     Net change in short-term notes payable..................................        (51,993)               15,594
     Proceeds from long-term debt............................................         48,121                   135
     Repayment of long-term debt.............................................        (60,506)               (1,774)
     Proceeds from sale of subordinated debt.................................         77,022                79,939
     Maturity and redemption of subordinated debt............................        (68,908)             (106,458)
     Payments on capital leases..............................................           (204)                 (582)
     Redemption of stock, net ...............................................         (1,716)               (1,623)
     Cash dividends paid.....................................................         (2,874)               (3,021)
                                                                                -------------        --------------

Net cash flows provided by (used in) financing activities....................        (61,058)              (17,790)
                                                                                -------------        --------------

Net increase (decrease) in cash and equivalents..............................         12,903               (15,376)
Cash and equivalents at beginning of period..................................              0                29,244
                                                                                -------------        --------------

Cash and equivalents at end of period........................................   $     12,903         $      13,868
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002, due to the seasonal nature of certain major segments of our business. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended June 30, 2001.

     Fiscal Quarter
     The fiscal quarter-end of Agway Inc. for the second quarter of the current and prior year was December 31 and December 23, respectively. Effective July 1, 2001, the fiscal year-end has been changed to June 30 each year for the Company as a whole and for each of its divisions. Quarterly reports will be at quarters ended on September 30, December 31, and March 31.

     Reclassifications
     Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

     Restricted Cash
     Certain cash accounts amounting to $11,956 and $8,306 at December 31, 2001 and June 30, 2001, respectively, collateralize Telmark lease-backed notes payable. This cash is held in segregated cash accounts pending distribution and is restricted in its use.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     ------------------------------------------------------
     Comprehensive Income
     Comprehensive income consists of net earnings (loss), the net change in unrealized gains and losses on available-for-sale securities, net of tax, and deferred gains and losses on cash flow hedges, net of tax. The unrealized gains and losses on available-for-sale securities in the statement of comprehensive income are net of tax expense of $421and $213 and $152 and $365 for the three and six months ended December 31, 2001 and December 23, 2000, respectively. The deferred gains and losses on derivatives in the statement of comprehensive income are net of tax of $(111) and $(1,201) and $147 and $2,664 for the three and six months ended December 31,2001 and December 23, 2000.

     New Accounting Standards
     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 (as amended by SFAS No. 138) is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000,(June 25, 2000, for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

     On June 25, 2000, upon adoption of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect loss of $1,100 to recognize at fair value the time value component of all option contracts associated with the Company's Energy segment which is excluded from the assessment of hedge effectiveness as allowed by the new standard. The Company also recorded a net-of-tax cumulative-effect gain of $3,100 in other comprehensive income to recognize at fair value all derivative instruments in the Company's Energy segment that are designated and qualify as cash-flow hedges. See
     Note 6 for further details of the Company's accounting for derivatives and hedging activities.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations," which are effective July 1, 2001, July 1, 2002, and July 1, 2003, respectively, for the Company. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of this standard has no impact on the financial statements of the Company. Under SFAS No. 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed after July 1, 2001, will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. The Company is currently reviewing the provisions of these new accounting standards and assessing the impact of their adoption on July 1, 2002 and July 1, 2003, respectively.

     In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective July 1, 2002 for the Company. SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion 30, resulting in two accounting models being used to account for long-lived assets to be disposed of. This statement establishes a single accounting model, based on the framework established in SFAS No. 121, for all long-lived assets to be disposed of by sale. The Company is currently reviewing the impact of its adoption on July 1, 2002.

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

     As of December 31, 2001, Agway had certain facilities available with various financial institutions whereby lenders have agreed to provide funds up to $624,100 to separately financed units of Agway as follows: Agway, excluding Telmark and Insurance, $175,000; and Telmark, $449,100. The Agway amount is a $175,000 short- term line of credit, up to $35,000 of which can be used for letters of credit. At December 31, 2001, letters of credit issued, primarily to back Agway insurance programs, under the Agway Senior Debt totaled approximately $28,800. The carrying amounts of Agway's and Telmark's short-term borrowings approximate their fair value and were as follows:

     December 2001                                                 Agway             Telmark              Total
     -------------                                            -------------       -------------      --------------
     Bank lines of credit...................................  $       6,880       $     143,107      $      149,987
                                                              =============       =============      ==============
     Weighted average interest rate.........................          6.50%               3.81%
                                                              =============       =============

     June 2001                                                     Agway             Telmark              Total
     ---------                                                -------------       -------------      --------------
     Bank lines of credit...................................  $      61,342       $     140,638      $      201,980
                                                              =============       =============      ==============
     Weighted average interest rate.........................          7.22%               4.87%
                                                              =============       =============

     Agway Senior Debt
     The Agway Senior Debt is a syndicated three-year asset-based revolving line of credit for up to $175,000 pursuant to the terms of a credit agreement dated March 28, 2001 (and amended as of September 14, 2001) between Agway, certain of its subsidiaries and a syndicated group of lenders (the Credit Agreement). Interest rates are determined at the option of the Company, as either prime rate, plus 2.00%, or the London Interbank Offered Rate (LIBOR), plus 3.50%. The interest rate charged on the bank line of credit was 6.5% at December 31, 2001. Up to $35,000 of this line of credit can be designated for use as letters of credit. In this asset-based line of credit, the amount available to Agway is the lesser of the "collateral borrowing base" or the $175,000 upper limit of the line of credit. The collateral borrowing base consists of certain of Agway's eligible accounts receivable and inventory (as defined under the Credit Agreement). Certain covenants and conditions of the Credit Agreement, as more fully discussed below, restrict the use of funds and reduce the practical availability of financing under the agreement by $25,000 to a maximum of $150,000.

     As of December 31, 2001, the collateral borrowing base was $108,300, which adequately supported Agway's credit needs which totaled $35,700. Management believes that adequate collateral exists and will continue to exist so that the Agway senior debt financing is, and will continue to be, adequate to meet the ongoing needs of Agway for the next twelve months.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


2.   BORROWING ARRANGEMENTS (continued)
     ----------------------------------
     Agway Senior Debt (continued)
     The Credit Agreement has a number of financial covenants which restrict our capital spending and require us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the Credit Agreement, minimum ratios of EBITDA to fixed charges and interest on senior debt. Agway violated financial covenants requiring a minimum level of EBITDA and minimum ratio of EBITDA to interest on senior debt for the twelve months ended December 31, 2001. Effective January 31, 2002, these covenants for December 31, 2001 were amended and the violations were waived. In exchange for those amendments, Agway agreed to pay the syndicated group of lenders a $125 amendment fee. The Credit Agreement also required a minimum outstanding balance of preferred stock, subordinated debt, and certain debt of a subsidiary. That minimum outstanding balance requirement, as amended, ranges from $455,000 to $465,000 throughout the year. (This minimum amount of capital we must maintain is referred to as the Minimum Capital.)

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

     These conditions, if present, reduce the practical availability under the Agway Senior Debt from $175,000 to $150,000 or $25,000 less than the collateral borrowing base, whichever is lower. The Credit Agreement was designed in part to allow and enable us to continue our past practice of repurchasing, at face value, certain subordinated debt and preferred stock when presented for repurchase prior to maturity. However (as discussed below), we are under no obligation to repurchase subordinated debt prior to its maturity and preferred stock when so presented.

     Agway Subordinated Debt
     Agway registers with the SEC to offer debentures and money market certificates to the public on a continuing basis. The debentures are unsecured and subordinated to all senior debt of Agway. The Agway subordinated debt bears interest payable semiannually on January 1 and July 1 of each year. The interest rates of Agway's money market certificates are at the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Agway's subordinated debt is not redeemable by the holder, though Agway, historically has had a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase prior to maturity. However, we are under no obligation to repurchase subordinated debt prior to its maturity when so presented, and may stop or suspend this practice at any time or may be required to stop or suspend such practice if we do not continue to meet the conditions of the Credit Agreement, including those described above.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


2.   BORROWING ARRANGEMENTS (continued)
     ----------------------------------
     Telmark Lines of Credit and Revolving Loans
     As of December 31, 2001, Telmark had credit facilities available from banks aggregating to $449,100. Uncommitted short-term line of credit agreements with various lenders permit Telmark to borrow up to $74,100 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. A committed partially collateralized (by stock in a cooperative bank, which has a book value of $14,695 at December 31, 2001) revolving term loan facility permits Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. In November 2001, this revolving loan facility was increased from $300,000 to $375,000. The total amounts outstanding as of December 31 and June 30, 2001 under the short-term lines of credit were $59,707 and $71,138, respectively, and under the short-term component of the revolving term loan facility were $83,400 and $69,500, respectively. The portion of the revolving term loan that is long-term at December 31 and June 30, 2001 is $175,000 and $146,000, respectively. Telmark borrows under its short-term line of credit agreements and its revolving term loan agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. Telmark renews its lines of credit annually. The $74,100 of uncommitted lines of credit all have terms expiring during the next 12 months. One of those lines totaling $10,000 expires on January 31, 2002, and will not be renewed. The $375,000 revolving term loan facility is available through August 1, 2002.

     Telmark  Unsecured  Notes Payable  to  Insurance  Companies
     Telmark has balances outstanding on uncollateralized senior note private placements totaling $129,500 and $149,500 at December 31 and June 30, 2001, respectively. Interest is payable semiannually on each senior note. Principal payments are paid on either a semiannual and an annual basis. The principal bears interest at fixed rates ranging from 6.55% to 8.72%. The notes have various maturities through December 2012. The note agreements are similar to each other and each contains several specific financial covenants that must be complied with by Telmark. As of December 31, 2001, Telmark has complied with all covenants contained in its borrowing agreements.

     Telmark Lease-Backed Notes Payable to Insurance Companies
     Telmark has lease-backed notes, through two wholly owned fully consolidated special purpose funding subsidiaries, totaling $73,259 and $90,760 at December 31 and June 30, 2001, respectively. The notes are collateralized by leases which were sold to those subsidiaries having an aggregate present value of contractual lease payments equal to or greater than the principal balance of the notes, and the notes are further collateralized by the residual values of these leases and by segregated cash accounts. The principal bears interest at fixed rates ranging from 6.54% to 9.05% and has various final scheduled maturities ending in December 2008.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


2.   BORROWING ARRANGEMENTS (continued)
     ----------------------------------
     Telmark Subordinated Debentures

     Telmark registers with the SEC to offer debentures to the public on a continuing basis. The debentures are unsecured and subordinated to all senior debt of Telmark. The interest on the debentures is paid quarterly on January 1, April 1, July 1, and October 1 of each year and may, at the holder's option, be reinvested. Telmark's subordinated debentures bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Telmark debentures outstanding as of December 31, 2001 of $50,741 are due through March 2009 and bear a weighted average interest rate of 8.29%.

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

     The Company's long-term and subordinated debt outstanding at December 31, 2001, as compared to June 30, 2001, is as follows:

                                                            AFC
                                     Agway          (excluding Telmark)       Telmark                Total
                             --------------------  --------------------  --------------------  --------------------
                               12/01      6/01       12/01      6/01       12/01      6/01       12/01       6/01
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Long-term debt........  $   8,545  $  10,639  $   *      $   1,790  $ 377,759  $ 386,260  $ 386,304  $ 398,689
     Currently payable.....      1,753      1,307      *            143    108,745    126,496    110,498    127,946
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Net long-term debt....  $   6,792  $   9,332  $   *      $   1,647  $ 269,014  $ 259,764  $ 275,806  $ 270,743
                             =========  =========  =========  =========  =========  =========  =========  =========

     Subordinated debt.....  $ 445,483  $    *     $   *      $ 449,338  $  50,741  $  38,772  $ 496,224  $ 488,110
     Currently payable.....     37,802       *         *         47,628      8,085      8,320     45,887     55,948
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Net subordinated debt.  $ 407,681  $    *     $   *      $ 401,710  $  42,656  $  30,452  $ 450,337  $ 432,162
                             =========  =========  =========  =========  =========  =========  =========  =========


     * Effective July 1, 2001 the Agway corporate structure was simplified by merging Agway Financial Corporation (AFC) and Agway Holdings, Inc. (AHI) into Agway, Inc. See Note 19 of Agway Inc.'s Form 10-K dated June 30, 2001 for more details.

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

                                                                  Three Months Ended December 2001
                              ---------------------------------------------------------------------------------------------
                                             Country
                                             Products
                              Agriculture      Group        Energy       Leasing    Insurance     Other        Consolidated
                              ------------  ------------  -----------  -----------  -----------  ------------  ------------
Net sales and revenues to
  unaffiliated customers.     $    77,590   $    44,279   $  137,135   $   22,681   $    7,371   $        37   $   289,093
Intersegment sales and
  revenues...............              21           970          (11)         633            0        (1,613)            0
                              ------------   -----------  -----------  -----------  -----------  ------------  ------------
    Total sales and revenues  $    77,611   $    45,249   $  137,124   $   23,314   $    7,371   $    (1,576)  $   289,093
                              ============  ============  ===========  ===========  ===========  ============  ============

Income (loss) before
   income taxes..........     $    (7,645)  $      (460)  $    4,113   $    6,490   $      448   $    (5,274)  $    (2,328)
                              ============  ============  ===========  ===========  ===========  ============  ============

Total assets.............     $   216,904   $    72,365   $  161,747   $  744,032   $   57,117   $   292,396   $ 1,544,561
                              ============  ============  ===========  ===========  ===========  ============  ============

                                                                  Three Months Ended December 2000
                              ----------------------------------------------------------------------------------------------
                                             Country
                                             Products
                              Agriculture      Group        Energy       Leasing    Insurance     Other        Consolidated
                              ------------  ------------  -----------  -----------  -----------  ------------  -------------
Net sales and revenues to
  unaffiliated customers.     $    91,452   $    43,847   $  209,549   $   21,164   $    7,187   $         8   $    373,207
Intersegment sales and
  revenues...............           1,386           911          136          330            0        (2,763)             0
                              ------------  ------------  -----------  -----------  -----------  ------------  -------------
    Total sales and revenues  $    92,838   $    44,758   $  209,685   $   21,494   $    7,187   $    (2,755)  $    373,207
                              ============  ============  ===========  ===========  ===========  ============  =============

Income (loss) before
   income taxes..........     $    (9,143)  $    (1,104)  $   14,928   $    4,848   $      273   $    (4,861)  $      4,941
                              ============  ============  ===========  ===========  ===========  ============  =============

Total assets.............     $   250,585   $    73,402   $  227,884   $  709,475   $   55,392   $   281,746   $  1,598,484
                              ============  ============  ===========  ===========  ===========  ============  =============


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.           FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING (continued)
             --------------------------------------------------------------

                                                                  Six Months Ended December 2001
                           -------------------------------------------------------------------------------------------------
                                             Country
                                             Products
                              Agriculture      Group        Energy       Leasing    Insurance     Other        Consolidated
                              ------------  ------------  -----------  -----------  -----------  ------------  -------------
Net sales and revenues to
  unaffiliated customers.     $   169,627   $    87,922   $  245,899   $   44,609   $   14,583   $        48   $    562,688
Intersegment sales and
  revenues...............             323         2,033           67        1,223            0        (3,646)             0
                              ------------  ------------  -----------  -----------  -----------  ------------  -------------
    Total sales and revenues  $   169,950   $    89,955   $  245,966   $   45,832   $   14,583   $    (3,598)  $    562,688
                              ============  ============  ===========  ===========  ===========  ============  =============

Income (loss) before
   income taxes..........     $   (15,859)  $      (830)   $  (5,939)  $   11,789   $      753   $   (10,442)  $    (20,528)
                              ============  ============  ===========  ===========  ===========  ============  =============

Total assets.............     $   216,904   $    72,365   $  161,747   $  744,032   $   57,117   $   292,396   $  1,544,561
                              ============  ============  ===========  ===========  ===========  ============  =============



                                                                  Six Months Ended December 2000
                           -------------------------------------------------------------------------------------------------
                                             Country
                                             Products
                              Agriculture      Group        Energy       Leasing    Insurance     Other        Consolidated
                              ------------  ------------  -----------  -----------  -----------  ------------  -------------
Net sales and revenues to
  unaffiliated customers.     $   190,415   $    87,212   $  338,231   $   41,632   $   14,159   $        19   $    671,668
Intersegment sales and
  revenues...............           3,616         2,672          221          406            0        (6,915)             0
                              ------------  ------------  -----------  -----------  -----------  ------------  -------------
    Total sales and revenues  $   194,031   $    89,884   $  338,452   $   42,038   $   14,159   $    (6,896)  $    671,668
                              ============  ============  ===========  ===========  ===========  ============  =============

Income (loss) before
   income taxes..........     $   (18,075)  $    (3,388)  $    6,016   $    9,060   $      444   $   (10,110)  $    (16,053)
                              ============  ============  ===========  ===========  ===========  ============  =============

Total assets.............     $   250,585   $    73,402   $  227,884   $  709,475   $   55,392   $   281,746   $  1,598,484
                              ============  ============  ===========  ===========  ===========  ============  =============


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)

4.   DISCONTINUED OPERATIONS
     -----------------------
     In fiscal 2000, the Agway Board of Directors approved a plan to restructure the retail store distribution system, which called for the sale or closure of the 227 Agway retail properties, and also authorized the sale of the wholesale procurement and supply system to Southern States Cooperative,Inc. An agreement for the sale was executed on June 20, 2000 and the sale closed on July 31, 2000. The sale of the wholesale procurement and supply system, when combined with the sale and closure of the Agway-owned or operated retail stores, constituted a plan to discontinue operations of the retail services business. All retail store operations ceased during fiscal 2001, and the Company is continuing to market the remaining former store properties for sale. The expected loss on discontinuance of the retail operation was estimated and reported in fiscal 2000. No adjustments to those estimates have been required for these discontinued operations during the second quarter of fiscal 2002 or 2001.

     There were no net sales and revenues from discontinued operations (retail services business) during the current fiscal year. For the three months and six months ended December 23, 2000, net sales and revenues from discontinued operations were approximately $0 and $24,500, respectively. No interest expense was allocated to discontinued operations for the three or six months ended December 31, 2001 and December 23, 2000, respectively.

     A summary of net assets of discontinued operations was as follows:

                                                                      December 31,       June 30,
                                                                           2001            2001
                                                                     -------------    --------------
     Net accounts/notes receivable..............................     $      1,302     $       1,118
     Property, plant and equipment, net.........................            4,947             8,525
     Other assets, net..........................................            6,728             6,651
     Accounts payable and accrued expenses......................           (8,731)           (9,306)
     Long-term liabilities......................................           (1,005)           (1,574)
                                                                     --------------   --------------
     Net assets of discontinued operations......................     $      3,241     $       5,414
                                                                     ==============   ==============

5.   AGRICULTURE REALIGNMENT
     -----------------------
     In the second quarter of fiscal 2001, the Agway Board of Directors approved a plan to realign the Agriculture segment of Agway's business (the Agriculture Plan). The Agriculture Plan is intended to realign the Agriculture segment with the continuing concentration of farming and our member farmers in the northeastern United States. The Agriculture Plan called for the formation of a Feed and Nutrition Division and an Agronomy Division that have been structured to enable Agway to act as a wholesaler of its agricultural products in its traditional marketplace and as a retailer of its agricultural products in select markets. In addition to establishing the management and systems support structure, 60 locations to date have been converted to dealer operations, sold, or closed. Approximately 390 employees at these locations have been paid severance to date. Sale of closed facilities is estimated to take place through June
     2003. Gains on the sale of properties are recognized when realized. Inventories have been reduced to their estimated net realizable values. Operating costs during the transition period are recognized when incurred. During this transition period, we expect continued losses from the Agriculture segment's operations, due in part to the costs associated with the Agriculture Plan. The financial impact associated with the Agriculture Plan transactions incurred in the second quarter of fiscal 2002 is summarized below. Plan-related severance cost accruals remaining at December 31, 2001 totaled $500.

                                                      Three Months Ended          Six Months Ended
                                                       December 31, 2001         December  31, 2001
                                                     --------------------     ----------------------
     Net gain and (loss) on sale of assets........   $              (64)      $                 872
     Gain (loss) on sale/liquidation of inventory.                    6                         635
     Severance cost adjustments...................                    0                         200
     Other transaction costs......................               (1,034)                     (1,235)
                                                     --------------------     ----------------------
     Net gain (loss) on realignment activity......   $           (1,092)      $                 472
                                                     ====================     ======================

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

     The    Company's   Energy   segment    enters   into  a   combination   of
     exchange-traded futures and options contracts and, in certain circumstances, over the counter options (collectively derivatives) to manage the price risk associated with future purchases of the commodities sold in its operations, principally heating oil and propane. Energy has fair value hedges associated with its fixed price purchase contracts and cash flows hedges for its variable priced purchase contracts. The derivatives are specifically matched in volume and maturity with the various purchase commitments of the business and generally expire within a year. The value of option contracts that Energy enters into has two components: time and intrinsic value. The intrinsic value is the value by which the option is in the money. The remaining amount of option value is attributable to time value. Energy does not include the time value of option contracts in its assessment of hedge effectiveness and therefore records changes in the time value component of its options currently in earnings. At December 31, 2001, Energy had a derivative asset of $53. An after-tax total of $31 of deferred net unrealized gains on derivatives instruments was accumulated in other comprehensive income and is expected to be reclassified into earnings during the next twelve months. The pre-tax earnings impact for the time value component of option value not used in assessing hedge effectiveness totaled $1,800 upon the initial adoption of SFAS No. 133 at July 1, 2000, and is included, net of tax, in the cumulative effect of accounting change. A charge to cost of goods sold for the change in option time value not used in the assessment of hedge effectiveness was $1,200 and $2,300 and $(500) and $200 for the three and six months ended December 31, 2001 and December 23, 2000, respectively.

     In the Agriculture segment, the purchase of corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products sold by Agriculture, creates price risk for this business. Agriculture intends to use natural hedges of purchase and sales contracts whenever possible; however, exchange-traded commodity instruments are used principally to manage the price risk associated with unmatched commodity purchases or sales. Agriculture matches all derivative contracts with their underlying purchase or sale contracts; however, due to the differences in the changes in the commodity cash price at an Agriculture location versus the Chicago Board of Trade, a highly effective hedging relationship (as defined by SFAS No. 133) has not been achieved. Therefore, the derivatives used in Agriculture are marked to market currently in earnings. The impact of marking these derivatives to market for the three and six months ended December 31, 2001, was immaterial.

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

     Insurance Coverage
     The Company uses various insurance companies to insure its primary casualty insurance risks as well as to obtain various umbrella/excess liability coverages. On October 3, 2001, the Commonwealth Court of Pennsylvania approved the petition of the Pennsylvania Insurance Commissioner for an Order of Liquidation for Reliance Insurance Company
     (RIC). Agway has obtained insurance coverage from RIC in various segments of its insurance programs since 1991. Presently, Agway has four pending claims which could be affected by this liquidation. Total covered amounts by RIC on these claims are currently estimated at $2,000. In addition, future claims could be affected by this liquidation. The liquidation statute establishes certain priorities for payment of claims. Direct policyholders are one of the top priorities for payment. To the extent, if any, RIC is unable to meet its claim obligations to its policyholders and other creditors, certain state insurance guarantee funds may provide additional sources of claim payments. The Company cannot at this time determine the ultimate outcome of this liquidation, its impact on outstanding and future claims against RIC policies held by Agway, or the impact on the Company's financial results. It is anticipated that due to this proceeding the Company, at a minimum, can expect delays in receiving cash settlement for claims outstanding under RIC policies.

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

Consolidated Results
--------------------
Consolidated net sales and revenues of $289,100 and $562,700 for the three- and six-month periods ended December 31, 2001 decreased $84,100 (23%) and $109,000 (16%), respectively, as compared to the same periods in the prior year. The decreases in both the three and six-month periods were substantially the result of decreased sales in Energy and the Agronomy component of the Agriculture segment, as more fully discussed below.

Consolidated pre-tax losses of $2,300 and $20,500 for the three and six-month periods ended December 31, 2001 increased $7,300 (147%) and $4,500 ( 28%), respectively, as compared to the same periods in the prior year. Improvements in Agriculture, Country Products Group, Leasing and Insurance were more than offset by a decline in Energy. See further explanation of pre-tax results by business segment below.

Effective June 25, 2000, Agway adopted a new accounting requirement for all derivative instruments. As a result, a loss on the cumulative effect of accounting change, net of tax, of $1,100 is reflected in the first quarter of the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Agriculture
-----------
Total Agriculture sales and revenues of $77,600 and $170,000 for the three and six months ended December 31, 2001, decreased $15,200 (16%) and $24,000 (12%), respectively, as compared to the same periods in the prior year. The decrease in sales for both the three- and six-month periods was principally due to decreased sales in the Agronomy business of $10,800 (36%) and $18,000 (26%), respectively. The decrease in Agronomy sales resulted primarily from the closing of Agronomy locations as part of a planned business realignment and from a decrease in fertilizer prices as compared to the prior year. Additionally, for the six-month period, a decrease in sales resulted from a return to normal summer sales levels in the current year compared to a peak in summer sales last year that was caused by delayed spring planting in that year. Finally, there was a decrease in sales of $2,600 and $4,200 for the three and six months ended December 31, 2001 which was the result of closed Agriculture farm stores as part of a planned business realignment. The Feed business sales and revenues of $58,800 decreased $600 (1%) for the three-month period ending December 31, 2001, while sales for the six-month period of $116,900 increased $1,300(1%). The increase in sales for the six-month period resulted from increased TSPF(TM) heifer rearing services from increased utilization of the facility over the prior year. The average selling price of feed for the three- and six-month periods has remained relatively flat compared to the same periods in the prior year. The selling price of feed products is largely driven by commodity prices, which have remained flat compared to the prior year.

Agriculture pre-tax loss of $7,600 and $15,900 for the three and six months ended December 31, 2001 decreased $1,500 (16%) and $2,200 (12%), respectively, as compared to a pre-tax loss of $9,100 and $18,100 for the same periods in the prior year. The decrease in pre-tax loss resulted from a combination of factors. A negotiated settlement of $900 was received in the first quarter of fiscal 2002 with no comparable amount received in the first quarter of the prior year. Additionally, the impacts of the Agriculture realignment plan, along with the planning closing of Agriculture farm stores during the three and six months ended December 31, 2001, resulted in reduced operating expenses as compared to the prior year periods. These improvements were offset by declines in Agronomy sales resulting from higher Agronomy commodity pricing as compared to the prior year and the loss of revenues from closed Feed and Agronomy locations which combined to reduce margin levels in the first half of 2002 as compared to the same periods in the prior year.

Country Products Group
----------------------
Country Products Group (CPG) total sales and revenues of $45,200 and $90,000 for the three and six months ended December 31, 2001 increased $500 (1%) and $100 (1%), respectively, as compared to the same periods in the prior year. The increase in sales is primarily related to increased sales in the continuing operations of the Produce Group of $2,400 (8%) and $4,200 (7%), respectively, as compared to the same periods in the prior year. The sunflower business also experienced an increase in sales of $2,000 (22%) and $3,000 (16%) as a result of a special promotion on bird food products and an increase in human edible sunflower seeds as a result of increased demand for their use in snack foods and bakery products. Finally, the Investment Group sales increased $500 (79%) and $1,000 (81%), respectively, substantially due to higher sales volume of Optigen(TM) 1200, a controlled-release nitrogen feed product. These increases were partially offset due to the closing of certain business locations, which accounted for a decrease in sales of $3,900 (70%) and $7,000 (61%), respectively, as compared to the same periods in the prior year.

CPG pre-tax loss of $500 and $800 for the three and six-months ended December 31, 2001 represents an improvement of $600 (58%) and $2,500 (76%), respectively, as compared to the same periods in the prior year. The combination of closed business locations and operations to be divested incurred losses of $400 and $1,600 in the three and six month periods in the prior year while generating income in the current year of $200 and $400 respectively. In addition, the sunflower business operation's pre-tax profits increased $400 (137%) and $1,100 (120%), respectively, as compared to the same periods in the prior year due to higher margins from new bakery product lines combined with lower margins experienced in the first half of the prior year due to high product costs and increased production costs associated with the poor sunflower crop in that year. These improvements were partially offset by a decrease of $600 and $300 in CPG's remaining businesses.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Energy
------
Energy sales and revenues of $137,100 and $246,000 for the three and six months ended December 31, 2001, decreased $72,500 (35%) and $92,500 (27%), respectively, as compared to the same periods in the prior year. Overall sales dollar decreases from liquid product volume was $35,800 (19%) and $47,600 (19%), respectively as compared to the same periods in the prior year. The volume decreases were the result of warmer weather conditions in our primary markets as compared to the same periods in the prior year. As a result of market conditions and a decrease in commodity prices, Energy experienced sales dollars decreases relating to price in its liquid products of $36,700 (19%) and $47,300 (19%) for the three- and six-month periods. Additionally, sales and revenues from the electric and natural gas marketing business remained flat for the three-month period and improved $2,500 (389%) for the six months ended December 31, 2001, while the heating, ventilation and air conditioning installation and service business remained constant with the comparable periods in the prior year.

Energy pre-tax earnings of $4,100 for the three months ended December 31, 2001, decreased $10,800 (72%) over the same period in the prior year. Pre-tax loss from operations of $5,900 decreased $11,900 from pre-tax earnings of $6,000 for the six months ended December 31, 2001. In the three and six-month periods of the current year, overall gross margin dollars decreased $8,200 (14%) and $9,000 (10%), respectively, over the same periods in the prior year and were substantially driven by the decrease in sales noted above. Additionally, a decrease in pre-tax earnings for the three and six months ended December 31, 2001, resulted from a $1,700 gain on sale of fixed assets in the second quarter of the prior year, along with an increase of $400 (24%) and $700 (27%) in interest expense incurred to cover the increase in working of capital as compared to the same periods in the prior year.

Leasing
-------
Total revenue of $23,300 and $45,800 for the three and six months ended December 31, 2001, increased $1,800 (8%) and $3,800 (9%), respectively, as compared to the same periods in the prior year. These increases were primarily due to a higher average investment in leases and a higher income rate on the outstanding portfolio. Telmark's average net investment in leases increased $47,800 (7%) and $55,200 (8%), for the three and six month periods ending December 31, 2001, as compared to the same periods in the prior year.

Pre-tax  earnings  from  operations  of $6,500 and $11,800 for the three and six months ended December 31, 2001, increased $1,600 (34%) and $2,700 (30%), respectively, as compared to the same periods in the prior year. The total revenue increases noted above were partially offset by an increase in total expenses of $200 (1%) and $1,100 (3%) for the three and six months ended December 31, 2001, as compared to the same periods in the prior year. The increase in total expenses resulted from a $600 and $1,100 increase in provision for credit losses, a $200 and $500 increase in selling, general and administrative costs, and a $700 and $500 decrease in interest expense due to lower interest rates on the outstanding debt compared to the prior year. The increases can be attributable to the growing lease portfolio.

Insurance
---------
Insurance Group total net revenues of $7,400 and $14,600 for the three- and six-month periods ended December 31, 2001, increased $200 (3%) and $400 (3%) as compared to the same periods in the prior year. These changes were experienced in net premiums of Agway Insurance Company as sales initiatives caused the increase in net premiums over the same periods in the prior year.

Pre-tax earnings of the Insurance Group of $400 and $800 for the three- and six-month periods ended December 31, 2001, increased $200 (64%) and $300 (70%), respectively, as compared to the same periods in the prior year. The improvement in pre-tax earnings for the three and six-month periods resulted substantially from increased net earned premiums discussed above along with favorable case reserve experience.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash generated from external borrowings and/or operations are Agway's major ongoing sources of funds to finance capital improvements, business acquisitions, shareholder dividends, and a growing lease portfolio at Telmark. The following is a summary of net cash flows for the six months ended:

                                                                   December 31,      December 23,       Increase
                                                                       2001             2000           (Decrease)
                                                                  ---------------   --------------   --------------
Net cash flows provided by (used in):
      Operating activities......................................  $      80,581     $     33,374     $      47,207
      Investing activities......................................         (6,620)         (30,960)           24,340
      Financing activities......................................        (61,058)         (17,790)          (43,268)
                                                                  ---------------   --------------   --------------
Net increase (decrease) in cash and equivalents.................  $      12,903     $    (15,376)    $      28,279
                                                                  ===============   ==============   ==============

Cash Flows Provided By Operating Activities
Cash flows from operations of $81,000 improved $47,200 over the prior year. Primarily these improvements are related to working capital needs. As of December 31, 2001, working capital items generated cash flows of $78,200 as compared to generating cash flows of $20,400 for the same period in the prior year. The generation of cash flows from working capital items was a result of declines in receivables and inventory, principally in Energy and Agriculture. Cash flows from discontinued operations generated cash of $2,200 as of December 31, 2001, compared to generating cash flows of $16,700 for the same period in the prior year. The generation of cash flows from discontinued operations is from the sale of former retail locations.

As discussed in Note 7 to the financial statements, the Company has obtained insurance coverage from Reliance Insurance Company (RIC) in various segments of its insurance programs since 1991. Agway currently has four pending claims with RIC (estimated at approximately $2,000) and may make more claims in the future under policies issued by RIC. On October 3, 2001, the Commonwealth Court of Pennsylvania approved the petition of the Pennsylvania Insurance Commissioner for an Order of Liquidation for RIC. While the impact, if any, of the liquidation of RIC on the Company cannot be predicted at this time, if RIC is unable to satisfy, or is delayed in satisfying, its obligations to the Company, such failure or delay in paying claims could negatively affect our liquidity.

Cash Flows Used in Investing Activities
The cash flow used in investing activities decreased in the six months ended December 31, 2001, by $24,340 as compared to the same period in the prior year. The most significant use of cash has been in connection with Agway's growing lease financing business (Telmark). The cash requirements to fund lease origination growth in excess of lease repayments decreased $18,000 compared to the same period in the prior year. In addition, a $3,700 decrease in the amount of cash used for the purchase of property, plant and equipment occurred through the first six months of this year as compared to last year. These declines were the result of a decision by the Company to reduce capital spending in the current year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------
Cash Flows Used in Financing Activities
Financing activities for the six months ended December 31, 2001, used cash of $61,100 compared to cash used of $17,800 for the same period in the prior year. This $43,300 increase in cash used was primarily from paying down lines of credit.

Agway's senior debt facility (the Agway Senior Debt) is available for all business operations except for Agway Insurance Company (Insurance) and Telmark and Telmark's subsidiaries (Telmark). The Agway Insurance Company is independently financed through operations and liquidity provided by its investment portfolio. Telmark finances itself through a series of credit arrangements that are independent from the Agway Senior Debt. Each of those arrangements is more fully described below.

Agway Senior Debt
The Agway Senior Debt is a syndicated three-year asset-based revolving line of credit for up to $175,000 pursuant to the terms of a credit agreement dated March 28, 2001 (and amended as of September 14, 2001) between Agway, certain of its subsidiaries and a syndicated group of lenders (the Credit Agreement). Interest rates are determined at the option of the Company, as either prime rate, plus 2.00%, or the London Interbank Offered Rate (LIBOR), plus 3.50%. The interest rate charged on the bank line of credit was 6.5% at December 31, 2001. Up to $35,000 of this line of credit can be designated for use as letters of credit. In this asset-based line of credit, the amount available to Agway is the lesser of the "collateral borrowing base" or the $175,000 upper limit of the line of credit. The collateral borrowing base consists of certain of Agway's eligible accounts receivable and inventory (as defined under the Credit Agreement). Certain covenants and conditions of the Credit Agreement, as more fully discussed below, restrict the use of funds and reduce the practical availability of financing under the agreement by $25,000 to a maximum of $150,000.

As of December 31, 2001, the collateral borrowing base was $108,300, which adequately supported Agway's credit needs which totaled $35,700. Management believes that adequate collateral exists and will continue to exist so that the Agway senior debt financing is, and will continue to be, adequate to meet the ongoing needs of Agway for the next twelve months.

The Credit Agreement has a number of financial covenants which restrict our capital spending and require us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the Credit Agreement, minimum ratios of EBITDA to fixed charges and interest on senior debt. Agway violated financial covenants requiring a minimum level of EBITDA and minimum ratio of EBITDA to interest on senior debt for the twelve months ended December 31, 2001. Effective January 31, 2002, these covenants for December 31, 2001 were amended and the violations were waived. In exchange for those amendments, Agway agreed to pay the syndicated group of lenders a $125 amendment fee. The Credit Agreement also required a minimum outstanding balance of preferred stock, subordinated debt, and certain debt of a subsidiary. That minimum outstanding balance requirement, as amended, ranges from $455,000 to $465,000 throughout the year. (This minimum amount of capital we must maintain is referred to as the Minimum Capital.)

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


BORROWING ARRANGEMENTS (continued)
----------------------------------
Agway Senior Debt (continued)

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

These conditions, if present, reduce the practical availability under the Agway Senior Debt from $175,000 to $150,000 or $25,000 less than the collateral borrowing base, whichever is lower. The Credit Agreement was designed in part to allow and enable us to continue our past practice of repurchasing, at face value, certain subordinated debt and preferred stock when presented for repurchase prior to maturity. However (as discussed below), we are under no obligation to repurchase subordinated debt prior to its maturity and preferred stock when so presented.

Agway Subordinated Debt
Agway registers with the SEC to offer debentures and money market certificates to the public on a continuing basis. The debentures are unsecured and subordinated to all senior debt of Agway. The Agway subordinated debt bears interest payable semiannually on January 1 and July 1 of each year. The interest rates of Agway's money market certificates are at the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Agway's subordinated debt is not redeemable by the holder, though Agway, historically has had a practice of repurchasing at face value, plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase prior to maturity. However, we are under no obligation to repurchase subordinated debt prior to its maturity when so presented, and may stop or suspend this practice at any time or may be required to stop or suspend such practice if we do not continue to meet the conditions of the Credit Agreement, including those described above.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------
Cash Flows Used in Financing Activities (continued)

Sources of Long-Term Financing
Sources of long-term financing include the following as of December 2001:

                                                                                 Agway Inc.
                                                                                (excluding
Source of debt                                                                   Telmark)        Telmark       Total
--------------                                                                 ------------   -----------   -----------
Banks - due 7/02 to 2/06, interest at a weighted average
   rate of 6.9% with a range of 4.71% - 7.47% .............................    $         0    $   175,000   $  175,000
Insurance companies - due 4/04 to 12/12, interest at a weighted average
   rate of 7.49% with a range of 6.55% - 8.72%.............................              0        129,500      129,500
Lease-back notes and other - due 2001 to 2018, interest at a
   weighted average rate of 9.3% with a range of 6.54% to 10%..............          8,545         73,259       81,804
                                                                               ------------   ------------  -----------
     Long-term debt........................................................          8,545        377,759      386,304
Subordinated money market certificates - due 10/02 to 10/15, interest at
   a weighted average rate of 8.24% with a range of 5.50% - 9.75%..........        441,677              0      441,677
Subordinated debentures - due 3/02 to 3/09, interest at a weighted average
   rate of 8.19% with a range of 6.25% to 9.00%............................          3,806         50,741       54,547
                                                                               ------------   ------------  -----------
     Total debt............................................................    $   454,028    $   428,500   $  882,528
                                                                               ============   ============  ===========

For a further  description  of the  Company's  credit  facilities  available  at
December  31,  2001,  see  Note  2  to  the  Condensed   Consolidated  Financial
Statements.

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

A sensitivity analysis has been prepared to estimate Agway's exposure to market risk of its commodity instrument positions as of December 2001 and 2000. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta- adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities for which the commodity instruments are managing the price risk. As of December 2001 and 2000, assuming a 10% hypothetical adverse change in the underlying commodity price, the potential decrease in fair value of our Energy business commodity instruments was $1,600 and $3,400, respectively. The potential loss in fair value of commodity instruments for Agriculture was immaterial for both periods.

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

Item 3.  Defaults Upon Senior Securities
----------------------------------------
As previously reported, based on Agway's June 30, 2001, financial results, Agway was in violation of certain financial covenants within its Credit Agreement. On September 14, 2001, the lenders agreed to waive these violations, and further agreed to amend the covenants. As discussed in Note 2 of the condensed financial statements, Agway violated certain financial covenants on its Credit Agreement for the twelve months ended December 31, 2001. Effective January 31, 2002, lenders agreed to amend and waive (the Second Amendment and Waiver to Credit Agreement) certain of the financial covenants within the Credit Agreement for the twelve months ended December 31, 2001. As of December 31, 2001, after giving effect to this Credit Agreement amendment, the Company has met the amended covenants and conditions under the Credit Agreement.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Company held its annual meeting of shareholders on October 22, 2001, at which a quorum was present in person or by proxy. The following Directors were elected:

         Nominee                      In Favor                      Opposed
--------------------------    -------------------------    ---------------------
Stanley J. Burkholder                  48,417                         925
Donald P. Cardarelli                   48,417                         925
John R. Cook                           48,417                         925
Andrew J. Gilbert                      48,417                         925
Thomas G. Hardy                        48,417                         925
John R. Ligo                           48,417                         925
Matt E. Rogers                         48,417                         925
William W.  Young                      48,417                         925

Eligible additional votes totaling 19,785 were not received at the time of the annual meeting and are not included as either votes in favor or opposed. Additionally, these 19,785 eligible additional votes may be considered abstentions and were not included for purposes of determining a quorum at the annual meeting.

The following is a list of Directors whose terms as Directors continued after the October 22, 2001, Annual Meeting:

        Gary K. Van Slyke              - Chairman of the Board and Director
        Andrew J. Gilbert              - Vice Chairman of the Board and Director
        Stanley J. Burkholder          - Director
        Donald P. Cardarelli           - Director
        John R. Cook                   - Director
        Thomas G. Hardy                - Director
        John R. Ligo                   - Director
        Robert L. Marshman             - Director
        Jeffrey B. Martin              - Director
        Samuel F. Minor                - Director
        Matt E. Rogers                 - Director
        Richard H. Skellie             - Director
        Carl D. Smith                  - Director
        Joel L. Wenger                 - Director
        Edwin C. Whitehead             - Director
        Dennis C. Wolff                - Director
        William W. Young               - Director

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits

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

         ARTICLES OF INCORPORATION AND BY-LAWS

         3(a)    -  Restated Certificate  of  Incorporation  dated November  24,
                    1975, filed by reference  to Exhibit 3(a)(4) of Registration
                    Statement on Form S-1, File No. 2-57227, dated September 21,
                    1976.

         3(b)    -  Certificate creating series of preferred stock of Agway Inc.
                    dated July 5, 1977, filed by reference to Exhibit 3(a)(5) of Registration Statement on Form S-1, File No. 2-59896, dated
                    September 16, 1977.

         3(c)    -  Certificate  creating  series  of  Honorary Member Preferred
                    Stock of Agway Inc. dated June 15, 1981, filed by reference to Exhibit 1(c) of the Registration Statement on Form S-1,
                    File No. 2-73928, dated September 3, 1981.

         3(d)    -  Agway Inc.   By-laws   as   amended  May 4, 2001,  filed  by
                    reference to Exhibit 3ii of Pre-Effective Amendment No. 2 of
                    Form S-3, File No. 333-59808, dated June 25, 2001.

          INSTRUMENTS  DEFINING  THE  RIGHTS  OF  SECURITY  HOLDERS,   INCLUDING
          INDENTURES

         4(a)   -  The Indenture  dated as  of  September 1, 1978 between Agway
                    Inc. and First Trust and Deposit Company of Syracuse, New York, Trustee, including forms of Subordinated Debentures (Minimum 8.0% per annum) due July 1, 2003, and Subordinated Debentures (Minimum 7.5% per annum) due July 1, 2003, filed by reference to Exhibit 4 of the Registration Statement (Form S-1), File No. 2- 62549, dated September 8, 1978.

         4(b)    -  The Indenture dated  as  of September 1, 1985, between Agway
                    Inc. and Key Bank of Central New York of Syracuse, New York,
                    Trustee,   including  forms  of  Subordinated  Member  Money
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

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 6.  Exhibits and Reports on Form 8-K (continued)
-----------------------------------------------------
(a)  Exhibits (continued)

     EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K (CONTINUED)

         INSTRUMENTS   DEFINING   THE  RIGHTS  OF  SECURITY  HOLDERS,  INCLUDING
         INDENTURES (CONTINUED)


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

         4(i)    -  The Supplemental  Indenture  dated  as  of  August 24, 1992, among AFC, Agway Inc. and Key Bank of New York, Trustee, amending the Indenture dated as of August 23, 1989, filed by reference to Exhibit 4 of the Registration Statement (Form
                    S-3), File No. 33-52418, dated September 25, 1992.

         4(j)    -  Agreement of Resignation, Appointment  and  Acceptance among
                    KeyCorp, Key Bank of New York, AFC and Mellon Bank, F.S.B., dated as of September 3, 1996, five agreements, filed by reference to Exhibit 4(o) of the Registration Statement
                    (Form S-3), File No. 333-34781, dated September 2, 1997.

         4(k)    -  Letter dated November 14, 1997 from Chase Manhattan Bank, as
                    Successor  Trustee,  to   Mellon   Bank,  F.S.B.,  filed  by
                    reference to Exhibit 4(a) of the Annual Report on Form 10-K, dated September 21, 2000.

         4(l)    -  The  Supplemental Indenture dated as of July 1, 2001 between
                    Agway  Financial  Corporation,  Agway  Inc.,  and  The Chase
                    Manhattan Bank,   amending   the   Indentures   dated  as of
                    September 1, 1986, August 24, 1987, August 23, 1988 (amended by a supplemental indenture dated as of October 14, 1988) and August 23, 1989 (as amended by a supplemental indenture dated as of August 24, 1992), filed by reference to Exhibit
                    4(a) of Form 8-K, dated July 2, 2001.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


Item 6.  Exhibits and Reports on Form 8-K (continued)
-----------------------------------------------------
(a)  Exhibits (continued)

     EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K (CONTINUED)

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

         10(e)   -  First  Amendment  and  Waiver  to  Credit  Agreement,  dated
                    September 14, 2001, filed by reference to Exhibit 10(e) of Form 10-K as of June 30, 2001, dated September 14, 2001.

         10(f)   -  First Amendment  to  Security Agreement, dated September 14,
                    2001, filed by reference to Exhibit 10(f) of Form 10-K as of June 30, 2001, dated September 14, 2001.

         10(g)   -  Pledge  Amendment  with  lenders,  dated September 14, 2001, filed by reference to Exhibit 10(g) of Form 10-K as of  June
                    30, 2001, dated September 14, 2001.

         10(h)   -  Vehicle  Security  and  Escrow Agreement with lenders, dated
                    September 14, 2001, filed by reference to Exhibit 10(h) of Form 10-K as of June 30, 2001, dated September 14, 2001.

         10(i)   -  Directors -  Deferred   Compensation   Agreement,  filed  by
                    reference to Exhibit 10(i) of Form 10-K as of June 30, 2001, dated September 14, 2001.

         10(j)   -  Board Officers - Deferred Compensation Agreement,  filed  by reference to Exhibit 10(j) of Form 10-K as of June 30, 2001, dated September 14, 2001.

     (ii) The following exhibits are filed as a separate section of this report:

         MATERIAL CONTRACTS

         10(k)   -  Second  Amendment  and  Waiver  to  Credit  Agreement, dated
                    January 31, 2002, filed herewith.

(b)  Reports on Form 8-K
     There were no reports on Form 8-K filed during the three months ended December 31, 2001.
                                       30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      AGWAY INC.
                                      ------------------------------------------
                                                     (Registrant)





Date        February 4, 2002                     /s/ PETER J. O'NEILL
       -------------------------     -------------------------------------------
                                                   Peter J. O'Neill
                                                Senior Vice President,
                                                  Finance & Control
                                           (Principal Financial Officer and
                                                Chief Accounting Officer)