Form 10-Q
period 2002-03-31
AGWAY INC
filed 2002-05-15
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934
For the quarterly period ended MARCH 31, 2002
                               --------------

                                       OR

     TRANSITION  REPORT PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
----
EXCHANGE ACT OF 1934
For the transition period from                      to
                               --------------------    ------------------------

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
Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



       CLASS                                         OUTSTANDING AT MAY 10, 2002
-------------------------                            ---------------------------
Membership Common Stock,                                    96,616 shares
 $25 par value per share

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                               PAGE NO.
                                                                                                               -------
PART I.     FINANCIAL INFORMATION
------      ---------------------

            Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of March 31, 2002 and June 30, 2001......................    3

            Condensed Consolidated Statements of Operations and Retained Earnings for the three months
            and nine months ended March 31, 2002 and March 24, 2001...........................................    4

            Consolidated Statements of Comprehensive Income for the three months and nine months ended
            March 31, 2002 and March 24, 2001.................................................................    5

            Condensed Consolidated Cash Flow Statements for the nine months ended March 31, 2002
            and March 24, 2001................................................................................    6

            Notes to Condensed Consolidated Financial Statements..............................................    7

            Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....   22

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................   29

PART II.    OTHER INFORMATION
-------     -----------------

            Item 1.  Legal Proceedings........................................................................   30

            Item 3.  Defaults Upon Senior Indebtedness........................................................   30

            Item 6.  Exhibits and Reports on Form 8-K.........................................................   31

            SIGNATURES........................................................................................   34


                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                  Item 1. CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                       March 31,          June 30,
ASSETS                                                                                   2002               2001
------                                                                               ------------        ------------
                                                                                       (Unaudited)
Current Assets:
     Trade accounts receivable  (including notes receivable of
          $2,346 and $2,197, respectively), less allowance for
          doubtful accounts of $6,574 and $9,044, respectively.....................  $      89,920       $   112,215
     Advances and other receivables................................................         12,445             6,175
     Inventories:
          Raw materials............................................................          8,146             6,122
          Finished goods...........................................................         28,993            37,532
          Goods in transit and supplies............................................          3,119             2,227
                                                                                     -------------       ------------
              Total inventories....................................................         40,258            45,881
     Prepaid expenses and other assets.............................................         45,909            43,313
                                                                                     -------------       ------------
          Total current assets.....................................................        188,532           207,584
Other security investments.........................................................         36,371            36,709
Properties and equipment, net......................................................        136,008           147,659
Net pension asset..................................................................        233,104           229,678
Other assets  .....................................................................         20,175            29,780
Total assets of discontinued operations............................................        976,052           990,728
                                                                                     -------------       ------------
              Total assets.........................................................  $   1,590,242       $ 1,642,138
                                                                                     =============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable.................................................................  $     10,725        $    61,342
     Current installments of long-term debt........................................         1,955              1,780
     Current installments of subordinated debt.....................................        36,739             47,628
     Accounts payable..............................................................        75,972             59,899
     Other current liabilities.....................................................        78,145             81,819
                                                                                     ------------        ------------
          Total current liabilities................................................       203,536            252,468
Long-term debt.....................................................................        21,244             21,594
Subordinated debt..................................................................       405,711            401,710
Other liabilities..................................................................        93,338             92,714
Total liabilities of discontinued operations.......................................       731,531            704,322
                                                                                     ------------        ------------
          Total liabilities........................................................     1,455,360          1,472,808
Commitments and contingencies......................................................
Shareholders' equity:
     Preferred stock, net..........................................................        34,326             37,603
     Common stock, net.............................................................         2,419              2,445
     Accumulated other comprehensive income (loss).................................           789                (61)
     Retained earnings.............................................................        97,348            129,343
                                                                                     ------------        ------------
          Total shareholders' equity...............................................       134,882            169,330
                                                                                     ------------        ------------
              Total liabilities and shareholders' equity...........................  $  1,590,242        $ 1,642,138
                                                                                     ============        ============







     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

Item 1.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                ------------------------------       ----------------------------
                                                  March 31,        March 24,           March 31,      March 24,
                                                    2002             2001               2002             2001
                                                ------------     -------------       ------------    ------------
Net sales and revenues........................  $    272,411     $     362,411       $    724,692    $    909,174

Cost and expenses from:
     Products and plant operations............       231,601           324,386            656,083         835,677
     Selling, general and administrative
        activities............................        20,571            19,641             52,367          54,968
                                                ------------     -------------       ------------    ------------
          Total operating costs and expenses..       252,172           344,027            708,450         890,645

Operating earnings ...........................        20,239            18,384             16,242          18,529
Interest expense, net.........................        (4,358)           (2,646)           (15,155)        (12,578)

Other income, net.............................           490               (28)             2,456           3,365
                                                ------------     -------------       ------------    ------------
Earnings (loss) from continuing operations
     before income taxes......................        16,371            15,710              3,543           9,316
Income tax expense (benefit) .................         6,480             6,983              1,902           5,075
                                                ------------     -------------       ------------    ------------

Earnings (loss) from continuing operations....         9,891             8,727              1,641           4,241

Discontinued operations:
     Loss from operations, net of tax expense
          (benefit) of $1,097, $20,
          $(1,025) and $(2,917), respectively           (244)            (924)             (5,824)         (7,548)
     Loss on disposal, net of tax (benefit)
          of $(14,871)........................       (26,460)               0             (26,460)              0
                                                ------------     ------------        ------------    ------------
     Loss from discontinued operations........       (26,704)            (924)            (32,284)         (7,548)

Earnings (loss) before cumulative effect of
     an accounting change.....................       (16,813)           7,803             (30,643)         (3,307)
Cumulative effect of accounting change,
     net of tax (benefit) of $(723)...........             0                0                   0          (1,057)
                                                ------------     ------------        ------------    ------------
Net earnings (loss)...........................       (16,813)           7,803             (30,643)         (4,364)
                                                ------------     ------------        ------------    ------------
Retained earnings, beginning of period........       114,161          127,625             129,343         141,221
                                                ------------     ------------        ------------    ------------
Dividends.....................................             0                0              (1,352)         (1,429)
                                                ------------     ------------        ------------    ------------
Retained earnings, end of period..............  $     97,348     $    135,428        $     97,348    $    135,428
                                                ============     ============        ============    ============









     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        Item 1. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                --------------------------------       --------------------------------
                                                   March 31,         March 24,            March 31,         March  24,
                                                     2002              2001                 2002              2001
                                                --------------     -------------       --------------    --------------
Net earnings (loss)...........................  $      (16,813)    $      7,803        $      (30,643)   $      (4,364)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on
     available-for-sale securities held in
       discontinued operations................            (266)             280                   148              989

Deferred gains (losses) on cash flow hedges,
     net of tax:
     Cumulative effect of accounting change                  0                0                     0            3,061
     Holding gains (losses) arising
       during period.....................               (2,005)          (2,245)               (2,981)           2,404
     Reclassification adjustment for
       (gains) losses included in
       net earnings......................                2,486           (2,198)                3,683           (5,912)
                                                ---------------    -------------       --------------    -------------
Other comprehensive income (loss).............             215           (4,163)                  850              542
                                                ---------------    -------------       --------------    -------------

Comprehensive income (loss)...................  $      (16,598)    $      3,640        $      (29,793)   $      (3,822)
                                                ===============    =============       ==============    =============


























     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

               Item 1. CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                              NINE MONTHS ENDED
                                                                                   ------------------------------------
                                                                                     March 31,              March 24,
                                                                                       2002                    2001
                                                                                   -------------         --------------
Net cash flows provided by (used in) continuing operations......................   $     55,198          $     (14,794)
Net cash flows provided by (used in) discontinued operations....................          9,602                 25,005
                                                                                   -------------         --------------
Net cash flows provided by (used in) operating activities.......................         64,800                 10,211

Cash flows provided by (used in) investing activities:
     Purchases of property, plant and equipment.................................         (5,273)                (3,558)
     Proceeds from disposal of property, plant and equipment....................          8,822                  4,424
     Net purchase (sale) of other security investments..........................            104                    823
                                                                                   -------------         --------------

Net cash flows provided by (used in) investing activities.......................          3,653                  1,689

Cash flows provided by (used in) financing activities:
     Net change in short-term notes payable.....................................        (50,617)               (30,700)
     Proceeds from long-term debt...............................................              0                     50
     Repayment of long-term debt................................................           (175)                  (777)
     Proceeds from sale of subordinated debt....................................         79,200                160,463
     Maturity and redemption of subordinated debt...............................        (86,088)              (154,709)
     Payments on capital leases.................................................         (4,596)                  (366)
     Redemption of stock, net ..................................................         (3,303)                (1,981)
     Cash dividends paid........................................................         (2,874)                (3,021)
                                                                                   -------------         --------------

Net cash flows provided by (used in) financing activities.......................        (68,453)               (31,041)
                                                                                   -------------         --------------

Net increase (decrease) in cash and equivalents.................................              0                (19,141)
Cash and equivalents at beginning of period.....................................              0                 19,141
                                                                                   -------------         --------------

Cash and equivalents at end of period...........................................   $          0          $           0
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002, due to the seasonal nature of certain major segments of our business. On March 6, 2002, the Company announced details of a comprehensive plan designed to refocus capital resources on four selected businesses: Animal Feed and Nutrition (the principal operation within the Agriculture segment), Energy Products (Energy segment), Produce, and Agricultural Technologies (operations within the Country Products Group segment). This plan also disclosed our intentions to divest of four business operations: Telmark (Leasing segment), Agway Insurance (the principal operation within the Insurance segment), and Agronomy and Seedway (components of the Agriculture segment). As a result, the financial statements separately reflect these business operations as discontinued operations. For further information, refer to
     Note 4 of these financial statements.

     Basis of Consolidation
     The consolidated financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation except for certain items for intercompany transactions between continuing and discontinued operations principally related to leases between Telmark (discontinued Leasing segment) and the continuing operations.

     Cumulative Effect of Accounting Change
     On June 25,  2000,  upon  adoption of  Statement  of  Financial  Accounting
     Standards (SFAS) No. 133, the Company recorded a net-of-tax cumulative-effect loss of $1,100 to recognize at fair value the time value component of all option contracts associated with the Company's Energy segment which is excluded from the assessment of hedge effectiveness as allowed by the new standard. The Company also recorded a net-of-tax cumulative-effect gain of $3,100 in other comprehensive income to recognize at fair value all derivative instruments in the Company's Energy segment that are designated and qualify as cash-flow hedges. See Note 6 for further details of the Company's accounting for derivatives and hedging activities.

     Fiscal Quarter
     The fiscal quarter-end of Agway Inc. for the third quarter of the current and prior year was March 31, 2002 and March 24, 2001, respectively. Effective July 1, 2001, the fiscal year-end has been changed to June 30 each year for the Company as a whole and for each of its divisions. Quarterly reports are at quarters ending on September 30, December 31, and March 31.

     Reclassifications
     Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

     Comprehensive Income
     Comprehensive income consists of net earnings (loss), the net change in unrealized gains and losses on available-for-sale securities (relating to Agway Insurance and included in discontinued operations), net of tax, and deferred gains and losses on cash flow hedges, net of tax. The unrealized gains and losses on available-for-sale securities in the statement of comprehensive income are net of tax expense (benefit) of $(137) and $144 and $76 and $509 for the three and nine months ended March 31, 2002 and March 24, 2001, respectively. The deferred gains and losses on cash flow hedges in the statement of comprehensive income are net of tax expense (benefit) of $321 and $(2,962) and $468 and $(298) for the three and nine months ended March 31, 2002 and March 24, 2001, respectively.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------
     New Financial Accounting Standards
     The Financial Accounting Standards Board (FASB) has recently issued the following:

     SFAS NO. 141, "BUSINESS COMBINATIONS," was issued in June 2001 and requires
     ------------------------------------
     that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method. Under the previous rules, the Company used the purchase method of accounting. The adoption of this standard has no impact on the financial statements of the Company.

     SFAS NO. 142,  "GOODWILL AND OTHER  INTANGIBLE  ASSETS," was issued in June
     ------------------------------------------------------
     2001 and is effective for the Company on July 1, 2002. Under SFAS No. 142, amortization of goodwill, including goodwill and intangible assets with indefinite lives recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed after July 1, 2001, will not be amortized. Instead, all goodwill and intangible assets with indefinite lives will be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company is currently evaluating the impact of the new accounting standard on existing goodwill and other intangible assets. The ultimate impact of the new accounting standard has yet to be determined. The net book value of goodwill and other intangible assets of continuing operations was $8,200 at March 31, 2002. Amortization of goodwill and other intangible assets totaled $3,100 for the nine months ended March 31, 2002 and $2,700 for the year ended June 30, 2001.

     SFAS NO 143,  "ACCOUNTING FOR ASSET RETIREMENT  OBLIGATIONS," was issued in
     -----------------------------------------------------------
     June 2001 and is effective for the Company on July 1, 2002. SFAS No. 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated assets' retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset. We believe that the implementation of the statement will not have a material impact on the results of operations and financial position of the Company.

     SFAS NO. 144,  "ACCOUNTING  FOR THE  IMPAIRMENT  OR DISPOSAL OF  LONG-LIVED
     ---------------------------------------------------------------------------
     ASSETS," was issued in August  2001.  SFAS No. 144 provides new guidance on
     -------
     the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Accounting Principle Board (APB) No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," while retaining many of the requirements of these two statements. Under SFAS No. 144, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This statement broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

     The Company early adopted this new standard on January 1, 2002, and recognized no impact in its financial statements regarding the new guidance on the recognition of impairment losses on long-lived assets to be held and used. As further described in Note 4, the Company has announced the discontinuation of four of its business operations and has adopted the guidance of SFAS No. 144 regarding the measurement, recognition, and disclosure of these discontinued operations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)

2.   BORROWING ARRANGEMENTS
     ----------------------
     Notes Payable
     Agway has available under its Senior Debt program (described below) a $150,000 short-term line of credit, up to $35,000 of which can be used for letters of credit. At March 31, 2002, letters of credit issued, primarily to back Agway insurance programs, totaled approximately $28,800. The carrying amounts of Agway's short-term borrowings approximate their fair value and were as follows:

                                                March 31, 2002   June 30, 2001
                                                --------------   -------------
     Lines of credit..........................  $      10,725    $      61,342
                                                ==============   =============
     Weighted average interest rate...........          5.87%            7.22%
                                                ==============   =============

     Agway Senior Debt
     The Agway Senior Debt (as amended-see discussion below) is a syndicated three-year asset-based revolving line of credit for up to $150,000 pursuant to the terms of a credit agreement between Agway, certain of its subsidiaries and a syndicated group of lenders (the Credit Agreement). Interest rates are determined at the option of Agway, as either prime rate plus 2.5% or the London Interbank Offered Rate (LIBOR) plus 4%. In this asset-based line of credit, the amount available to Agway is the lesser of the "collateral borrowing base" or the $150,000 upper limit of the line of credit. The collateral borrowing base consists of certain of Agway's eligible accounts receivable and inventory (as defined under the Credit Agreement). Certain covenants and conditions of the Credit Agreement, as more fully discussed below, restrict the use of funds and reduce the practical availability of financing under the agreement by $25,000 to a maximum of $125,000.

     The Credit Agreement dated March 28, 2001 has been amended four times in response to violations of financial covenants. In connection with those amendments, those violations were waived. The latest amendment modified the minimum level of EBITDA (defined below) and the minimum ratio of EBITDA to interest on senior debt for the twelve months ended March 31, 2002 and June 30, 2002. In addition to amending these financial covenants and waiving the violation of these covenants as of March 31, 2002, the amendment also reduced the range of required minimum balance of outstanding Agway securities, as defined in the agreement, by $15,000, to a range of $440,000 to $450,000 at various times throughout the year; reduced the maximum revolving line of credit from $175,000 to $150,000; and increased the interest rate on the line of credit 0.5%, to either prime plus 2.5% or LIBOR plus 4%. In exchange for this latest amendment, Agway agreed to pay the syndicated group of lenders amendment fees totaling $300.

     As of March 31, 2002, the collateral borrowing base was $122,600, which adequately supported Agway's credit needs which totaled $39,500 as of that date. At this stage, in light of the recent announcement to divest certain businesses, the Company's future financing needs cannot be predicted with certainty. However, management believes that adequate collateral exists and will continue to exist to support amounts required under the Agway Senior Debt. It is expected that Agway's ongoing financial needs will be reassessed with the syndicated group of lenders when, and if, proceeds from sale of discontinued operations (see Note 4) are received. In addition, such a reassessment might also occur in the event the Company does not comply with its financial covenants in the Credit Agreement as currently in effect.

     The Credit Agreement has a number of financial covenants which restrict our capital spending and require us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the Credit Agreement, and minimum ratios of EBITDA to fixed charges and interest on senior debt (see above for discussion of the violation of certain covenants as of March 31, 2002). The Credit Agreement also required a minimum outstanding balance of preferred stock, subordinated debt, and certain debt of a subsidiary. That minimum outstanding balance requirement ranges from $440,000 to $450,000 throughout the year. (This minimum amount of capital we must maintain is referred to as the Minimum Capital.) As of March 31, 2002, the Minimum Capital was $480,500.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


2.   BORROWING ARRANGEMENTS (CONTINUED)
     ----------------------------------
     Agway Senior Debt (continued)
     Other conditions of the Credit Agreement prevent us, in certain circumstances, from using funds we borrow under the Credit Agreement to pay interest or dividends on, or repurchase or repay principal of, our subordinated debt or preferred stock. To avoid these use restrictions, the Credit Agreement requires us to have a minimum excess borrowing capacity as defined in the agreement (collateral borrowing base in excess of outstanding amounts borrowed) of at least $20,000 if we are not in default under the Credit Agreement. If we are in default under the Credit
     Agreement, to avoid these use restrictions, the minimum excess borrowing capacity we must maintain (collateral borrowing base in excess of outstanding amounts borrowed) increases to $25,000. Further, if we are in default under the Credit Agreement, we are subject to these use restrictions if:

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

     These conditions, if present, reduce the practical availability under the Agway Senior Debt from $150,000 to $125,000 or $25,000 less than the collateral borrowing base, whichever is lower. The Credit Agreement was designed in part to allow and enable us to continue our past practice of repurchasing, at face value, certain subordinated debt and preferred stock when presented for repurchase prior to maturity. However, as discussed below, we are under no obligation to repurchase subordinated debt prior to its maturity and preferred stock when so presented.

     Agway Subordinated Debt
     Agway registers with the Securities and Exchange Commission (SEC) to offer debentures and money market certificates to the public on a continuing basis. The debentures are unsecured and subordinated to all senior debt of Agway. The Agway subordinated debt bears interest payable semiannually on January 1 and July 1 of each year. The interest rates of Agway's money market certificates are at the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Agway's subordinated debt is not redeemable by the holder, though Agway historically repurchased at face value plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase prior to maturity. However, we are under no obligation to repurchase subordinated debt prior to its maturity when so presented, and may stop or suspend this practice at any time or may be required to stop or suspend such practice if we do not continue to meet the conditions of the Credit Agreement, including those described above.

     As disclosed by the Company on March 6, 2002 in its announcement regarding the discontinuation of certain of its businesses, we had temporarily stopped the sale of Agway subordinated debt until this report on Form 10-Q for the quarter ended March 31, 2002, and other restated financial information related to the announced transactions, was filed with the SEC.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)

3.   AGRICULTURE REALIGNMENT
     -----------------------
     In the second quarter of last fiscal year (2001), the Agway Board of Directors approved a plan (the Agriculture Plan) to realign the Agriculture segment of Agway's business with the continuing concentration of farming and our farmer-members in the northeastern United States. The realignment into a Feed and Nutrition Division and an Agronomy Division has been completed. In addition, a total of 45 locations have been converted to dealers, sold, or closed and 395 employees at these locations have been paid severance. During the realignment process, gains experienced on the sale of properties have been recognized when realized, inventories have been reduced to their estimated net realizable values, and operating costs during the transition period are recognized when incurred.

     As announced on March 6, 2002 (as further described in Note 4), we have decided to exit the agronomy business (among others) and have presented these operations as discontinued operations. Therefore, the financial impact associated with the Agriculture Plan for the three and nine months ended March 31, 2002, is included in both the continuing and discontinued operations as follows:

                                                              Three Months Ended        Nine Months Ended
                                                                MARCH 31, 2002           MARCH  31, 2002
                                                              ------------------       ------------------
     CONTINUING OPERATIONS
     Net gain and (loss) on sale of assets.................   $            311         $            861
     Impairment on long-lived assets.......................                  0                     (398)
     Gain (loss) on sale/liquidation of inventory..........                (44)                      32
     Severance cost .......................................                  1                   (1,533)
     Other transaction costs...............................                  0                      (51)
                                                              ------------------       ------------------
     Net gain (loss) on realignment activity...............   $            268         $         (1,089)
                                                              ==================       ==================

     DISCONTINUED OPERATIONS
     Net gain and (loss) on sale of assets.................   $            539         $          1,739
     Impairment on long-lived assets.......................                  0                     (373)
     Gain (loss) on sale/liquidation of inventory..........                 26                      226
     Severance cost .......................................                  1                   (1,731)
     Other transaction costs...............................                  0                      (47)
                                                              ------------------       -----------------
     Net gain (loss) on realignment activity...............   $            566         $           (186)
                                                              ==================       =================

                                                                                         Three and Nine
                                                                                          Months Ended
                                                                                         MARCH 24, 2001
                                                                                       -----------------
     CONTINUING OPERATIONS
     Net gain and (loss) on sale of assets.........................................    $           16
     Impairment on long-lived assets...............................................              (209)
     Gain (loss) on sale/liquidation of inventory..................................               (15)
     Severance cost ...............................................................              (470)
     Other transaction costs.......................................................                (6)
                                                                                       -----------------
     Net gain (loss) on realignment activity.......................................    $         (684)
                                                                                       =================
     DISCONTINUED OPERATIONS
     Net gain and (loss) on sale of assets.........................................    $           37
     Impairment on long-lived assets...............................................               (51)
     Gain (loss) on sale/liquidation of inventory..................................                 0
     Severance cost ...............................................................              (427)
     Other transaction costs.......................................................                (5)
                                                                                       -----------------
     Net gain (loss) on realignment activity.......................................    $         (446)
                                                                                       =================

                                       11

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


4.   DISCONTINUED OPERATIONS
     -----------------------
     On March 6, 2002, the Company announced details of a comprehensive plan designed to refocus the Company and to strengthen the financial position of the Cooperative. This plan focuses our capital resources on selected businesses which we believe are well positioned for profitability, future growth, and service to our farm and other customers. It is also designed to provide capital resources from businesses that we are choosing to exit, and to allow us to restructure our capital and reduce debt.

     Agway's future operational focus will be on four selected business operations that have a clear history and connection to our farm and cooperative heritage. Our focus and commitment of resources will center on the following businesses: Animal Feed and Nutrition (the principal operation within the Agriculture segment), Energy Products (Energy segment), Fresh Produce and Agricultural Technologies (operations within the Country Products Group segment).

     At the same time, we have also made decisions regarding businesses that Agway is taking steps to sell. These businesses are Telmark (Leasing segment), Agway Insurance (the principal operation within the Insurance segment), and Agronomy and Seedway (operations within the Agriculture segment). We expect the sale of these businesses to occur within the next year.

     With the announcement of this plan and our adoption of SFAS No. 144, we are required to separately report the businesses that we are taking steps to sell as discontinued operations and to immediately recognize any estimated losses directly related to the sales of those businesses. Any estimated gains on sale of those businesses are not reported until they are realized. The results of operations of the discontinued businesses are reported in discontinued operations in the periods in which they occur. Discontinued operations are separately disclosed in the income statement, net of tax, in earnings (loss) from operations of discontinued operations and gain
     (loss) on disposal of discontinued operations and in the balance sheet as total assets of discontinued operations and total liabilities of discontinued operations.

     In the second quarter of fiscal 2000, the Agway Board of Directors approved a plan to restructure the retail store distribution system. The plan called for the sale or closure of 227 Agway retail properties. In the spring of 2000, the Agway Board of Directors authorized the sale of the wholesale procurement and supply system to Southern States Cooperative, Inc. An agreement for this sale was executed on June 20, 2000 and closed on July 31, 2000. The sale of the wholesale procurement and supply system, when combined with the sale and closure of the Agway-owned or operated retail stores, constituted a plan to discontinue operations of the retail services business. The discontinued retail services business was measured and recognized under APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." For financial reporting purposes, the measurement date upon which this discontinued operation plan became effective was June 20, 2000. All retail store operations ceased during 2001, and the Company is continuing to market the remaining store properties for sale. No adjustments to the estimated net loss on disposal established as of the June 20, 2000 measurement date was required in the three- and nine-month periods ended March 31, 2002.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


4.   DISCONTINUED OPERATIONS (CONTINUED)
     -----------------------------------
     For the businesses noted above that are reflected in discontinued operations, a summary of net sales and revenues and pre-tax operating results for the three months and nine months ended March 31, 2002 and March 24, 2001, respectively, and total assets of discontinued operations and total liabilities of discontinued operations at March 31, 2002 and June 30, 2001 are detailed below. Furthermore, a portion of the Company's interest expense has been allocated to discontinued operations based on the outstanding debt attributable to holding these operations. Income taxes have been allocated between continuing and discontinued operations for all periods presented.

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   ----------------------------    ------------------------------
                                                     March 31,      March 24,        March 31,        March 24,
                                                       2002           2001             2002             2001
                                                   ------------   -------------    -------------    -------------
     Total sales and revenues...................   $     75,671   $      82,037    $     191,276    $     234,894

     Pre-tax operating results..................   $        853   $        (904)   $      (6,849)   $     (10,645)

     Interest expense allocated to discontinued
       operations...............................   $      5,245   $       5,614    $      13,700    $      14,531

                                                                                       DISCONTINUED OPERATIONS
                                                                                   -------------------------------
                                                                                   MARCH 31, 2002    JUNE 30, 2001
                                                                                   --------------   --------------
     Discontinued Assets:
       Cash.....................................................................   $       5,898    $       3,043
       Accounts receivable (including notes receivable,
            net of allowance for doubtful accounts).............................          45,598          101,172
       Lease receivables........................................................         696,052          688,879
       Inventories..............................................................          66,441           41,090
       Restricted cash..........................................................           6,881            8,306
       Prepaid and other current assets.........................................          30,459           30,479
       Marketable securities available for sale.................................          38,843           37,556
       Other security investments...............................................          16,210           15,121
       Property, plant and equipment............................................          32,163           38,221
       Other assets.............................................................          37,507           26,861
                                                                                   -------------    -------------
            Total assets of discontinued operations.............................   $     976,052    $     990,728
                                                                                   =============    =============

     Discontinued Liabilities:
       Notes payable............................................................   $     141,298    $     140,638
       Current portion of long-term debt........................................         124,330          136,264
       Accounts payable.........................................................          53,889           34,644
       Other current liabilities................................................          80,931           63,374
       Long-term debt...........................................................         297,161          299,986
       Other long-term liabilities..............................................          33,922           29,416
                                                                                   -------------    -------------
            Total liabilities of discontinued operations........................   $     731,531    $     704,322
                                                                                   =============    =============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


4.   DISCONTINUED OPERATIONS (CONTINUED)
     -----------------------------------
     The loss on disposal of discontinued operations, net of tax, which was recorded in the third quarter consisted of the following for the three and nine months ended March 31, 2002:

     Impairment on long-lived assets............................................  $   (24,738)
     Direct costs of sale.......................................................       (4,228)
     Benefit plans curtailment..................................................      (12,365)
                                                                                  -------------
     Pre-tax loss...............................................................      (41,331)
     Income tax benefit.........................................................       14,871
                                                                                  -------------
     Net loss on disposal of discontinued operations............................  $   (26,460)
                                                                                  =============

     The above net loss on disposal of discontinued operations could be offset in future periods to the extent gains, if any, are realized on the sale of the discontinued operations. In addition, the net loss reported above could be adjusted (either increased or decreased) for changes experienced from the original estimate for net loss on disposal of discontinued operations.

5.   RETIREMENT BENEFITS
     -------------------
     Pension Plan
     The Employees' Retirement Plan of Agway Inc. is a non-contributory defined benefit pension plan covering the majority of employees of Agway Inc. The plan's benefit formulae bases payment on a pension equity formula. Generally, pension costs are funded annually at no less than the amount required by law and no more than the maximum allowed by federal income tax guidelines. The projected benefit obligation is based on the actuarial present value of the benefits that the employee would be entitled to at the expected retirement date.

     The Employees' Retirement Plan of Agway Inc. has assets that exceed the benefit obligation. The majority of the plan's investments consist of U.S. government and agency securities, U.S. corporate bonds, U.S. and foreign equities, equity and bond funds and temporary investments (short-term investments in demand notes and money market funds). At March 31, 2002 and June 30, 2001, retirement plan assets included Agway debt securities and preferred stock with estimated fair values of $5,100 and $10,100, respectively.

     As described in Note 4, the Company has made a decision to exit certain of its business operations. This decision will result in approximately 980 employees leaving the Company and causes a curtailment of both the pension and postretirement benefit plans. The impact of the curtailment is reflected in the table below:

                                               Change in Benefit   Curtailment
                                                  OBLIGATION          CHARGE
                                                --------------    --------------
     Pension..................................  $       5,352     $       9,493
     Postretirement...........................  $       1,820     $       2,872

     The curtailment charge for both the pension and postretirement benefits noted above were included in the net loss on disposal of discontinued operations for the three and nine months ended March 31, 2002.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)


5.   RETIREMENT BENEFITS (CONTINUED)
     -------------------------------
     Pension Plan (continued)
     The following tables set forth the plan's funded status and amounts recognized in Agway's consolidated financial statements at March 31, 2002 and June 30, 2001 as a net pension asset. The net pension income is summarized for the nine months ended March 31, 2002 and for the year ended June 30, 2001:

                                                                                       March 31,         June 30,
                                                                                        2002               2001
                                                                                     -----------       -----------
     CHANGE IN PROJECTED BENEFIT OBLIGATION
     --------------------------------------
     Projected benefit obligation at beginning of year.............................  $   333,134       $   338,503
     Service cost (with interest)..................................................        6,982             9,195
     Interest cost.................................................................       18,356            24,697
     Amendments....................................................................          583               419
     Curtailment...................................................................        5,352                 0
     Actuarial loss ...............................................................       32,031             4,650
     Benefits paid.................................................................      (31,000)          (44,330)
                                                                                     -----------       -----------
     Projected benefit obligation at end of period.................................  $   365,438       $   333,134
                                                                                     ===========

     CHANGE IN PLAN ASSETS
     ---------------------
     Fair value of plan assets at beginning of year................................  $   566,809       $   569,633
     Actual return on plan assets..................................................       18,291            41,506
     Benefits paid.................................................................      (31,000)          (44,330)
                                                                                     -----------       -----------
     Fair value of plan assets at end of period....................................  $   554,100       $   566,809
                                                                                     ===========       ===========

     Funded status.................................................................  $   188,662       $   233,675
     Unrecognized prior service cost...............................................       14,665            20,147
     Unrecognized net loss (gain)..................................................       29,777           (24,144)
                                                                                     -----------       -----------
     Net pension asset.............................................................  $   233,104       $   229,678
                                                                                     ===========       ===========

                                                                                     Nine Months           Year
                                                                                        Ended              Ended
                                                                                       March 31,          June 30,
                                                                                          2002              2001
                                                                                     -----------       ------------
     COMPONENTS OF NET PENSION INCOME
     --------------------------------
     Service cost (with interest)..................................................  $     6,982       $      9,195
     Interest cost.................................................................       18,356             24,697
     Expected return on plan assets................................................      (40,180)           (53,606)
     Amortization of prior service cost............................................        1,925              3,491
     Recognized curtailment (gain)/loss............................................        9,493                  0
                                                                                     -----------       ------------
     Net pension income............................................................  $    (3,424)      $    (16,223)
                                                                                     ===========       ============

     WEIGHTED-AVERAGE ASSUMPTIONS
     ----------------------------
     Discount rate.................................................................        7.00%              7.75%
     Expected return on plan assets................................................        9.00%              9.75%
     Rate of compensation increase.................................................        5.00%              5.00%

                                       15

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


5.   RETIREMENT BENEFITS (CONTINUED)
     -------------------------------
     Postretirement Benefits
     Agway provides postretirement health care and life insurance benefits to eligible retirees and their dependents. Eligibility for benefits depends upon age and years of service. The benefit obligation under Agway's postretirement benefit plans are general, unsecured obligations of the Company and are not funded. The accrued postretirement benefit cost expected to be paid in the next year is in other current liabilities, while the remaining amount is included in other liabilities. The reconciliation of funded status at March 31, 2002 and June 30, 2001 and the net periodic postretirement benefit cost for the nine months ended March 31, 2002 and the year ended June 30, 2001 recognized in Agway's consolidated financial statements were as follows:

                                                                                      Nine Months         Year
                                                                                        Ended            Ended
                                                                                      March 31,         June 30,
                                                                                        2002              2001
                                                                                     ------------     ------------
     CHANGE IN PROJECTED BENEFIT OBLIGATION
     --------------------------------------
     Benefit obligation at beginning of year.......................................  $   (42,211)     $   (40,704)
     Service cost (with interest)..................................................         (532)            (668)
     Interest cost.................................................................       (2,334)          (2,999)
     Plan participant contributions................................................         (831)          (1,108)
     Actuarial gain (loss).........................................................         (448)          (2,269)
     Curtailment...................................................................        1,820                0
     Benefits paid.................................................................        4,000            5,537
                                                                                     ------------     ------------
     Benefit obligation at end of period...........................................  $   (40,536)     $   (42,211)
                                                                                     ============     ============

     Funded status.................................................................  $   (40,536)     $   (42,211)
     Unrecognized prior service cost...............................................          646              917
     Unrecognized net gain.........................................................       (1,345)            (138)
     Unrecognized net transition obligation........................................       10,192           13,886
                                                                                     ------------     ------------
     Accrued postretirement benefit cost...........................................  $   (31,043)     $   (27,546)
                                                                                     ============     ============

                                                                                      Nine Months         Year
                                                                                         Ended            Ended
                                                                                        March 31,        June 30,
                                                                                          2002            2001
                                                                                     ------------     ------------
     COMPONENTS OF NET PERIODIC POSTRETIREMENT BENEFIT COST
     ------------------------------------------------------
     Service cost (with interest)..................................................  $       532      $       668
     Interest cost.................................................................        2,334            2,999
     Amortization of:
       Transition obligation.......................................................          867            1,156
       Prior service cost..........................................................           91              121
     Actuarial gains and losses....................................................          (30)               0
     Recognized curtailment (gain)/loss............................................        2,872                0
                                                                                     ------------     ------------
     Net periodic postretirement expense...........................................  $     6,666      $     4,944
                                                                                     ============     ============


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


5.   RETIREMENT BENEFITS (CONTINUED)
     -------------------------------
     Postretirement Benefits (continued)
     In determining the benefit obligation, the weighted average discount rate used was 7.00% as of March 31, 2002 and 7.75% as of June 30, 2001. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effect:

                                                                                      1% Point       1% Point
                                                                                      INCREASE       DECREASE
                                                                                     -----------    -----------
     NINE MONTHS ENDED MARCH 31, 2002
     --------------------------------
     Effect on total of service and interest cost components.......................  $      144     $    (123)
     Effect on benefit obligation..................................................  $    1,170     $  (1,028)

     For measurement purposes, the assumed health care cost trend rate used to measure Agway's accumulated benefit obligation for persons under age 65 was 9% for March 31, 2002. The health care cost trend rate assumption for fiscal 2002 and forward at June 30, 2001 decreases gradually until the year 2006, when the ultimate trend rate is then fixed at 5%. For persons over age 65, Agway has an insured medical program limiting Agway's subsidy to a per month/per retiree basis.

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

     The Company's Energy segment enters into a combination of exchange-traded futures and options contracts and, in certain circumstances, over the counter options (collectively derivatives) to manage the price risk associated with future purchases of the commodities sold in its operations, principally heating oil and propane. Energy has fair value hedges associated with its fixed price purchase contracts and cash flows hedges for its variable priced purchase contracts. The derivatives are specifically matched in volume and maturity with the various purchase commitments of the business and generally expire within a year. The value of option contracts that Energy enters into has two components: time and intrinsic value. The intrinsic value is the value by which the option is in the money. The remaining amount of option value is attributable to time value. Energy does not include the time value of option contracts in its assessment of hedge effectiveness and therefore records changes in the time value component of its options currently in earnings. At March 31, 2002, Energy had a derivative asset of $853. An after-tax total of $702 of deferred net unrealized gains on derivatives instruments was accumulated in other comprehensive income and is expected to be reclassified into earnings during the next twelve months. The pre-tax earnings impact for the time value component of option value not used in assessing hedge effectiveness totaled $1,800 upon the initial adoption of SFAS No. 133 at July 1, 2000, and is included, net of tax, in the cumulative effect of accounting change. A charge to cost of goods sold for the change in option time value not used in the assessment of hedge effectiveness was $100 and $800 and $1,300 and $3,300 for the three and nine months ended March 31, 2002 and March 24, 2001, respectively.

     In the Agriculture segment, the purchase of corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products sold by Agriculture, creates price risk for this business. Agriculture intends to use natural hedges of purchase and sales contracts whenever possible; however, exchange-traded commodity instruments are used principally to manage the price risk associated with unmatched commodity purchases or sales. Agriculture matches all derivative contracts with their underlying purchase or sale contracts; however, due to the differences in the changes in the commodity cash price at an Agriculture location versus the Chicago Board of Trade, a highly effective hedging relationship (as defined by SFAS No. 133) has not been achieved. Therefore, the derivatives used in Agriculture are marked to market currently in earnings. The impact of marking these derivatives to market for the three and nine months ended March 31, 2002, was immaterial.

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

     Insurance Coverage
     The Company uses various insurance companies to insure its primary casualty insurance risks as well as to obtain various umbrella/excess liability coverages. On October 3, 2001, the Commonwealth Court of Pennsylvania approved the petition of the Pennsylvania Insurance Commissioner for an Order of Liquidation for Reliance Insurance Company (RIC). Agway has obtained insurance coverage from RIC in various segments of its insurance programs since 1991. Presently, Agway has four pending claims which could be affected by this liquidation. Total covered amounts by RIC on these claims as of March 31, 2002 are estimated at $3,500. In addition, future claims could be affected by this liquidation. The liquidation statute establishes certain priorities for payment of claims. Direct policyholders are one of the top priorities for payment. To the extent, if any, RIC is unable to meet its claim obligations to its policyholders and other creditors, certain state insurance guarantee funds may provide additional sources of claim payments. The Company cannot at this time determine the ultimate outcome of this liquidation, its impact on outstanding and future claims against RIC policies held by Agway, or the impact on the Company's financial results. However, it is anticipated that due to this proceeding, the Company, at a minimum, can expect delays in receiving cash settlement for claims outstanding under RIC policies and that we will not receive full value for such claims. Therefore, the Company has established a $1,500 allowance for loss on amounts reimbursable from RIC.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)

8.   FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING
     --------------------------------------------------
     Agway is an agricultural cooperative directly engaged in manufacturing, processing, marketing and direct distribution of various animal feeds and services for its farmer-members and other customers, primarily in the northeastern United States and Ohio. In addition, Agway is involved in the manufacturing, processing and repacking of a variety of agricultural products marketed directly to consumers, retailers, wholesalers, and processors; is involved in the distribution of petroleum products; the installation and servicing of heating, ventilation, and air-conditioning equipment; and the marketing of natural gas and electricity, where deregulation makes that possible. Agway reports its continuing operations principally in three business segments. Total sales and revenues of each industry segment includes the sale of products and services to unaffiliated customers, as reported in the Agway consolidated statements of operations, as well as sales to other segments of Agway which are competitively priced.

     The Other category within the summary of business segments includes net corporate expenses, the Agway General Agency, pension income, intersegment eliminations, and interest. Total Other assets consist principally of discontinued assets and other corporate assets.

     As discussed in Note 4, as a result of the discontinuation of certain businesses during the quarter ended March 31, 2002, the following changes to segments, as previously reported, have been made: The Agriculture segment no longer includes the results of Agronomy and Seedway; the Leasing segment has been deleted; the principal operation within the Insurance segment (Agway Insurance) was removed. Finally, the General Agency is now combined in the Other segment.

                                                                  THREE MONTHS ENDED MARCH 31, 2002
                                             --------------------------------------------------------------------
                                                              Country
                                                              Products
                                             AGRICULTURE       GROUP          ENERGY         OTHER      CONSOLIDATED
                                             -----------    ------------   ------------   -----------   ------------
Net sales and revenues to unaffiliated
   customers...............................  $    56,334    $    46,462    $   169,474    $       141   $    272,411
Intersegment sales and revenues............            0            978             38         (1,016)             0
                                             -----------    ------------   ------------   -----------   ------------
       Total sales and revenues............  $    56,334    $    47,440    $   169,512    $      (875)  $    272,411
                                             ===========    ============   ============   ===========   ============
Earnings (loss) from continuing
   operations before income taxes..........  $    (2,178)   $      (596)   $    21,998    $    (2,853)  $     16,371
                                             ===========    ============   ============   -----------   ============
Total assets...............................  $    74,292    $     67,306   $   156,998    $ 1,291,646   $  1,590,242
                                             ===========    ============   ============   ===========   ============
                                                                  THREE MONTHS ENDED MARCH 24, 2001
                                             -----------------------------------------------------------------------
                                                               Country
                                                              Products
                                             AGRICULTURE       GROUP          ENERGY         OTHER      CONSOLIDATED
                                             -----------    ------------   ------------   -----------   ------------
Net sales and revenues to
   unaffiliated customers..................  $    62,560    $     52,627   $   247,066    $       158   $    362,411
Intersegment sales and revenues............           44             717           306         (1,067)             0
                                             -----------    ------------   ------------   -----------   ------------
    Total sales and revenues ..............  $    62,604    $     53,344   $   247,372    $      (909)  $    362,411
                                             ===========    ============   ============   ===========   ============
Earnings (loss) from continuing
   operations before income taxes..........  $    (3,352)   $     (2,213)  $    22,396    $    (1,121)  $     15,710
                                             ===========    ============   ============   ===========   ============
Total assets...............................  $    89,175    $     77,028   $   209,439    $ 1,273,470   $  1,649,112
                                             ===========    ============   ============   ===========   ============

                                       20

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


8.   FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING (CONTINUED)
     --------------------------------------------------------------

                                                                   NINE MONTHS ENDED MARCH 31, 2002
                                             -----------------------------------------------------------------------
                                                              Country
                                                              Products
                                             AGRICULTURE       GROUP          ENERGY         OTHER      CONSOLIDATED
                                             -----------    ------------   ------------   -----------   ------------
Net sales and revenues to unaffiliated
   customers...............................  $   174,503    $   134,383    $   415,374    $       432   $    724,692
Intersegment sales and revenues............            0          3,011            105         (3,116)             0
                                             -----------    ------------   ------------   -----------   ------------
    Total sales and revenues...............  $   174,503    $   137,394    $   415,479    $    (2,684)  $    724,692
                                             ===========    ============   ============   ===========   ============

Earnings (loss) from continuing
   operations before income taxes..........  $    (4,089)   $    (1,425)   $    16,059    $    (7,002)  $      3,543
                                             ===========    ============   ============   ===========   ============

Total assets...............................  $    74,292    $     67,306   $   156,998    $ 1,291,646   $  1,590,242
                                             ===========    ============   ============   ===========   ============

                                                                    NINE MONTHS ENDED MARCH 24, 2001
                                             -----------------------------------------------------------------------
                                                              Country
                                                              Products
                                             AGRICULTURE       GROUP          ENERGY         OTHER      CONSOLIDATED
                                             -----------    ------------   ------------   -----------   ------------
Net sales and revenues to unaffiliated
   customers...............................  $   183,554    $    139,840   $    585,297   $       483   $    909,174
Intersegment sales and revenues............          914           3,388            528        (4,830)             0
                                             -----------    ------------   ------------   -----------   ------------
    Total sales and revenues ..............  $   184,468    $    143,228   $    585,825   $    (4,347)  $    909,174
                                             ===========    ============   ============   ===========   ============

Earnings (loss) from continuing
   operations before income taxes..........  $    (7,977)   $     (5,601)  $     28,412   $    (5,518)  $      9,316
                                             ===========    ============   ============   ===========   ============

Total assets...............................  $    89,175    $     77,028   $    209,439   $ 1,273,470   $  1,649,112
                                             ===========    ============   ============   ===========   ============


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

Agway's net sales and revenues and operating results are significantly impacted by seasonal fluctuations due to the nature of its operations and the geographic location of its service area, which is primarily the northeastern United States. Energy generally realizes significantly higher net sales and revenues in the winter months due to the higher demand for its products from cold winter conditions. The Agriculture feed business and Country Products Group net sales and revenues and operating results are not materially impacted by seasonal fluctuations.

As further described in Note 4, on March 6, 2002, the Company announced its intentions to divest of four business operations: Telmark (Leasing segment), Agway Insurance (the principal operation within the Insurance segment), and Agronomy and Seedway (components of the Agriculture segment). As a result, the financial statements separately reflect these business operations as discontinued operations. The following management discussion and analysis explains the operating results only of Agway's continuing business operations.

Amounts in the following narrative have been rounded to the nearest hundred thousand.

CONSOLIDATED RESULTS
--------------------
Consolidated net sales and revenues of $272,400 and $724,700 for the three- and nine-month periods ended March 31, 2002 decreased $90,000 (25%) and $184,500 (20%), respectively, as compared to the same periods in the prior year. The decreases in both the three- and nine-month periods were substantially the result of decreased sales in Energy, as more fully discussed below.

Consolidated pre-tax earnings of $16,400 and $3,500 for the three- and nine-month periods ended March 31, 2002 increased $700 (4%) for the three-month period and decreased $5,800 (62%) for the nine-month period , as compared to the same periods in the prior year. Business segment pre-tax earnings increased $2,400 (14%) and decreased $4,400 (29%) while net corporate costs increased $1,700 (153%) and $1,400 (26%) for the three and nine months ended March 31, 2002, respectively. Improvements in Agriculture and Country Products Group in both the three- and nine- month periods were partially offset in the three-month period and more than offset in the nine-month period by a decline in Energy. The increase in net corporate costs for both the three- and nine-month periods was substantially the result of the establishment of a $1,500 allowance for loss on amounts reimbursable from Reliance Insurance Company. See further explanation of pre-tax results by business segment below.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

AGRICULTURE
-----------
Total Agriculture sales and revenues of $56,300 and $174,500 for the three and nine months ended March 31, 2002, decreased $6,300 (10%) and $10,000 (5%), respectively, as compared to the same periods in the prior year. The feed business sales and revenues decreased $5,300 (9%) and $6,400 (4%) for the three- and nine-month periods ended March 31, 2002, respectively. The declines were substantially the result of reduced volumes in manufactured dairy and poultry feeds. The reduced dairy feed volume is directly attributable to the realignment of the Agriculture business started in December 2000, which was designed to realign the feed business with the concentration of farming and Agway member farmers in the northeastern United States. This alignment resulted in closed locations and the corresponding reduction in volumes in the current year as compared to the same periods in the prior year. The poultry feed decline resulted from a significant reduction in customer flock sizes as compared to the prior year; that reduction in customer flock sizes was caused by poor economic conditions that affected certain of our poultry farmer customers. The average selling price of feeds has remained relatively flat compared to the same periods in the prior year. This is due in large part to commodity prices being consistent with prior-year periods. Additionally, sales decreases of $1,900 and $6,300 for the three and nine months ended March 31, 2002, respectively, were the result of closed Agriculture farm stores as part of the planned business realignment. The declines in sales noted above were partially offset by increased TSPF heifer rearing service revenues of $900 (87%) and $2,700 (100%) for the three- and nine- month periods, respectively, and was the result of increased utilization of the facilities this year as compared to the same periods in the prior year.

Agriculture pre-tax loss of $2,200 and $4,100 for the three and nine months ended March 31, 2002 represents an improvement of $1,200 (35%) and $3,900 (49%), respectively, as compared to the same periods in the prior year. The improvement to pre-tax results is substantially from the feed business which improved its results $1,100 (34%) and $4,200 (54%) for the three and nine months ended March 31, 2002, respectively, as compared to the same periods in the prior year. For both the three- and nine-month periods, expense reductions in manufacturing and selling costs were related to the Agriculture realignment effort where facility rationalization and operational efficiencies reduced these costs. For the three months ended March 31, 2002, efforts to reduce procurement and logistic costs contributed to improved gross margins as compared to the prior year. For the nine-month period, increased competitive pressures caused a reduction in gross margins over the same periods in the prior year. The remaining Agriculture businesses experienced a $100 improvement to pre-tax results in the three-month period and a $300 decline to pre-tax results in the nine-month period, respectively, as compared to the same periods in the prior year.

COUNTRY PRODUCTS GROUP
----------------------
Country Products Group (CPG) total sales and revenues of $47,400 and $137,400 for the three and nine months ended March 31, 2002 decreased $5,900 (11%) and $5,800 (4%), respectively, as compared to the same periods in the prior year. Sales in CPG ongoing operations increased $3,500 (8%) and $10,800 (9%) for the three- and nine-months ended March 31, 2002, respectively, as compared to the same periods in the prior year. An increase in sales in the continuing operations of the Produce Group of $700 (2%) and $4,900 (5%) for the three- and nine-month periods, respectively, resulted primarily from increased volume. The sunflower business also experienced an increase in sales of $1,900 (21%) and $4,900 (18%) for the three- and nine-month periods, respectively, as a result of strong promotion sales in the second quarter of this year on bird food products and an increase in human edible sunflower seeds as a result of increased demand for their use in snack foods and bakery products. Finally, sales for the agricultural technology operations of the Investment Group increased $700 (94%) and $1,600 (78%) for the three- and nine-month periods, respectively, substantially due to higher sales volume of Optigen(TM) 1200, a controlled-release nitrogen feed product. The overall decrease in sales for the three- and nine-month periods was the result of a decision made in the prior year to shut down or sell a number of business operations within the CPG portfolio of businesses, the most significant being a Texas produce operation. The exit of these businesses resulted in reduced sales and revenues of $9,400 and $16,600 for the three- and nine-month periods ended March 31, 2002, respectively, as compared to the same periods in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


COUNTRY PRODUCTS GROUP (CONTINUED)
---------------------------------
CPG pre-tax loss of $600 and $1,400 for the three and nine-months ended March 31, 2002 represents an improvement of $1,600 (73%) and $4,100 (75%), respectively, as compared to the same periods in the prior year. The combination of closed business locations and operations to be divested incurred losses of $200 and $1,800 in the three- and nine-month periods in the prior year compared to income for the same periods in the current year of $1,000 and $1,400, respectively. The ongoing Produce Group pre-tax results for the three- and nine-month periods ended March 31, 2002 were consistent with the same periods in the prior year. The sunflower business pre-tax loss decreased $100 (24%) and $1,300 (88%) for the three- and nine-month periods, respectively, as compared to the same periods in the prior year due to higher margins from the product mix sold this year. For the nine-month period, lower margins experienced in the first half of the prior year due to high product costs and increased production costs associated with the poor sunflower crop in that year also contributed to the improvement this year over the prior year. The remaining CPG businesses experienced a $300 improvement in pre-tax results in the three months and a $400 deterioration in pre-tax results for the nine months ended March 31, 2002, respectively, as compared to the same periods in the prior year.

ENERGY
------
Energy sales and revenues of $169,500 and $415,500 for the three and nine months ended March 31, 2002, decreased $77,900 (32%) and $170,300 (29%), respectively, as compared to the same periods in the prior year. Overall sales dollar decreases from liquid product volume were $38,100 (15%) and $96,900 (17%), respectively as compared to the same periods in the prior year. The volume decreases were primarily the result of warmer and milder weather conditions in our primary markets as compared to the same periods in the prior year. Total degree days (an industry standard measurement unit of temperature used in determining fuel requirements) for the three and nine months ended March 31, 2002, decreased 12% and 17%, respectively, as compared to the same periods in the prior year and resulted in lower sales in heating fuels and propane. The volume decline is also attributable to lower wholesale volumes in power fuels (gasoline and diesel). The mild winter in the Northeast this year and the generally weaker economic conditions as compared to the prior year have lowered the demand for power fuels. Finally, as a result of market conditions and a decrease in commodity prices this year as compared to the same periods in the prior year, Energy experienced sales dollar decreases relating to price in its liquid products of $39,600 (16%) and $73,500 (13%) for the three- and nine-month periods ended March 31, 2002, as compared to the same periods in the prior year.

Energy pre-tax earnings of $22,000 and $16,100 for the three and nine months ended March 31, 2002, decreased $400 (2%) and $12,400 (44%), respectively, as compared to the same periods in the prior year. In the three- and nine-month periods of the current year, overall gross margin dollars decreased $4,300 (6%) and $13,300 (8%), respectively, over the same periods in the prior year and were substantially driven by the decrease in sales noted above. Additionally, a decrease in pre-tax earnings for the nine months ended March 31, 2002, resulted from a $1,500 gain on sale of fixed assets in the second quarter of the prior year. These declines in pre-tax earnings were partially offset by a reduction in total operating expenses of $3,500 (7%) and $3,000 (2%) for the three and nine months ended March 31, 2002, respectively. These reductions in operating expenses resulted from lower payroll and contract hauling costs, the result of lower volumes.

DISCONTINUED OPERATIONS
-----------------------
See Note 4 to the condensed consolidated financial statements for details of discontinued operations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The cash flows generated from external borrowings and the operations of continuing and discontinued businesses are Agway's major sources of funds to finance capital improvements, business acquisitions, and shareholder dividends. The following is a summary of net cash flows for the six months ended:

                                                               March 31,      March 24,         Increase
                                                                 2002            2001          (DECREASE)
                                                             ------------    ------------     ------------
Net cash flows provided by (used in):
     Operating activities..................................  $     64,800    $     10,211     $     54,589
     Investing activities..................................         3,653           1,689            1,964
     Financing activities..................................       (68,453)        (31,041)         (37,412)
                                                             ------------    ------------     ------------
Net increase (decrease) in cash and equivalents............  $          0    $    (19,141)    $     19,141
                                                             ============    ============     ============

Cash Flows Provided By Operating Activities
Cash flows from operations of $64,800 for the nine months ended March 31, 2002 improved $54,600 over the same period in the prior year. This improvement is primarily related to reduced working capital needs. For the nine months ended March 31, 2002, changes in working capital generated cash flows of $40,300 as compared to using cash of $35,800 for the same period in the prior year. The generation of cash flows from working capital items was a result of declines in receivables and inventory, principally in Energy and Agriculture. This increase in operating cash flow from working capital changes was partially offset by an increased net loss which was $30,600 for the nine months ended March 31, 2002 as compared to a net loss of $4,400 in the same period in the prior year. Cash flows from the assets and liabilities of discontinued operations generated cash of $40,600 compared to generating cash flows of $32,600 for the same period in the prior year.

As discussed in Note 7 to the financial statements, the Company has obtained insurance coverage from Reliance Insurance Company (RIC) in various segments of its insurance programs since 1991. On October 3, 2001, the Commonwealth Court of Pennsylvania approved the petition of the Pennsylvania Insurance Commissioner for an Order of Liquidation for RIC. Presently, Agway has four pending claims with RIC (estimated at approximately $3,500) and may make more claims in the future under policies issued by RIC. While the impact, if any, of the liquidation of RIC on the Company cannot be predicted at this time, if RIC is unable to satisfy, or is delayed in satisfying, its obligations to the Company, such failure or delay in paying claims could negatively affect our liquidity.

Cash Flows Used in Investing Activities
The cash flows used in investing activities increased in the nine months ended March 31, 2002, by $2,000 as compared to the same period in the prior year. This increase was generated primarily from an increase in sales proceeds of property, plant and equipment totaling $4,400 for the nine months ended March 31, 2002, being partially offset by an increase of $1,700 of cash used in the purchase of property, plant and equipment.

Cash Flows Used in Financing Activities
The net cash provided from operating and investing activities noted above was used to reduce the financing obligations of the Company, principally a reduction in short-term notes payable and net redemptions of subordinated debentures. The following details the Company's current financing activities:

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
Cash Flows Used in Financing Activities (continued)

Notes Payable
Agway has available under its Senior Debt program (described below) a $150,000 short-term line of credit, up to $35,000 of which can be used for letters of credit. At March 31, 2002, letters of credit issued, primarily to back Agway insurance programs, totaled approximately $28,800. The carrying amounts of Agway's short-term borrowings approximate their fair value and were as follows:

                                                 March 31, 2002   June 30, 2001
                                                 --------------   -------------
Lines of credit...............................   $      10,725    $     61,342
                                                 ==============   =============
Weighted average interest rate................           5.87%           7.22%
                                                 ==============   =============

Agway Senior Debt
The Agway Senior Debt (as amended-see discussion below) is a syndicated three-year asset-based revolving line of credit for up to $150,000 pursuant to the terms of a credit agreement between Agway, certain of its subsidiaries and a syndicated group of lenders (the Credit Agreement). Interest rates are determined at the option of Agway, as either prime rate plus 2.5% or the London Interbank Offered Rate (LIBOR) plus 4%. In this asset-based line of credit, the amount available to Agway is the lesser of the "collateral borrowing base" or the $150,000 upper limit of the line of credit. The collateral borrowing base consists of certain of Agway's eligible accounts receivable and inventory (as defined under the Credit Agreement). Certain covenants and conditions of the Credit Agreement, as more fully discussed below, restrict the use of funds and reduce the practical availability of financing under the agreement by $25,000 to a maximum of $125,000.

The Credit Agreement dated March 28, 2001 has been amended four times in response to violations of financial covenants. In connection with those amendments, those violations were waived. The latest amendment modified the minimum level of EBITDA (defined below) and the minimum ratio of EBITDA to interest on senior debt for the twelve months ended March 31, 2002 and June 30, 2002. In addition to amending these financial covenants and waiving the violation of these covenants as of March 31, 2002, the amendment also reduced the range of required minimum balance of outstanding Agway securities, as defined in the agreement, by $15,000, to a range of $440,000 to $450,000 at various times throughout the year; reduced the maximum revolving line of credit from $175,000 to $150,000; and increased the interest rate on the line of credit 0.5%, to either prime plus 2.5% or LIBOR plus 4%. In exchange for this latest amendment, Agway agreed to pay the syndicated group of lenders amendment fees totaling $300.

As of March 31, 2002, the collateral borrowing base was $122,600, which adequately supported Agway's credit needs which totaled $39,500 as of that date. At this stage, in light of the recent announcement to divest certain businesses, the Company's future financing needs cannot be predicted with certainty. However, management believes that adequate collateral exists and will continue to exist to support amounts required under the Agway Senior Debt. It is expected that Agway's ongoing financial needs will be reassessed with the syndicated group of lenders when, and if, proceeds from sale of discontinued operations (see Note 4) are received. In addition, such a reassessment might also occur in the event the Company does not comply with its financial covenants in the Credit Agreement as currently in effect.

The Credit Agreement has a number of financial covenants which restrict our capital spending and require us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the Credit Agreement, and minimum ratios of EBITDA to fixed charges and interest on senior debt (see above for discussion of the violation of certain covenants as of March 31, 2002). The Credit Agreement also required a minimum outstanding balance of preferred stock, subordinated debt, and certain debt of a subsidiary. That minimum outstanding balance requirement ranges from $440,000 to $450,000 throughout the year. (This minimum amount of capital we must maintain is referred to as the Minimum Capital.) As of March 31, 2002, the Minimum Capital was $480,500.
                                       26

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

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
------------------------------------------
Cash Flows Used in Financing Activities (continued)

Agway Senior Debt (continued)
Other conditions of the Credit Agreement prevent us, in certain circumstances, from using funds we borrow under the Credit Agreement to pay interest or dividends on, or repurchase or repay principal of, our subordinated debt or preferred stock. To avoid these use restrictions, the Credit Agreement requires us to have a minimum excess borrowing capacity as defined in the agreement (collateral borrowing base in excess of outstanding amounts borrowed) of at least $20,000 if we are not in default under the Credit Agreement. If we are in default under the Credit Agreement, to avoid these use restrictions, the minimum excess borrowing capacity we must maintain (collateral borrowing base in excess of outstanding amounts borrowed) increases to $25,000. Further, if we are in default under the Credit Agreement, we are subject to these use restrictions if:

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

These conditions, if present, reduce the practical availability under the Agway Senior Debt from $150,000 to $125,000 or $25,000 less than the collateral borrowing base, whichever is lower. The Credit Agreement was designed in part to allow and enable us to continue our past practice of repurchasing, at face value, certain subordinated debt and preferred stock when presented for repurchase prior to maturity. However, as discussed below, we are under no obligation to repurchase subordinated debt prior to its maturity and preferred stock when so presented.

Agway Subordinated Debt
Agway registers with the Securities and Exchange Commission (SEC) to offer debentures and money market certificates to the public on a continuing basis. The debentures are unsecured and subordinated to all senior debt of Agway. The Agway subordinated debt bears interest payable semiannually on January 1 and July 1 of each year. The interest rates of Agway's money market certificates are at the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Agway's subordinated debt is not redeemable by the holder, though Agway historically repurchased at face value plus interest accrued at the stated rate, certain subordinated debt whenever presented for repurchase prior to maturity. However, we are under no obligation to repurchase subordinated debt prior to its maturity when so presented, and may stop or suspend this practice at any time or may be required to stop or suspend such practice if we do not continue to meet the conditions of the Credit Agreement, including those described above.

As disclosed by the Company on March 6, 2002 in its announcement regarding the discontinuation of certain of its businesses, we had temporarily stopped the sale of Agway subordinated debt until this report on Form 10-Q for the quarter ended March 31, 2002, and other restated financial information related to the announced transactions, was filed with the SEC.

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


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
------------------------------------------
Cash Flows Used in Financing Activities (continued)

Sources of Long-Term Financing
Sources of long-term financing include the following as of March 31, 2002:

SOURCE OF DEBT
--------------
Other long-term debt - due 2002 to 2018, interest at a weighted average rate of
   9.3% with a range of 6.54% to 10%............................................    $    1,873
Capital lease obligations with Telmark - due 2002 to 2022, interest with a range
   of 10.83% to 12.2%...........................................................        21,326
Subordinated money market certificates - due 10/02 to 10/17, interest at a
   weighted average rate of 8.23% with a range of 5.50% - 9.75%.................       438,707
Subordinated debentures - due 2003, interest at a weighted average rate of 7.92%
   with a range of 7.50% to 8.00%...............................................         3,743
                                                                                    -----------
     Total debt.................................................................    $  465,649
                                                                                    ===========

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

A sensitivity analysis has been prepared to estimate Agway's exposure to market risk of its commodity instrument positions as of March 31, 2002 and March 24, 2001. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities for which the commodity instruments are managing the price risk. As of March 31, 2002 and March 24, 2001, assuming a 10% hypothetical adverse change in the underlying commodity price, the potential decrease in fair value of our Energy business commodity instruments for both periods was $800. The potential loss in fair value of commodity instruments for Agriculture was immaterial for both periods.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                             (Thousands of Dollars)


ITEM 1.  LEGAL PROCEEDINGS
--------------------------
On May 5, 2000, approximately 90 North Dakota farmers (Jorgenson, et al. v. Agway Inc.) filed a Complaint against Agway Inc. in the U.S. District Court, District of North Dakota, Southeastern Division, alleging that they bought and planted a variety of confection sunflower seed during the spring of 1999 from Agway Inc. which was defective. The farmers allege that, as a result of the defective seed, they are entitled to monetary damages in the amount of approximately $2,900. In addition, upon referral from the U.S. District Court, the North Dakota Supreme Court ruled in May 2001 that the farmers may proceed with their claims against Agway under the North Dakota Consumer Fraud Act (Act). Possible remedies under the Act include treble damages and attorneys' fees. In October 2001, the U.S. District allowed the farmers to amend their Complaint to add approximately 18 additional farmers, a claim for fraud and a claim for punitive damages. Agway Inc. has reached a tentative settlement with the farmers to resolve all their claims.

ITEM 3.  DEFAULTS UPON SENIOR INDEBTEDNESS
------------------------------------------
As previously reported, based on Agway's June 30, 2001, financial results, Agway was in violation of certain financial covenants within its Credit Agreement. On September 14, 2001, the lenders agreed to waive these violations, and further agreed to amend the covenants. Effective January 31, 2002, lenders agreed to amend and waive (the Second Amendment and Waiver to Credit Agreement) certain of the financial covenants within the Credit Agreement for the twelve months ended December 31, 2001. As of December 31, 2001, after giving effect to this Credit Agreement amendment, the Company met the amended covenants and conditions under the Credit Agreement. As discussed in Note 2 of the condensed financial statements, Agway violated certain financial covenants on its Credit Agreement for the twelve months ended March 31, 2002. Effective April 3, 2002 and May 13, 2002, lenders agreed to amend and waive (the Third Amendment and Waiver to Credit Agreement and the Waiver under Credit Agreement) certain of the financial covenants within the Credit Agreement for the twelve months ended March 31, 2002. As of March 31, 2002, after giving effect to this Credit Agreement amendment, the Company has met the amended covenants and conditions under the Credit Agreement.

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

          ARTICLES OF INCORPORATION AND BY-LAWS

          3(a)  -  Restated Certificate  of  Incorporation  dated  November  24,
                   1975,   filed   by   reference   to   Exhibit   3(a) (4)  of
                   Registration Statement on Form S-1, File No. 2-57227, dated September 21, 1976.

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

          4(b)  -  The Indenture dated as of  September 1, 1985,  between  Agway
                   Inc. and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 8% per annum) due October 31, 2005, and Subordinated Money Market Certificates (Minimum 7.5% per annum) due October 31, 2005, filed by reference to
                   Exhibit 4 of the Registration Statement (Form S-2), File No. 2-99905, dated August 27, 1985.

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

     EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K (CONTINUED

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

          10(e)  -  First  Amendment  and  Waiver  to Credit  Agreement,  dated
                    September 14, 2001, filed by reference to Exhibit 10 (e) of Form 10-K as of June 30, 2001, dated September 14, 2001.

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

          10(k)  -  Second  Amendment  and  Waiver  to  Credit  Agreement, dated
                    January 31, 2002,filed by reference to Exhibit 10(k) of Form 10-Q as of December 31, 2001, dated February 4, 2002.

     (ii) The following exhibits are filed as a separate section of this report:

          ARTICLES OF INCORPORATION AND BY-LAWS
          3(d)   -  Agway Inc. By-laws,  as amended May 2, 2002, filed herewith.

          MATERIAL CONTRACTS
          10(l)  -  Third  Amendment  and  Waiver  to  Credit  Agreement,  dated
                    April  3,  2002,  filed  herewith.
          10(m) - Waiver to Credit Agreement, dated May 13, 2002, filed herewith.

(b)  Reports on Form 8-K
          Agway filed a report on Form 8-K during the three months ended March 31, 2002, as follows:

          On March 6, 2002, to announce the details of a comprehensive plan to refocus the Company on certain businesses and our intentions to exit four business operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       AGWAY INC.
                                       -----------------------------------------
                                                     (Registrant)







Date          MAY 15, 2002                       /S/ PETER J. O'NEILL
      ---------------------------      -----------------------------------------
                                                   Peter J. O'Neill
                                                Senior Vice President,
                                                  Finance & Control
                                           (Principal Financial Officer and
                                                Chief Accounting Officer)