Form 10-K
period 2002-06-30
AGWAY INC
filed 2002-09-30
CIK 2852

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
  X   ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----  ACT OF 1934
      For the fiscal year ended June 30, 2002
                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                    to
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

      STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF SEPTEMBER 27, 2002.

               Membership Common Stock, $25 Par Value - $2,411,200

      INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.
          CLASS                                OUTSTANDING AT SEPTEMBER 27, 2002
          -----                                ---------------------------------
   Membership Common Stock,
       $25 Par Value                                    96,448 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FORM 10-K ANNUAL REPORT - 2002
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                              CROSS REFERENCE SHEET

                                                                                                                Page
                                     PART I
Items 1 & 2.     Business and Properties
                     General...................................................................................   3
                     Agriculture...............................................................................   5
                     Country Products Group....................................................................   6
                     Energy....................................................................................   8
                     Other.....................................................................................   8
                     Discontinued Operations...................................................................   9
                         Leasing...............................................................................   9
                         Insurance.............................................................................   9
                         Agronomy..............................................................................  10
                         Sunflower.............................................................................  10
                         Retail................................................................................  10
                     Human Resources...........................................................................  11
                     Administrative............................................................................  11
                     Regulation................................................................................  11
                     Stockholder Membership and Control of Agway...............................................  11
                     Retained Earnings.........................................................................  12
                     Patronage Refunds.........................................................................  13
Item 3.          Legal Proceedings.............................................................................  14
Item 4.          Submission of Matters to a Vote of Security Holders...........................................  15

                                     PART II

Item 5.          Market for the Registrant's Common Equity and Related Stockholder Matters.....................  15
Item 6.          Selected Financial Data.......................................................................  15
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.........  16
Item 7a.         Quantitative and Qualitative Disclosures about Market Risk....................................  38
Item 8.          Financial Statements and Supplementary Data...................................................  39
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........  78

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant............................................  78
Item 11.         Executive Compensation........................................................................  82
Item 12.         Security Ownership of Certain Beneficial Owners and Management................................  86
Item 13.         Certain Relationships and Related Transactions................................................  86

                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................  87

                 Signatures....................................................................................  98

                 Certifications Under New Exchange Act Rules 13a-14 and 15d-14 of the Exchange Act of 1934..... 100

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Agway is including the following cautionary statement in this Form 10-K to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Agway. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, Agway cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Certain factors that could cause actual results to differ materially from those projected have been discussed herein and include the factors set forth below. Other factors that could cause actual results to differ materially include uncertainties of economic, competitive and market decisions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Agway. Where, in any forward- looking statement, Agway, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "intend" and "anticipate" and similar expressions identify forward-looking statements.

GENERAL

Agway Inc. was incorporated under the Delaware General Corporation Law in 1964 and is headquartered in De Witt, New York. Agway is an agricultural cooperative primarily engaged in providing agriculture-related products and services to its farmer-members and other customers, as described in more detail below. In this Form 10-K, unless otherwise indicated, the "Company," "Agway," "we," or "our" refer to Agway Inc. and its subsidiaries.

Agway Inc. and certain of its subsidiaries intend to file voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in order to allow it to continue running its businesses without interruption while it gains the time needed to reorganize its financial obligations and strengthen its balance sheet. The petitions for Agway Inc. and certain of its subsidiaries will include the following business units: Agway Feed and Nutrition, Agway Agronomy, Seedway, Feed Commodities International (FCI), Country Best Produce, CPG Nutrients, Agway CPG Technologies and Agway General Agency. These petitions are expected to be filed with the United States Bankruptcy Court for the Northern District of New York in Utica, New York, on October 1, 2002.

Four wholly owned Agway Inc. subsidiaries WILL NOT be included in the Chapter 11 filings: Agway Energy Products LLC, Agway Energy Services, Inc., Agway Energy Services-PA, Inc. and Telmark LLC.

Agway intends to develop a longer-term strategic plan of reorganization that will serve as a framework for Agway's emergence from the Chapter 11 process as a financially healthy, more competitive enterprise. As of June 30, 2002, Agway's total assets on a consolidated basis were $1,574,360 while its total liabilities on a consolidated basis were approximately $1,510,258. For more information, see the Liquidity and Capital Resources section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 2, Going Concern, in Item 8, Financial Statements and Supplemental Data.

Agway is an agricultural cooperative directly engaged within its continuing operations in manufacturing, processing, distribution, and marketing of agricultural feed products and services for its farmer-members and other customers, primarily in the northeastern United States and Ohio. In addition, Agway is involved in repacking and marketing fresh produce and is involved in new technologies to benefit agricultural and food businesses through its Country Products Group segment. Agway, through a wholly owned subsidiary, Agway Energy Products LLC, is also involved in the distribution of petroleum products and the installation and servicing of heating, ventilation, and air-conditioning equipment.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)


GENERAL (CONTINUED)

Operating as a cooperative, Agway is eligible to pay patronage refunds to its members and "contract patrons" from earnings on sales of patronage eligible products and services. See Patronage Refunds below. For income tax purposes, Agway is subject to corporate income tax at applicable tax rates on all taxable income remaining after deductions for patronage refunds, if paid.

Prior to July 1, 2001, Agway Financial Corporation (AFC), a Delaware corporation incorporated in 1986 with principal executive offices located in Wilmington, Delaware, was a wholly owned subsidiary of Agway. AFC's principal business activities consisted of securing financing through bank borrowings and public issuance of corporate debt instruments, principally in the form of Subordinated Debentures and Subordinated Money Market Certificates (collectively the "Debt Securities"), in order to provide funds for general corporate purposes to Agway, AFC's wholly owned subsidiary, Agway Holdings Inc. (AHI), and certain of AHI's subsidiaries.

Major holdings of AHI included Agway Energy Products LLC, Agway Energy Services Inc., and Agway Energy Services-PA, Inc. (Energy segment), Telmark LLC and its subsidiaries (Leasing segment), and Agway Insurance Company and Agway General Agency Inc. (Insurance segment) through June 30, 2001. In exemptive relief granted pursuant to a "no action letter" issued by the staff of the Securities and Exchange Commission (SEC), AFC did not file periodic reports with the SEC for itself but did historically report summarized financial information in Agway's financial statement footnotes. The Leasing and Insurance segments (now included in discontinued operations) have historically financed their activities through their own operations or with a combination of their own short- and long-term credit facilities. No funds borrowed by AFC were used to finance Leasing or Insurance nor is Telmark LLC's debt guaranteed by Agway.

Over time, we determined that Agway's complex corporate structure was no longer necessary due to changed circumstances related to Agway's financing, and effective July 1, 2001, we simplified the corporate structure by merging AFC and AHI into Agway Inc. As a result of those mergers, Agway Inc. assumed all the assets and liabilities of AFC (including the Debt Securities) and AHI and assumed the direct responsibility of securing financing, as described above. In connection with the assumption by Agway of the obligations under the Debt Securities, AFC, Agway and The Chase Manhattan Bank, a New York banking corporation (the Trustee), entered into a Supplemental Indenture dated as of July 1, 2001 which provides for the assumption by Agway of all rights, responsibilities and obligations of AFC under existing indentures and the Debt Securities to which they relate.

As a result of the foregoing transactions, all of AHI's direct subsidiaries became direct subsidiaries of Agway. In addition, also effective July 1, 2001, Agway, as the sole member of Milford Fertilizer Company LLC, a Delaware limited liability company (Milford), merged Milford with and into Agway Inc. As a result of this merger, Agway Inc. has assumed all of the assets and liabilities of Milford.

The above mergers did not result in a material change in the consolidated financial position or results of operations of Agway.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)

GENERAL (CONTINUED)

Prior to March 6, 2002, Agway reported its financial results in five primary segments: Agriculture, Country Products Group, Energy, Insurance, and Leasing. On March 6, 2002, the Company announced details of a comprehensive plan designed to refocus capital resources on four selected businesses: Animal Feed and Nutrition (the principal operation within the Agriculture segment), Energy Products (Energy segment), Produce, and Agricultural Technologies (operations within the Country Products Group segment). This plan also disclosed our intentions to divest four business operations: Telmark (the former Leasing segment), Agway Insurance Company (the principal operation within the former Insurance segment), and Agronomy and Seedway (formerly components of the Agriculture segment). After this plan was announced, as part of its ongoing strategic assessment, Agway began to explore strategic alternatives involving the sunflower business (Sunflower), an operation formerly included within the Country Products Group segment, and in June 2002, the Agway Board of Directors voted to pursue a sale of this business. As required by generally accepted accounting principles, the financial statements presented in this Form 10-K separately reflect the business operations planned for divestiture as discontinued operations for all periods reported. For further information on these discontinued operations, refer to Discontinued Operations below and in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and to Note 3 to the financial statements contained in Item 8. As a result of the foregoing, Agway now reports its financial results in three primarily segments: Agriculture, Country Products Group, and Energy. For more information regarding these segments, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

On August 28, 2002, Agway completed the sale of Agway Insurance Company to United Farm Family Mutual Insurance Company. On September 16, 2002, Agway completed the sale of its sunflower business to Cenex Harvest States Cooperatives. On September 27, 2002, Agway and GROWMARK announced that they had signed a definitive agreement regarding the sale of the Agronomy and Seedway businesses and related assets.

AGRICULTURE

FEED AND NUTRITION: The Feed and Nutrition Division operates 18 feed mills, principally in New York, Pennsylvania, and Vermont. These operations manufacture livestock and poultry feeds under Agway formulae. Products are sold primarily through an Agway sales force, which actively calls on farmer-customers and responds to customer inquiries. Agway believes that production capacity of animal feeds will be sufficient to meet market needs of the Feed and Nutrition Division. As of September 2002, as a result of a continued strategic assessment of the feed mills, the Company has signed a purchase and sale agreement for the sale of the Guilderland, New York, feed mill and expects to close in October 2002. In addition, as noted above, Agway and GROWMARK have signed a definitive agreement regarding the sale of the Agronomy and Seedway businesses and related assets to GROWMARK.

The Feed operations have built four farms, which, on a contract basis for farmers, custom raise heifers in an environment that is designed to result in those heifers testing free of specific pathogens (TSPF(TM) - tested-specific pathogen free) with the ultimate goal of increasing the productivity levels of such heifers. The facilities are in Elba, Easton, and Hopkinton, New York, and Newburg, Pennsylvania. As of September 2002, as a result of a continued strategic assessment of these farms, the Company has signed a purchase and sale agreement for the sale of the Easton, New York, farm and expects to close on the sale in October 2002.

RESEARCH AND DEVELOPMENT: The Feed and Nutrition Division conducts research pertinent to its markets. During the years ended June 2002, 2001 and 2000, net expenditures of $100, $200 and $2,400, respectively, were incurred by Agriculture on agricultural research activities. The fiscal 2000 expenditures were substantially the result of the initial development of the TSPF(TM) heifer-rearing process.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)

AGRICULTURE (CONTINUED)

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

AGRICULTURE REALIGNMENT: In the second quarter of fiscal year 2001, the Agway Board of Directors approved a plan (the Agriculture Plan) to realign the Agriculture segment of Agway's business with the continuing concentration of farming and our farmer-members in the northeastern United States. The realignment of the Agriculture segment into a Feed and Nutrition Division and an Agronomy Division has been completed. In addition, a total of 62 locations have been converted to dealers, sold, or closed and 397 employees at these locations have been paid severance. The 62 locations were comprised of 4 feed mills, 12 feed storage and mix locations, 39 agronomy facilities, and 7 farm stores. During the realignment process, gains experienced on the sale of properties have been recognized when realized, inventories have been reduced to their estimated net realizable values, and operating costs during the transition period are recognized when incurred (see Note 13 to the financial statements for summary of impact of this plan). As noted above, Agway and GROWMARK have signed a definitive agreement regarding the sale of the Agronomy and Seedway businesses, and related assests to GROWMARK.

COUNTRY PRODUCTS GROUP

Agway's Country Products Group (CPG) is engaged in the repacking and marketing of fresh produce and is involved in the development of new technologies to benefit agricultural and food businesses. Agway believes that all operations of CPG have sufficient capacity to meet their operating requirements.

The produce operations of CPG (generally marketed under the name Country Best) consist of a network of seventeen offices/facilities. Facilities in DeWitt, Elba, and Chittenango, NY; Winder, Georgia; and Plant City, Florida specialize in sizing and packing potatoes, onions and corn into consumer packages for sale to grocery store and food service outlets. A second facility in Plant City, Florida specializes in handling and selling fresh strawberries and other vegetables primarily from Florida. There are three farmers' market locations (Forest Park, Georgia; and Tampa and Plant City, Florida) that sell a wide variety of produce to food service distributors and grocery store outlets. Produce brokerage locations operate out of Calverton, New York, and Idaho Falls, Idaho, and market a wide variety of produce across the United States. The truck brokerage operation and the seed potato business were both shut down in May and June of 2002, respectively, due to a planned decision to exit these business lines. The full-line produce operation in Donna, Texas, was shut down in July 2001, due to unsatisfactory financial performance.

Country Products Group started several businesses involved in new technologies to benefit agricultural and food businesses as follows: CPG Nutrients, headquartered in DeWitt, New York, is exploring opportunities to apply new technologies within the agricultural industry and, where feasible and practical, to introduce those products and market them to national and international agricultural customers. A facility in Kittanning, Pennsylvania, produces an animal feed product, OptigenTM 1200, a controlled release nitrogen source that uses a technology originally developed by Planet Polymer, discussed below. Agway CPG Technologies International (CPG Technologies), headquartered in DeWitt, New York, invests in post-harvest technologies such as Fresh Seal(TM), a innovative product used for the preservation of fruits and vegetables. Fresh Seal(TM) also uses a technology originally developed by Planet Polymer.

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

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)

COUNTRY PRODUCTS GROUP (CONTINUED)

In November 1998, Planet granted Agway an exclusive worldwide license for all current and future products that utilize Planet's polymer coating technology for agricultural and food-related purposes (other than products already covered by existing agreements). In March 2000, Agway and Planet entered into sub-license agreements defining sales royalties due Planet with respect to Planet's patented/patent pending coatings and/or polymer systems sold for use in animal feed products and on fruits, vegetables, floral and nursery items. In November 2000, Agway purchased rights to the Planet patents that are used in animal feed products and on fruits, vegetables, floral, and nursery items. For these rights, Agway agreed to (1) pay $250 in cash, (2) continue the sales royalties due Planet as defined in the sub-license agreement existing prior to the purchase of these patent rights, and (3) sell back to Planet the exclusive worldwide license to all current and future products that utilize this polymer coating technology for uses other than agricultural and food-related purposes for $150.

CPG has recently disposed of its business operations involved in the processing, sale, and distribution of human edible sunflower seed and bird food and the manufacturing of bags. These operations were sold in transactions that closed subsequent to June 30, 2002. In addition, CPG has a minority interest in
Pro-Pet, a pet food manufacturer, which is under contract to be sold incrementally over time. LifeRight Foods, LLC, headquartered in Philadelphia, Pennsylvania, was a joint venture owned 45% by CPG and 45% and 10% by two independent entities. The purpose of LifeRight Foods was to develop and market branded, nutritionally enriched food products for the retail market. This was to be accomplished through the development or license of animal feed products which produce enhanced food products. In September 2002, the joint venture was dissolved. The intellectual property developed by the joint venture was assigned to the prior joint venture members in proportion to their prior ownership interests. Rights of members are governed by an intellectual property agreement.

RESEARCH AND DEVELOPMENT: During the years ended June 2002, 2001 and 2000, expenditures of $300, $300 and $500, respectively, were incurred by CPG on research and development activities.

COMPETITION: CPG's produce operation competes with a large number of firms of all sizes and types. The principal factors of competition in these operations are product quality, efficiencies in product distribution, concentration in selected markets, technology and current market pricing. CPG's operations do not occupy a major position in national markets.

CPG Nutrients has no direct competitors in the market for controlled-release nitrogen products in the animal feed area, so competition will come from indirect sources. CPG Nutrients competes on the basis of a new technology that, compared to existing technologies, improves product quality and performance. As new products are developed, competitive factors may change. CPG Technologies' competition comes from several types of coating companies and producers of similar products, some of which are much larger than CPG Technologies and have had a long history in the industry. Produce coatings of waxes, shellacs, anti-oxidants, modified atmosphere films, and new coating developments, as well as products such as controlled atmosphere containers, film liners, and wax boxes, all compete in the market for specialized coatings and films.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)

ENERGY

Agway Energy Products LLC (AEP), a wholly owned Delaware limited liability company, is a full-service energy solutions provider to residential, farm, and commercial customers principally in New York, Pennsylvania, New Jersey, and Vermont. AEP is engaged in the sale and delivery of fuel oil, kerosene, propane, gasoline and diesel fuel (both delivered direct to users and distributed through AEP's service stations), as well as the marketing of natural gas and electricity through Agway Energy Services, Inc. and Agway Energy Services-PA, Inc., wholly owned subsidiaries of AEP, where deregulation makes that possible. AEP serves the majority of its customer base by providing home comfort, particularly in the area of heating, ventilation, and air conditioning (HVAC) equipment and fuels to power these systems. AEP installs and services all types of whole-house warm and cool air systems (furnaces, boilers, air conditioners), air cleaners, humidifiers, de-humidifiers, hearth products, space heaters, room air conditioners, and water systems. Services such as duct cleaning, air balancing, and energy audits are also offered. A product emphasis on oil and propane heating fuels creates seasonal increases in sales and working capital requirements in the fall and winter months. All products are purchased from numerous suppliers or through open-market purchases.

During fiscal 2002, AEP owned and operated, within its geographic territory, 93 distribution and sales centers. AEP also distributes products through approximately 60 distributors and resellers. Agway believes that these facilities are sufficient to meet the current operating requirements of the business. In June 2000, AEP sold 6 of its 7 terminals to Buckeye Partners, L.P. (Buckeye) as part of AEP's strategy to focus on growing its retail energy marketing business. An agreement with Buckeye allows AEP to utilize these terminal facilities for storage as part of its distribution network. In May 2001, AEP sold its final terminal and no longer operates terminals.

COMPETITION: The fuel oil, propane, HVAC, and power fuel industries in which AEP competes are generally fragmented and consist of a large number of small businesses. Some consolidation in fuel oil, propane, and HVAC has created a number of larger competitors in these industries. Power fuel competition includes major oil companies as well as smaller, independent businesses. Also, several large, fully-integrated competitors have begun to offer a similar range of home comfort products and services. These competitors have evolved from utility companies in the face of deregulation and the corresponding threat to their traditionally captive customer base. In addition, unregulated subsidiaries of utilities make up the majority of the competition for the natural gas and electricity businesses.

OTHER

As discussed below in Discontinued Operations, Agway Insurance Company, the principal operation in Agway's Insurance segment, was sold on August 28, 2002. As a result, Agway General Agency Inc., formerly reported as part of the Insurance segment, is now reported in the Other segment, along with net corporate costs, pension income, intersegment elimination, and interest. Agway General Agency Inc. markets medical, long-term care, life and other products designed by non-affiliated companies for the agricultural marketplace. In addition, Agency provides administrative management services to Agway business units including claims, risk, facilities, data processing and payroll/benefits management.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)

DISCONTINUED OPERATIONS

In fiscal 2000, the Agway Board of Directors approved the sale or closure of Agway retail properties and the sale of the wholesale procurement and supply system which represented the Company's retail operations historically reported as a separate segment. On March 6, 2002, the Company announced details of a comprehensive plan that included our intentions to divest four business operations: Telmark (the former Leasing segment), Agway Insurance Company (the principal operation within the former Insurance segment), and Agronomy and Seedway (formerly components of the Agriculture segment). After this plan was announced, as part of its ongoing strategic assessment, Agway engaged an investment advisor to assist in the exploration of strategic alternatives involving the Sunflower business (an operation formerly included within the Country Products Group segment). In June 2002, after reviewing a number of written indications of interest, the Agway Board of Directors affirmed the Company's intention to have management actively pursue a sale of this business. As required by generally accepted accounting principles, the financial statements presented in this Form 10-K separately reflect these business operations planned for divestment, or actually divested, as discontinued operations for all periods reported. The following are descriptions of the business and properties of these discontinued operations:

LEASING: Telmark LLC (Telmark), a wholly owned Delaware limited liability company, and Telmark's consolidated subsidiaries (which comprise the former Leasing segment) finance equipment, buildings, and vehicles primarily to farmers and other customers in rural communities. Telmark employs a captive sales force as its primary distribution system in most of the continental United States. In addition, Telmark offers financing in those same markets through its Telmark Express program, which allows customers to do business directly with the Telmark home office on smaller- ticket leases. Telmark also transacts business in Canada through a separate subsidiary, Telease Financial Services, Ltd. (TFS). TFS is a Canadian corporation which enters into certain lease transactions with Canadian customers. Telmark is a direct, wholly owned subsidiary of Agway. However, on September 14, 2001, Agway pledged its membership interest in Telmark to General Electric Capital Corporation (GECC), as agent and lender, to provide additional collateral to secure Agway's obligations under its Credit Agreement with GECC and a syndicated group of lenders. In the event Agway defaults on its obligations under this Credit Agreement, Agway lenders could choose among the remedies available to them, including the right to foreclose on the Telmark membership interest pledged as security, which would result in a change in control of Telmark. In addition, as discussed above, Agway has announced its intention to pursue a sale of Telmark. Goldman, Sachs & Co. is assisting Agway in exploring strategic alternatives for this business.

As of June 30, 2002, Telmark had approximately $734,000 of net investment in leases outstanding with persons other than Agway and its subsidiaries, net of unearned interest and finance charges of approximately $260,400. Telmark finances its operations and lease portfolio growth through earnings and borrowings under its lines of credit, private placements of debt with institutional investors, lease securitizations, or sales of debentures to the public. As a result of Telmark issuing subordinated debentures to the public, it files its own periodic reports with the SEC pursuant to the Securities Exchange Act of 1934.

INSURANCE: Agway Insurance Company, the primary component of the former Insurance segment, is a New York property and casualty insurance company authorized to write insurance as specified in the New York Insurance Law, Sections 1113 and 4102(c). As of June 30, 2002, Agway Insurance wrote insurance in 10 eastern states and its headquarters were located in DeWitt, New York. Lines of insurance sold include farmowners, homeowners, farm commercial and personal auto liability and physical damage, and miscellaneous commercial policies that support the agricultural marketplace. On August 28, 2002, Agway announced the completion of the sale of Agway Insurance Company to United Farm Family Mutual Insurance Company.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)

DISCONTINUED OPERATIONS (CONTINUED)

AGRONOMY: The Agronomy Division operates 76 agronomic blending plants and storage facilities. These operations manufacture, process, and procure fertilizer and other crop-related products to be sold as direct shipments to farmer- customers, farmer-dealers, non-farmer customers, and wholesale accounts. The fertilizer operation in East Berlin, Pennsylvania manufactures yard and garden fertilizers sold to dealers and distributors on the East Coast. In East Liverpool, Ohio, we have fertilizer grading equipment which processes fertilizer we sell to other commercial customers. Agronomy purchases a large portion of its fertilizer from CF Industries, Inc., an agricultural cooperative of which Agway is a member and is eligible for patronage refunds. Agway has an investment in CF Industries totaling $25,260 at June 30, 2002.

Other crop-related products sold primarily for farm use include plant nutrients, lime, crop protectants, and various seed products. The Agronomy operation is seasonal in nature, with the majority of sales and demand on working capital generated at the beginning of a growing season (which in the Northeast is late winter and spring). Agronomy's seed operations (including Seedway) produce, import, and market, primarily for commercial use, agricultural, vegetable, and turf seeds through facilities located in Hall, New York, and Elizabethtown, Emmaus, Mifflinburg, and York, Pennsylvania. The Agronomy operation also has direct marketing operations involved in the processing, bulk storage, and retail and wholesale sales of seeds and bulk storage and wholesale sales of fertilizer products.

To date, progress has been made regarding our plans to divest the Agronomy business. On September 27, 2002, GROWMARK, Inc. and Agway announced that they had signed a definitive agreement to sell Agway's Agronomy and Seedway businesses and related assets to GROWMARK. Those assets include an investment in CF Industries and Allied Seed LLC.

SUNFLOWER: As of June 30, 2002, the sunflower business, an operation of the Country Products Group, operated two sunflower processing facilities in Grandin, North Dakota. The processing plants produce and market human edible sunflower seed, hulled millet, wild bird food and related products. These products are sold throughout the United States as well as internationally. On September 16, 2002, Agway completed the sale of its sunflower business to the Cenex Harvest States Cooperatives.

RETAIL: In fiscal 2000, the Agway Board of Directors approved plans to restructure the retail services business. The plans called for the sale or closure of the 227 Agway retail properties and the sale of the wholesale procurement and supply system. The sale of the wholesale procurement and supply system, when combined with the sale and closure of the Agway-owned or operated retail stores, constituted a plan to discontinue operations of the retail services business. For financial reporting purposes, the measurement date upon which this discontinued operation plan became effective was June 20, 2000. Operating results of the retail services business, including restructuring activity which took place through that date, are included in the operating loss from discontinued operations in the financial statements for the year ended June 2000. The anticipated gains and losses after June 20, 2000 from the future anticipated sale of the wholesale procurement and supply system, which was consummated on July 31, 2000, and the sale or closure of the remaining Agway-owned or operated retail store properties, as well as the results of their future operations through the anticipated dates of sale (as allowed under generally accepted accounting principles at that time), are included in the loss on disposal of the retail services business in the June 2000 statement of operations. No adjustments to the original estimated loss on disposal have been made. The Company continues to market remaining former retail store properties for sale.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)

HUMAN RESOURCES

As of June 30, 2002, Agway and its subsidiaries employed approximately 4,200 people, 600 of whom were part-time. This represents a decrease of 500 people from 4,700 employees as of June 30, 2001. The decrease is substantially due to the discontinuation of the former retail services business and to the Agriculture Plan realignment, the details of which are disclosed above. See
Agriculture - Realignment and Discontinued Operations above. There are approximately 106 employees represented by two different unions with five existing union contracts. We enjoy satisfactory relations with both our union and nonunion employees as a result of competitive wage and benefit programs.

ADMINISTRATIVE

Our principal administrative office is located at 333 Butternut Drive in DeWitt, New York. It occupies approximately 180,000 square feet under terms of a lease with 5 remaining years with two 10-year renewal options. Agway believes that the combination of its principal administrative office and other satellite business unit locations are sufficient for its operations.

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

Agway believes its business, as currently conducted, is not adversely affected by any of these laws and regulations. However, these laws and regulations are constantly changing and may impose greater requirements and expense on Agway and its subsidiaries in the future. Currently, Agway is negotiating with various government agencies concerning the clean up of hazardous waste sites. These sites are commonly known as Superfund sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA). See
Item 3, Legal Proceedings, for details of the current status of these sites.

STOCKHOLDER MEMBERSHIP AND CONTROL OF AGWAY

Agway members are farmers or cooperative organizations of farmers who hold one share of Agway's Membership Common Stock and who purchase farm supplies or farm services or market farm products through Agway or authorized dealers. Currently, Agway has approximately 68,000 members. Each share of Membership Common Stock is entitled to one vote for the election of directors and for other corporate actions.

The Membership Common Stock, $25 par value, is held only by active Agway members. Ownership of Membership Common Stock is different from ownership of common stock in typical business corporations because Agway is an agricultural cooperative. Membership Common Stock may only be purchased by persons who qualify as Agway members and is transferrable only with Agway's consent. Membership Common Stock indicates membership in Agway rather than indicating a significant equity interest in Agway. The equity interest of a holder of Membership Common Stock is limited to the $25 par value of the security, plus dividends declared and unpaid, if any, for the current year. Dividends are limited to 8% of the par value of Membership Common Stock and may be declared at the discretion of the Agway Board of Directors each fiscal year. The residual equity in the net assets of Agway is held for the benefit of past and present member-patrons of Agway.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)

STOCKHOLDER MEMBERSHIP AND CONTROL OF AGWAY (CONTINUED)

Agway also has preferred stock. Four different series of Cumulative Preferred Stock (Series A, Series B, Series B-1 and Series C), $100 par value, are held by Agway members, the Agway Inc. Employees' 40l(k) Thrift Investment Plan and the general public. In addition, non-cumulative Honorary Member Preferred Stock (Series HM), $25 par value, is held only by former Agway members (see Note 11 of the financial statements for further details of preferred stock). The equity interest of a holder of preferred stock is limited to the par value of such stock.

The Board of Directors (Board) controls the affairs and business of Agway. Agway directors are nominated out of three geographic Nomination Regions. Region Nominating Task Forces established in each region identify and recommend Member Director candidates to the Board Membership and Nominating Committee. All stockholder actions, except as otherwise provided by law, including the election of directors, are determined by the vote of Agway members present by proxy (another person authorized by the member to vote) or in person at the annual meeting (or special meetings) of members. There are presently 15 directors on the Board, 14 of whom are members and one of whom is the Chief Executive Officer
(CEO) of the Company. The Company's by-laws also permit up to two other directors who are not required to be members. There presently are no such other directors on the Board. Members elect directors each year at the annual meeting to fill new seats or vacancies resulting from the expiration of the terms of certain directors. Once elected, a director holds office for a term of 3 years.

In June 2002, the Board decided to reduce its size from 17 directors to 12, effective with the 2002 annual meeting. The Board will then consist of 11 directors, and will include only Agway members and the CEO of the Company.

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

(3)   All other income,  including earnings from non-agricultural  divisions and
      subsidiaries  of  Agway,   dividends  and  interest  from  non-cooperative
      investments.

The Retained Earnings of Agway will only be distributed to Agway members upon dissolution of Agway. According to the By-laws adopted by Agway, upon dissolution, the Retained Earnings will be distributed proportionately among Agway's past and present members in accordance with their interests, after all debts are paid in full and any amounts due to holders of preferred stock, revolving fund certificates, and common stock are paid. (Agway has no revolving fund certificates outstanding.)

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
(THOUSANDS OF DOLLARS)

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

Agway has not paid patronage refunds in any recent period and does not expect to pay any patronage refunds in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

Agway and its subsidiaries are not involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business except the following:

In June 2002, the State of New Jersey (NJ) notified Agway Inc. that NJ has reason to believe that Agway is a potentially responsible party (PRP) under the New Jersey Spill Compensation and Control Act at the Syncon Resins Superfund Site, Kearny Township, Hudson County, New Jersey. NJ has requested that Agway explore the possibility of amicably resolving its claim for reimbursement of remediation costs at the site which currently totals approximately $5,000. Agway understands that there are several other parties that could be involved in the resolution of this claim and has accrued its best estimate for any additional costs it may incur in connection with the site.

In June 2002, the State of New York (NY) filed a Complaint against Agway Inc. in the New York Supreme Court alleging that Agway Inc. engaged in the sale of pesticides not registered for sale in the State of New York on Long Island, New York. The Complaint demands injunctive relief and monetary penalties. Agway is investigating the allegations in the Complaint. In addition, Agway has contacted NY and is attempting to amicably resolve this matter. The Company believes the impact of the resolution of this lawsuit will not be material in relation to the consolidated financial position of the Company.

In May 2000, approximately 90 North Dakota farmers (Jorgenson, et al. v. Agway Inc.) filed a Complaint against Agway Inc. in the U.S. District Court, District of North Dakota, Southeastern Division, alleging that they bought and planted a variety of confection sunflower seed during the spring of 1999 from Agway Inc. which was defective. This matter was resolved to the mutual satisfaction of the parties during fiscal 2002.

In August 1995, the Environmental Protection Agency (EPA) notified Agway that the EPA has reason to believe that Agway is a PRP under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) at the Tri-Cities Barrel site, Port Crane, New York. In June 1997, the cooperating PRPs agreed upon an allocation of responsibility for past and future investigation and remediation costs. In March 2000, the EPA issued the Record of Decision
(ROD) for the Remedial Design/Remedial Action (RD/RA) for the site. The EPA requested that Agway and the other PRPs participate in the RD/RA. A group of cooperating PRPs, including Agway, negotiated a Consent Decree with the EPA to perform the RD/RA. The Consent Decree was approved by the U.S. District Court, Northern District of New York, in August 2001. Based on the agreed upon allocation and the cost estimates for the site, Agway has accrued its best estimate for any additional costs it may incur in connection with the site.

In August 1994 the EPA notified Motor Transportation Services, Inc. (MTS), a dissolved wholly owned subsidiary of AHI, that the EPA has reason to believe that MTS is a PRP under CERCLA at the Rosen Site, Cortland, New York. The EPA requested that MTS and other PRPs participate in the ongoing Remedial Investigation/Feasibility Study (RI/FS) for the Rosen Site. In March 1998, the EPA issued a unilateral administrative order to the PRPs, including Agway and MTS, for a removal action at the Rosen Site. Agway and MTS have notified the EPA that they will comply with the order by cooperating with the other PRPs to assure that the removal action is performed. In addition, Agway and MTS have offered to cooperate with the other PRPs in performing an RD/RA for the site in accordance with the ROD issued by the EPA and a Consent Decree was entered by the U.S. District Court, Northern District of New York, in May 1999. Agway currently has accrued its best estimate relative to the cost of any additional assessment, containment, removal or remediation actions regarding the property. However, it is reasonably possible that the results of ongoing and/or future environmental studies or other factors could alter this estimate and require the recording of additional liabilities. The extent or amount of such events cannot be estimated at this time. However, Agway believes that its past experience provides a reasonable basis for its estimates recorded for this matter.

In addition, as described in greater detail elsewhere in this report, Agway and certain of its subsidiaries intend to file voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. These petitions are expected to be filed with the United States Bankruptcy Court for the Northern District of New York in Utica, New York, on October 1, 2002. For more information, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8--Note 2, Going Concern.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders for the three months ended June 30, 2002.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS
(a)  Principal Market:
     There is no market for the equity securities of Agway. On June 14, 2002, Agway suspended its voluntary practice of repurchasing eligible outstanding Agway securities. As discussed in Agway's periodic reports and prospectuses relating to the sale of those securities, Agway was under no obligation to repurchase those securities, retained the right to stop or suspend the practice at any time, and could be required to stop or suspend this practice if the conditions of its primary credit agreement with a syndicated group of lenders were not satisfied.
(b)  Approximate Numbers of Holders of Common Stock:
     The number of holders of record of Agway's Common Stock, as of September 27, 2002, is 96,448, of which 28,439 shares have been called for those holders no longer meeting the membership eligibility requirements as identified in Section 2.1(a) in the By-Laws of Agway Inc.
(c)  Dividends Paid:
     An annual 6% dividend, or $1.50 per share, was paid on Agway's Common Stock in 2002 and 2001. Limitations on Ownership and Availability of Net Earnings to Membership Common Stockholders: Refer to Stockholder Membership and Control of Agway and Patronage Refunds under Items 1 and 2--Business and Properties.

ITEM 6.  SELECTED FINANCIAL DATA
The following Selected Financial Data of Agway and Consolidated Subsidiaries has been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, independent certified public accountants, whose report for the three years ended June 30, 2002 is included elsewhere in this Form 10-K, and should be read in conjunction with the full consolidated financial statements of Agway and notes thereto.

                                              (In Thousands of Dollars Except Per Share Amounts)
                               ------------------------------------------------------------------------------------
                                                               Years Ended
                               ------------------------------------------------------------------------------------
                                 June 2002         June 2001         June 2000        June 1999         June 1998
                               -------------     -------------    --------------    -------------    --------------
Net sales and revenues (1)...  $    899,934      $  1,134,712     $     982,353     $    770,104     $     853,413
Earnings (loss) from
    continuing operations (1)       (17,551)           (9,503)            5,050            6,376             5,879
Earnings (loss) from
    discontinued operations (2)     (80,696)            1,633           (14,427)          (4,580)            6,309
Net earnings (loss) (3)(4)...       (98,247)           (8,927)           (9,377)           1,795            41,145
Total assets (5).............     1,574,360         1,642,797         1,649,670        1,507,784         1,391,790
Total long-term debt (1).....        18,985            19,776             7,213            5,875             5,847
Total subordinated debt (1)..       425,366           449,338           437,476          448,670           428,190
Cash dividends per share
    of common stock .........          1.50              1.50              1.50             1.50              1.50

(1) The amounts reflect only the continuing operations of the Company.
(2) The data reflects after-tax operating results and loss on disposal of all discontinued operations of the Company. See Note 3 to the financial statements for details.
(3) Effective June 25, 2000, Agway changed its method of determining the value of derivative instruments under Statement of Financial Accounting Standards
    (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." A cumulative effect adjustment, net of tax of $1,057, decreased net earnings in 2001.
(4) Effective July 1, 1997, Agway changed its method of determining the market-related value of its plan assets under Statement of Financial Accounting Standards (SFAS) No. 87, "Accounting for Pensions." A cumulative effect adjustment, net of tax, of $28,956 increased net earnings in 1998.
(5) The data includes the assets from the business segments that are now reported as discontinued operations. See Note 3 to the financial statements for details.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

The following discussion refers to Agway Inc. and Consolidated Subsidiaries and should be read in conjunction with Item 6, Selected Financial Data and the Consolidated Financial Statements of Agway and Notes thereto in Item 8, specifically Financial Information Concerning Segment Reporting (Note 12) and Discontinued Operations (Note 3). The purpose of this discussion is to outline the most significant factors having an impact upon the results of operations, the liquidity, and the capital resources of the Company for each of the three fiscal years in the three-year period ended June 2002. Agway reports its continuing operations principally in three business segments: Agriculture, Country Products Group, and Energy. As noted above and further described in Item 8, Note 3 to the financial statements, on March 6, 2002, the Company announced its intentions to divest of four business operations: Telmark (formerly the Leasing segment), Agway Insurance Company (the principal operation within the former Insurance segment), and Agronomy and Seedway (formerly components of the Agriculture segment). Additionally, in June 2002, the Company committed to a plan to sell its Sunflower business (a former component of its Country Products Group segment). The consolidated results for all periods discussed reflect the Leasing, Insurance, Agronomy, Seedway, Sunflower, and Retail businesses as discontinued operations. As a result of the discontinued operations (exclusive of retail) being operational throughout fiscal 2002, management's discussion and analysis of these operations is included in this section of the report under the caption "Discontinued Operations." Subsequent to June 30, 2002, Agway Insurance Company and the Sunflower business were sold.

Agway's continuing operations net sales and revenues and operating results are significantly impacted by seasonal fluctuations due to the nature of its operations and the geographic location of its service area, which is primarily the northeastern United States. Energy generally realizes significantly higher net sales and revenues in the winter months due to the higher demand for its products from cold winter conditions. The Agriculture feed business and Country Products Group net sales and revenues and operating results are not materially impacted by seasonal fluctuations.

As discussed below, Agway and certain of its subsidiaries intend to file voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on October 1, 2002 in the United States Bankruptcy Court for the Northern District of New York. See Liquidity and Capital Resources below.

Amounts in the following narrative have been rounded to the nearest hundred thousand.

RESULTS OF OPERATIONS - 2002 COMPARED WITH 2001

CONSOLIDATED RESULTS

Consolidated net sales and revenues of $899,900 for 2002 decreased $234,800 (21%), compared to net sales and revenues of $1,134,700 in 2001. The overall decrease was the result of decreases in sales in each of our business segments, with the most significant decreases occurring in Energy, as more fully discussed below.

The consolidated net loss of $98,200 for 2002 is an increase in net loss of $89,300 (1003%) compared to a net loss of $8,900 in 2001. Agway's net loss of $98,200 for 2002 includes a $85,400 net loss on disposal of certain businesses, net operating earnings of $4,700 during the year on those businesses to be disposed of, and net operating losses of $17,600 for continuing operations. The $85,400 loss on disposal is a gross loss of $103,200, net of tax benefit of $17,800. The $103,200 gross loss consists of a $71,600 write-down to the estimated fair value of the businesses being sold, a $13,400 recognition of related benefit plan curtailment costs, and $18,200 of direct costs relating to the sales transactions. Of the $103,200 total loss estimate related to the asset and business sales, only the direct costs of $18,200 represent a future cash cost to the Company. The net gain from discontinued operations of $4,700 in 2002 is an improvement of $3,100 (194%) from the net gain from discontinued operations of $1,600 in 2001 and reflects improved operating results principally in Telmark and Sunflower, which is partially offset by an increased loss in Agronomy, as more fully discussed below. The net loss from continuing operations of $17,600 in 2002 represents an increased loss of $8,100 (85%) from a net loss from continuing operations of $9,500 in 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

CONSOLIDATED RESULTS (CONTINUED)

The $8,100 increase in net loss from continuing operations is made up of a $2,300 decrease in pre-tax losses offset by a $10,400 decrease in tax benefit. The decrease in pre-tax losses consists of operating improvements in Country Products Group ($9,500) and Agriculture ($7,600), offset by decreased pre-tax earnings in Energy ($9,600) and increased corporate expenses ($5,200). The increase in corporate expenses is primarily due to a $12,000 reduction in pension income associated with continuing operations, partially offset by a $7,300 reduction in postretirement benefit expense caused by several benefit plan amendments during 2002.

Consolidated operating expenses from continuing operations of $896,900 in 2002 decreased $241,700 (21%) compared to consolidated operating expenses of $1,138,600 in 2001. The decrease in operating expenses was substantially due to a number of closed business locations in the current year within the Country Products Group and Agriculture segments. Additionally, Energy operating expenses declined as a result of volume and price declines in this business.

Net interest expense from continuing operations of $21,000 increased $2,300 (12%) in 2002 as compared to $18,700 in 2001. The increase in net interest expense resulted from a decrease in interest income earned on customer account balances. Trade accounts receivable were significantly lower during 2002 as compared to 2001, particularly in Energy and Feed. As noted in Note 3 of the financial statements, interest expense from continuing operations is net of interest expense that has been allocated to the operating results of discontinued operations and totaled approximately $12,500 in 2002 and $11,000 in 2001. Net interest costs for all Agway operations (continuing and discontinued) totaled $37,100 in 2002 and $37,600 in 2001.

Other income, net from continuing operations of $1,100 decreased $2,300 (68%) in 2002 compared to other income, net, of $3,400 in 2001. The reduction in other income is primarily a reduction in the gain on the sale of properties and equipment during 2002 compared to the prior year.

Income tax expense from continuing operations of $700 in 2002 compared to a tax benefit of $9,700 in 2001 results in effective tax rates of 3.9% and (49.8%), respectively. As described in Note 8 to the financial statements, valuation allowance recorded on deferred tax assets has impacted the effective tax rate for 2002.

AGRICULTURE

Total Agriculture sales and revenues of $229,600 in 2002 decreased by $23,400 (9%) compared to sales and revenues of $253,000 in 2001, largely as a result of reduced feed sales. The feed business sales and revenues of $220,600 for the year ended June 30, 2002 decreased $17,500 (7%) compared to sales and revenues of $238,100 in 2001. The decline was substantially the result of reduced volumes in manufactured dairy and poultry feeds. The reduced dairy feed volume is directly attributable to the realignment of the Agriculture business started in December 2000, which was designed to realign the feed business with the concentration of farming and Agway member farmers in the northeastern United States. This alignment resulted in closed locations and the corresponding reduction in volumes in the current year compared to the prior year. The poultry feed decline resulted from a significant reduction in customer flock sizes compared to the prior year; that reduction in customer flock sizes was caused partly by poor economic conditions that affected certain of our poultry farmer customers. The average selling price of feeds remained relatively flat compared to the prior year. This is due in large part to commodity prices during 2002 being consistent with commodity prices during the prior year. Additionally, farm store sales decreased $9,700 (88%) in 2002 as a result of the closure of facilities in connection with planned business realignment noted above. The declines in Agriculture sales noted above were partially offset by TSPF(TM) heifer-rearing service revenues in 2002 of $7,700, which increased $3,800 (97%) compared to the prior year resulting from increased utilization of the facilities this year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

AGRICULTURE (CONTINUED)

Agriculture pre-tax loss of $6,500 in 2002 decreased $7,600 (54%) compared to a pre-tax loss of $14,100 in 2001. The $6,500 loss in 2002 includes a $1,100 impaired asset charge related to the pending sale of one of the TSPF(TM) heifer-rearing farms and $5,400 in loss from ongoing operations. The $14,100 loss in 2001 includes $1,600 in costs associated with the Agriculture Plan (as further described in Note 13 to the financial statements), $1,700 in asset impairment charges related to select business activities with inadequate projected future cash flows and $10,800 in losses from ongoing operations. The $5,400 improvement from ongoing operations in Agriculture is primarily in the Feed and Nutrition Division principally from expense reductions in manufacturing and selling costs related to the Agriculture realignment effort where facility rationalization and operational efficiencies reduced these costs. Increased competitive pressures caused a reduction in gross margins in the first half of 2002 compared to the prior year. This was partially offset in the second half of fiscal 2002 by efforts to reduce procurement and logistic costs which improved gross margins compared to the prior year.

COUNTRY PRODUCTS GROUP

Country Products Group (CPG) total sales and revenues of $140,100 in 2002 decreased $22,300 (14%) compared to sales and revenues of $162,400 in 2001. The overall decrease in total CPG sales for 2002 compared to 2001 was the result of a decision made in the prior year to shut down or sell a number of business operations within the CPG portfolio of businesses, the most significant being a Texas produce operation. The exit of these businesses reduced sales and revenues by $26,600 in 2002 compared to the prior year. Sales in CPG ongoing operations increased $4,300 (3%) for the year ended June 30, 2002, compared to the prior year. An increase in sales in the continuing operations of the fresh produce operations of $3,200 (2%) in 2002 compared to 2001 resulted primarily from increased sales prices of potatoes due to a shortage in supply during the year. Additionally, sales in CPG's agricultural technology operations increased $2,100 (68%) in 2002, substantially due to higher sales volume of Optigen(TM) 1200, a controlled-release nitrogen feed product.

CPG pre-tax loss of $3,700 in 2002 decreased $ 9,500 (72%) compared to the pre-tax loss of $13,200 in 2001. The ongoing fresh produce operations generated pre-tax earnings of $300 for the year ended June 30, 2002, compared to pre-tax earnings of $1,400 in the prior year, representing an overall decrease in pre-tax earnings of $1,700. Produce gross margins decreased due to a short supply of potatoes this year, which increased the commodity prices and lowered margins compared to the prior year. The combination of closed business locations and operations to be divested generated pre-tax income for the year ended June 30, 2002 of $1,300 compared to a pre-tax loss incurred of $9,700 in the prior year, representing an improvement in pre-tax earnings of $11,000. The remaining CPG businesses experienced a $200 (4%) improvement in pre-tax results for the year ended June 30, 2002, compared to the prior year.

ENERGY

Energy total sales and revenues of $534,000 in 2002 decreased by $189,900 (26%) compared to total sales and revenue of $723,900 in 2001. Overall sales dollar decreases from liquid product volume were $110,800 (15%). The volume decreases were primarily the result of warmer and milder weather conditions in our primary markets during the heating season (December-March) compared to the prior year. Total degree days (an industry standard measurement unit of temperature used in determining fuel requirements) for the year ended June 30, 2002, decreased 16%, compared to the prior year and resulted in lower sales of heating fuels and propane. The volume decline is also attributable to lower wholesale volumes in power fuels (gasoline and diesel). The mild winter in the Northeast this year and the generally weaker economic conditions compared to the prior year have lowered the demand for power fuels. Finally, as a result of market conditions and a decrease in commodity prices in 2002 compared to the prior year, Energy experienced sales dollar decreases relating to price in its liquid products of $79,100 (11%) in 2002, compared to the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

ENERGY (CONTINUED)

Energy pre-tax earnings of $10,500 in 2002 decreased $9,600 (48%) compared to pre-tax earnings of $20,100 in 2001. Overall gross margin dollars in 2002 decreased $12,100 (6%) over the prior year and were substantially driven by the decrease in sales noted above. Additionally, a decrease in pre-tax earnings for the year ended June 30, 2002, resulted from a $1,500 gain on sale of fixed assets in the prior year with no such gain in the current year. These declines in pre-tax earnings were partially offset by a $4,000 (2%) reduction in total operating expenses in 2002, compared to the prior year. These reductions in operating expenses resulted from lower payroll and contract hauling costs, which in turn resulted from the lower volumes noted above.

DISCONTINUED OPERATIONS

The following discussion represents the operational results of Agway's discontinued operations for fiscal 2002 compared to fiscal 2001. The loss on disposal of these businesses is not included in these discussions but is separately discussed under the heading "Loss on Disposal" below, as well as in
Note 3 to the financial statements included in Item 8.

                                                                                           Retail/
Year ended 6/30/02           Leasing       Insurance      Sunflower       Agronomy (1)    Other (2)       Total
------------------        -------------  -------------  --------------  ----------------  ----------  --------------
Total sales & revenue..   $     90,163   $     28,535   $     47,637    $    204,985      $ (1,608)   $   369,712
Pre-tax earnings (loss)
from operations.......    $     24,584   $        623   $      1,426    $     (7,049)     $(12,676)   $     6,908

Year ended 6/30/01
------------------
Total sales & revenue..   $     86,193   $     27,259   $     40,365    $    261,949      $ 25,490    $   441,256
Pre-tax earnings (loss)
from operations.......    $     21,242   $        809   $       (848)   $     (4,710)     $(10,970)   $     5,523

(1) Includes the Agronomy, Seedway, and Brubaker Consulting businesses formerly part of the Agriculture business segment.

(2) Estimated future operating losses of retail were reported in June 2000 when the retail business was discontinued. There has not been a change in that estimate, so there are no retail operating results in either 2002 or 2001. All sales reported in 2001 represent residual retail sales subsequent to its discontinuance. The column also includes the elimination of intercompany sales and revenues between the discontinued operations components and other pre-tax earnings (loss) impacts of the discontinued operations, principally interest allocated to the net investment in the discontinued operations.

LEASING (TELMARK)

Leasing total revenues of $90,200 in 2002 increased $4,000 (5%) compared to revenues of $86,200 in 2001. The increase in revenues is mostly due to an increase in average investment in leases and notes, compared to the prior year, partially offset by a lower average income rate on the outstanding portfolio. The average net investment in leases and notes of $736,000 for 2002 increased $44,800 (7%) compared to an average net investment in leases and notes of $691,200 in 2001.

Pre-tax earnings from operations of $24,600 for 2002 increased $3,300 (16%) compared to pre-tax earnings of $21,200 in 2001. The 2002 increase in pre-tax earnings was attributable to the increased revenues noted above and a $3,000 (8%) decrease in interest expense in 2002 compared to 2001. The decrease in interest expense is due to lower average interest rates on the outstanding debt compared to the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

DISCONTINUED OPERATIONS (CONTINUED)

LEASING (TELMARK)(CONTINUED)

These increases were partially offset by an increase in selling, general and administrative costs of $3,200 (17%) in 2002 compared to 2001. These increased expenses are the result of higher information services expenses due to costs associated with the implementation of a new lease accounting system, and additional personnel and incentive costs related to overall profitability, retention of business, and profitability of new business. In addition, the provision for credit losses of $10,000 in 2002 increased $500 (5%) compared to $9,500 in 2001. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions.

INSURANCE

Agway Insurance Company net revenues of $28,500 in 2002 increased $1,200 (4%) compared to $27,300 in 2001. Net earned premiums improved as sales initiatives created an increase in the number of policies in force and increased premiums per policy.

Pre-tax earnings of the Agway Insurance Company of $600 in 2002 decreased $200 (25%) compared to pre-tax earnings of $800 in 2001. The Insurance Company increase in net earned premiums noted above was offset by an increase in claims losses in 2002 compared to 2001, principally the result of a spring 2002 hail storm that resulted in numerous losses being incurred and an increase in selling, general and administrative activities related to the increase in sales volume.

SUNFLOWER (OPERATION OF THE COUNTRY PRODUCTS GROUP)

The Sunflower operation was previously a component of the Country Products Group segment. Total sales and revenue in 2002 of $47,600 increased $7,200 (18%) compared to total sales and revenues of $40,400 in 2001. The increase in sales was attributable to a $2,900 increase in bird food sales, which resulted from increased promotional efforts and new customers. Additionally, human edible food sales increased $4,500 in 2002 compared to the prior year primarily due to an increase in regular in-shell and kernel sales, as well as increased new bakery products sales.

Sunflower's pre-tax earnings of $1,400 in 2002 increased $2,200 compared to a pre-tax loss of $800 in 2001. This increase in pre-tax earnings in 2002 was substantially the result of improved margins. Product margins increased due to a shift in product mix and lower cost of products resulting from lower shrink (ie, unusable or damaged product) in the current year.

DISCONTINUED AGRICULTURE COMPONENTS

Agronomy, Seedway and Brubaker Consulting services were all previously reported as part of the Agriculture segment. Total sales and revenue of $205,000 in 2002 decreased $56,900 (22%) compared to total sales and revenues of $261,900 in 2001. The overall decrease resulted primarily from decreased sales in Agronomy in 2002 of $56,300 (28%) compared to the prior year. The decline in Agronomy sales resulted from continued industry-wide low commodity pricing of nitrogen products. Additionally, high rainfall in the northern portion of Agway's market territory during the spring 2002 planting season delayed and reduced plantings and the sale of agronomy products such as fertilizers, pesticides and lime. Finally, the overall decline in sales in 2002 is also attributable to closed locations from the Agriculture realignment plan as discussed in Items 1 and 2.

The discontinued operations component of Agriculture experienced a pre-tax loss of $7,000 in 2002, which increased $2,300 (49%) from pre-tax loss of $4,700 in 2001. The increase in pre-tax losses is primarily related to the reduced sales in Agronomy noted above and reduced margins on fertilizers, especially urea during the course of the current planting season.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

DISCONTINUED OPERATIONS (CONTINUED)

2002 LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS

As of June 30, 2002, an estimate of expected loss on sale of the various discontinued operations of the Company was reported. The gross loss totaled $103,200 and consisted of a $71,600 write-down to the estimated fair value of the businesses being sold, a $13,400 recognition of benefit plan curtailment costs, and $18,200 of direct cost relating to the sales transactions. Of the $103,200 total loss estimate related to asset and business sales, only the direct costs of $18,200 represent a future cash cost to the Company. There are other cash costs anticipated in the future related to the planned divestiture of assets and businesses which can only be recognized at the time that the costs are incurred or the transactions are finalized and closed. Examples of such costs can include operating losses to the date of disposal, severance and incentive payments to employees. Our current estimate of the future cash costs to be recognized in future periods for these costs is approximately $4,200. A further description of discontinued operations is included in Note 3 to the financial statements in Item 8.

RESULTS OF OPERATIONS - 2001 COMPARED WITH 2000

CONSOLIDATED RESULTS

Agway's net loss of $8,900 for 2001 reflects a decrease in net loss of $500 (5%) compared to a net loss of $9,400 in 2000. The net loss is reported separately between continuing and discontinued operations. The net loss from continuing operations of $9,500 in 2001 represents a decrease in earnings of $14,500 compared to net earnings from continuing operations of $5,000 in 2000. The net earnings from discontinued operations were $1,600 in 2001, as compared to a net loss of $14,400 in 2000. Finally, the cumulative effect of an accounting change resulted in a net loss of $1,100 in 2001.

The $14,500 decrease in earnings from continuing operations is made up of a $28,400 decrease in pre-tax earnings offset by a $13,900 decrease in tax expense. The decrease in pre-tax earnings consists of operating improvements in certain business operations of $11,900 (see business segment discussion below) that were offset by $12,200 in operating losses and costs associated with the realignment and/or shutdown and exit from certain business activities in our Agriculture ($3,300) and Country Products Group ($8,900) segments. Gains in fiscal 2000 of $17,900 from the sale of 6 Energy pipeline terminal storage facilities ($12,900) and a negotiated settlement of prior years' cost ($5,000) in Agriculture's operations were unique to that year and were not repeated in 2001. Finally, corporate costs increased $10,200, substantially due to higher interest costs from higher average debt balances combined with a slightly higher average interest rate during 2001 as compared to 2000. Additionally, a decline in the amount of pension income recognized in continuing operations occurred during 2001 due to the transition asset being fully amortized during 2000.

Consolidated net sales and revenues from continuing operations of $1,134,700 increased $152,300 (16%) compared to consolidated net sales and revenues of $982,400 in 2000. The increase was substantially the result of increased sales in the Energy segment. The increase in Energy was principally due to increases in the cost of petroleum products over the prior year combined with an increase in volume. Sales also increased in 2001 from increased sales from Energy's heating, ventilation and air-conditioning (HVAC) installation and service sales and growth in electric and natural gas marketing sales; an increase in CPG's continuing produce operations; and an increase in Agriculture's heifer rearing services. These improvements were partially offset by sales declines in Agriculture's Feed operations, substantially due to the result of the planned exiting from the direct marketing of grains.

Consolidated operating expenses from continuing operations of $1,138,600 in 2001 increased $153,800 (16%) compared to consolidated operating expenses of $984,800 in 2000. The increase in operating expense was substantially due to increased cost of products and plant operations of $142,300 (16%), the increase in
Energy's product costs noted above, and increased selling, general and administrative activities of $11,500 (16%), principally in CPG and Corporate in each case compared to the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

CONSOLIDATED RESULTS (CONTINUED)

Net interest expense from continuing operations of $18,700 increased $6,000 (23%) in 2001 compared to net interest expense of $12,700 in 2000. Average borrowing levels were higher in 2001 compared to 2000, the average interest rate increased slightly, and debt fees were higher in 2001 compared to 2000, which drove the increase in interest expense. As noted in Note 3 of the financial statements, interest expense from continuing operations is net of interest expense that has been allocated to the operating results of discontinued operations and totaled approximately $11,000 in 2001 and $10,700 in 2000. Net interest costs for all Agway operations (continuing and discontinued) totaled $37,600 in 2001 and $30,600 in 2000.

Other income, net, from continuing operations of $3,400 decreased $20,900 (86%) in 2001 compared to other income, net, of $24,300 in 2000. Total impairment losses recorded in 2001 totaled $4,400 compared to $0 in 2000. Additionally, other income in 2000 included a $12,900 gain from the sale of six Energy pipeline terminal storage facilities and $5,000 from a negotiated settlement in Agriculture of amounts due the Company on claims from prior years' business activity, which were unique to that year and were not repeated in 2001.

Income tax benefit from continuing operations of $9,700 in 2001 compared to a tax expense of $4,200 in 2000 results in effective tax rates of (49.8%) and 45.5%, respectively. Effective July 1, 2001, Agway simplified its corporate structure by merging AFC, AHI, and Milford Fertilizer Company LLC into Agway Inc. The change in net deferred tax liabilities reflects the expected future tax rate from this structure. Additionally, adjustment to prior years' tax liabilities and a valuation allowance had an impact on the effective rate.

AGRICULTURE

Total Agriculture sales and revenue of $253,000 in 2001 decreased $4,400 (2%) compared to sales and revenues of $257,400 in 2000. The overall decrease in sales in 2001 was from a $4,000 decrease in sales in the feed business, which included a $4,800 (100%) decrease in the direct marketing of grains, and a $2,700 (12%) decrease in sales in the Agriculture farm stores. The decreases in sales were partially offset by a $2,700 (212%) increase in sales in the tested specific-pathogen free (TSPF) heifer-rearing services. The TSPF heifer-rearing service sales increased due to the continued growth of utilization of the heifer-rearing facilities during 2001. The decline in the direct marketing of grains in 2001 compared to 2000 was the result of the planned exiting from the direct marketing of grains during the second half of 2000. The Feed operations experienced growth in sales in the bagged feed and ongoing feed mill operations as a result of a refocused marketing and sales strategies. These increases to feed sales were offset by a loss in feed sales as a result of the actual or impending closure of several feed locations as part of the Agriculture Plan realignment.

Agriculture pre-tax loss of $14,100 in 2001 increased $6,900 (95%) compared to a $7,200 pre-tax loss in 2000. The $14,100 loss in 2001 includes $1,600 in costs associated with the Agriculture Plan (as further described in Note 13 to the financial statements), $1,700 in asset impairment charges related to select business activities with inadequate projected future cash flows, and $10,800 in losses from ongoing operations.

The $7,200 loss in 2000 included a $5,000 gain from a negotiated settlement (with no corresponding gain included in the 2001 results), a $1,900 cost from the final exiting of the grain marketing business, and $10,300 in losses from ongoing operations. The losses from ongoing operations increased slightly from $10,300 in 2000 to $10,800 in 2001.

COUNTRY PRODUCTS GROUP

Country Products Group (CPG) total sales and revenue of $162,400 in 2001 increased $3,000 (2%) compared to total sales and revenues of $159,400 in 2000. The continuing produce operations sales increased $2,800 (2%) in 2001 compared to 2000 due to increased volumes in various product lines and sales to new customers. Other operating units of CPG increased sales by $1,800 (100%) in 2001 compared to 2000 primarily from the commercial sale of Optigen(TM) 1200, a controlled-release nitrogen feed product, which was not available until the second quarter of 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

COUNTRY PRODUCTS GROUP (CONTINUED)

The sales increases noted above were partially offset by a net $1,600 (4%) decrease in sales from the sale or shutdown of certain CPG operations. The sales decrease due to sold or shutdown operations resulted from the sale of a pastry flour mill in the fourth quarter of 2000, which decreased sales in 2001 by $4,800, and the shutdown of a number of other smaller operations reduced sales $1,000 (23%) in 2001 compared to 2000. These decreases in sales were partially offset by a $4,200 (21%) increase in sales at the Texas produce operations, which was shut down shortly after the fiscal 2001 year-end. Total CPG sales that related to operations that have been sold or exited totaled $33,700 (or 21% of total segment sales) in 2001 and $35,300 (or 22% of total segment sales ) in 2000.

CPG pre-tax loss of $13,200 in 2001 is a $10,200 (340%) increase in pre-tax loss compared to a pre-tax loss of $3,000 in 2000. The increased loss is primarily due to operating losses from discontinued businesses, costs of business shutdowns, and loss of earnings from sold businesses, which , when combined, increased pre-tax loss by $8,900 in 2001 as compared to 2000. The largest components of this impact were from the operating losses and costs of business shutdown, including asset impairment, relating to the Texas produce operation and the bean operation in 2001. In contrast, CPG had operating revenues and a gain on the sale of the flour mill in 2000. CPG's continuing operations experienced an increased loss of $1,300 (128%) in 2001 compared to 2000. Overall administrative costs have increased principally from increased interest costs.

ENERGY

Energy total sales and revenue of $723,900 in 2001 increased $147,900 (26%) compared to total sales and revenue of $576,000 in 2000. The overall sales dollar increase was primarily due to volume and price increases related to liquid products. Sales dollar increases attributable to increase in liquid product volume were $11,200 during 2001 (a 2% increase over 2000), while overall sales dollar increases attributable to price increases in liquid products were $114,100 for 2001 (a 19% increase over 2000). Volume increases of $21,000 (8%) were experienced in the retail and wholesale sales of heating oil and propane, which are a result of colder winter weather in the Northeast in 2001 as compared to 2000. These volume increases were partially offset by a $9,800 (4%) decrease in volume of power fuels, principally gasoline, in 2001 as compared to 2000. A combination of increased price competition at our gas stations and lower contracted commercial gasoline sales caused the volume declines.

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

Energy pre-tax earnings of $20,100 in 2001 decreased $1,900 (9%) compared to pre-tax earnings of $22,000 in 2000. The pre-tax earnings in 2001 include
$16,500 from operating results and $3,600 of other revenues, while pre-tax earnings in 2000 included $4,800 from operating results and $17,200 from other revenue. The improvement in operating results includes a $17,400 (10%) increase in gross margin, offset by a $5,500 (3%) increase in operating expense. The gross margins were driven by product volume increases and improved margins. The operating expense increases are a result of distribution costs from the increased volume of delivered products and an increase in 2001 in management and employee incentives from the improved operating results in 2001 as compared to 2000. Finally, other revenue decreased $13,600 in 2001 as compared to 2000 substantially because Energy recognized a gain of $12,900 on sale of six pipeline terminal storage facilities in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

DISCONTINUED OPERATIONS

The  following   discussion   represents  the  operational  results  of  Agway's
discontinued operations for fiscal 2001 compared to 2000.

                                                                                            Retail/
Year ended 6/30/01            Leasing       Insurance      Sunflower       Agronomy (1)    Other (2)        Total
------------------         -------------  -------------  --------------  ----------------  -----------   --------------
Total sales & revenue..     $     86,193   $     27,259   $     40,365    $     261,949     $   25,490    $     441,256
Pre-tax earnings (loss)
from operations........     $     21,242   $        809   $       (848)   $      (4,710)    $  (10,970)   $       5,523

Year ended 6/30/00
------------------
Total sales & revenue..     $     76,786   $     26,324   $     42,585    $     238,285     $  214,206    $     598,186
Pre-tax earnings (loss)
from operations........     $     20,059   $        614   $        140    $      (6,316)    $  (31,207)   $     (16,710)

(1) Includes the Agronomy, Seedway, and Brubaker Consulting businesses formerly part of the Agriculture business segment.

(2) Estimated future operating losses of retail were reported in June 2000 when the retail business was discontinued. There has not been a change in that estimate, so there are no retail operating results in 2001. All sales in this column were generated from the retail business. The column also includes the elimination of intercompany sales and revenues between the discontinued operations components and other pre-tax impacts of the discontinued operations, principally interest allocated to the net investment in the discontinued operations.

LEASING (TELMARK)

Leasing total revenues of $86,200 in 2001 increased $9,400 (12%) compared to revenues of $76,800 in 2000. The increase is primarily due to a higher average investment in leases and notes, which was partially offset by a lower income rate on new and replacement leases and notes. Telmark's average net investment in leases and notes increased $76,800 (13%) in 2001 compared to 2000.

Pre-tax earnings from operations of $21,200 for 2001 increased $1,100 (6%) compared to pre-tax earnings of $20,100 in 2000. The increase in pre-tax earnings is due primarily to the total revenue increases noted above, which were partially offset by an increase in total expenses of $8,200 (14%) in 2001 compared to 2000. The increase in total expenses was substantially due to a $5,400 (17%) increase in interest expense, a $1,600 (20%) increase in provision for credit losses, and a $1,200 (7%) increase in selling, general and administrative (SGA) expenses. The increase in interest expense is due to a $71,300 (15%) increase in the average amount of debt required to finance the increase in the lease portfolio, combined with higher interest rates on new and replacement debt, compared to the prior year. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions. The increase in provision for credit losses from $7,900 to $9,500 is based on an analysis of the allowance required to provide for uncollectible receivables, and the allowance has been established at a level management believes is sufficient to cover estimated losses in the portfolio. At June 2001, the allowance for credit losses was $35,500 compared to $32,500 at June 2000.

During 2001 and 2000, the total value of non-earning accounts increased from $6,000 in 2000 to $6,400 in 2001 and as a percentage of lease portfolio remained at 0.9% for both years. The increase in SGA expense is principally due to additional personnel and incentive costs, paid to certain employees relating to overall profitability, retention of business, and profitability of new business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

DISCONTINUED OPERATIONS (CONTINUED)

AGWAY INSURANCE COMPANY

Agway Insurance Company net revenues of $27,300 in 2001 increased $900 (3%) compared to net revenues of $26,300 in 2000. The increase was in net earned premiums as sales initiatives caused the increase in net premiums in 2001 over 2000.

The Agway Insurance Company experienced pre-tax earnings of $800 in 2001, which increased $200 (33%) compared to pre-tax earnings of $600 in 2000. The Insurance Company increase in net earned premiums noted above and an increase in non-operating revenues were partially offset by an increase of $1,300 in claims losses during 2001 compared to 2000 as a result of numerous claims from the heavy winter snows in the Northeast and an above average number of farm fires reported during 2001.

SUNFLOWER (OPERATION OF COUNTRY PRODUCTS GROUP)

The Sunflower operation was previously a component of the Country Products Group. Total sales and revenue of $40,400 decreased $2,200 (5%) compared to sales and revenues of $42,600 in 2000. The decline in sunflower seed sales is a result of a poor sunflower seed crop that adversely impacted the sunflower seed product sales during the first quarter of 2001 and for the remainder of 2001 is a result of a combination of lower product demand, low commodity pricing, and lost sales due to international pricing competition.

Sunflower's pre-tax loss of $800 increased $900 compared to pre-tax earnings of $100 in 2000.The increased loss was driven by lower margins as a result of a combination of higher product cost from the prior year carryover crop and lower product demand, excess industry capacity, and international competition, as noted above, which has suppressed margins.

DISCONTINUED AGRICULTURE COMPONENTS

Agronomy, Seedway, and Brubaker Consulting Services were all previously reported as part of the Agriculture segment. Total sales of these discontinued operations of $261,900 in 2001 increased $23,600 (10%) compared to total sales of $238,300 in 2000. The $220,200 increase is primarily attributable to $18,200 increased sales and revenue in the Agronomy business to $220,200 in 2001 compared to $211,900 in 2000. The sales increase in the Agronomy operations was partly related to the weather-related delay in the spring 2000 plantings. The delay resulted in the sale of agronomy products such as fertilizer, crop protectants, and lime (which normally would have occurred in the fourth quarter of 2000) occurring in the first quarter of 2001. Additionally, the Agronomy sales increase in 2001 was due in part to an increase in pricing of certain products, such as liquid nitrogen and urea, where the underlying product costs increased in 2001.These factors increased the sales price of these products.

Agriculture's discontinued components incurred a pre-tax loss of $4,700 in 2001, a decrease of $1,600 (25%) compared to the $6,300 pre-tax loss in 2000. The reduction in losses in 2001 is substantially due to improved Agronomy results of $4,100, principally from improved planting conditions in the spring of 2001 compared to 2000 combined with the weather related delay in the spring 2000 plantings noted above. These improvements were partially offset by a pre-tax loss in Seedway of $1,000 for June 30, 2001, compared to pre-tax earnings of $100 in the prior year.

As disclosed in the Business and Properties section (Items 1 and 2), Agway discontinued the operation of our retail services business in 2000. As of June 2000, Agway reflected in its financial results both the loss from operations during 2000 as well as an estimate of the net loss on the ultimate disposal of the retail services business. During fiscal 2000 and 2001, as reflected in Note 3 of the financial statements, we executed our plans to discontinue the retail services business and no adjustment to the estimated net loss on disposal established as of the June 20, 2000 measurement date was required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As discussed in more detail below, due to the Company's projected level of cash from operations and the status of its previously announced plan to divest certain of its businesses, the Company determined that it would have difficulty in satisfying its anticipated short-term and long-term liquidity needs. To address this issue, the Company has generally reached agreement of terms of a Debtor-in-Possession financing with its current lender group and intends to file for an order of protection under Chapter 11 of the United States Bankruptcy Code on October 1, 2002. The objective of the anticipated Chapter 11 proceeding is to allow the Company to continue operating its businesses without interruption while it reorganizes its businesses and financial obligations. The Debtor-in-Possession financing, which will be subject to the approval of the bankruptcy court, is intended to replace the Company's existing Senior Debt. The factors that resulted in this decision by the Company and the anticipated impact of the Chapter 11 proceeding are discussed under Anticipated Chapter 11 Proceeding; Debtor-in-Possession Financing below.

During the year ended June 2002, cash flow from current period operations, from reduced working capital needs, and from sale of assets decreased bank borrowings by $27,458, decreased subordinated debentures outstanding by $23,972, reduced capital lease obligations by $5,108, redeemed preferred stock totaling $5,578, and paid dividends of $2,874. These significant reductions in cash obligations during 2002 were possible despite the net loss reported for the Company. The 2002 net loss includes significant valuation allowances for businesses held for sale and other assets that do not represent current or future cash costs to the Company. During the years ended June 2001 and 2000, cash generated from sale of discontinued operations, from sale of assets, and from external borrowings was Agway's major source of funds to finance increased working capital needs, capital improvements, redemption of stock, and shareholder dividends.

                                                                     June 2002        June 2001         June 2000
                                                                  --------------    -------------    --------------
Net cash flows from (used in):
      Continuing operating activities...........................  $      62,720     $    (13,431)    $     (55,034)
      Discontinued operating activities.........................          2,522           31,926            33,655
      Investing activities of continuing operations.............           (252)          (2,255)           (2,874)
      Financing activities of continuing operations.............        (64,990)         (35,381)           43,394
                                                                  --------------    --------------   --------------
Net increase (decrease) in cash and equivalents.................  $           0     $    (19,141)    $      19,141
                                                                  ==============    ==============   ==============

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES

Cash flows from continuing operations generated cash flow in 2002 of $62,700 but required the use of cash of $13,400 and $55,000 in 2001 and 2000, respectively. The fluctuations in continuing operations cash flows are substantially the result of fluctuations in the cash required to fund working capital. Due to the commodity nature of our Energy and Agriculture businesses, inventory and receivables are significantly impacted by changes in commodity costs. Additionally, volume swings in our Energy business resulting from weather conditions also impact working capital requirements.

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS

Capital expenditures and business acquisitions required cash of $7,800, $16,100 and $23,900 for 2002, 2001 and 2000, respectively. Cash flow used in investing was partially funded by cash generated from investing activities, principally the proceeds from the disposal of businesses and/or property and equipment, which amounted to a total of $7,500, $12,900 and $20,900 in 2002, 2001 and 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS

The net cash from operating activities in 2002 noted above was used to reduce the financing obligations of the Company, principally a reduction in short-term notes payable and net redemptions of subordinated debentures. Cash generated by the sale of assets, net of liabilities and operating results of the discontinued retail business, was approximately $28,900 in 2001 and $41,000 in 2000. In 2001, cash generated from retail net asset sales, plus the $19,100 reduction in cash balance and net borrowing in subordinated debt, provided the cash to support the increase in working capital and reduction in short-term notes payable. In 2000, the cash generated from retail net asset sales and borrowings under short-term notes payable funded the increase in cash and working capital as well as the net reduction in outstanding subordinated debt. The following details the Company's current financing activities:

Agway Senior Debt
As of June  30,  2002,  Agway  had  available  under  its  Senior  Debt  program
(described below) a $150,000 short-term line of credit, up to $35,000 of which can be used for letters of credit. This line was decreased to $125,000 after June 30, 2002, as further discussed below, and is subject to further limitations based on the "collateral borrowing base." Also as discussed below, it is expected that the Senior Debt will be replaced by the Debtor - in - Possession financing. See Anticipated Chapter 11 proceeding; Debtor - in - Possession Financing below. At June 30, 2002, letters of credit issued, primarily to back Agway insurance programs, totaled approximately $23,800. At June 30, 2002, Agway's short-term borrowings from this line of credit were $34,180.

The Agway Senior Debt, as in effect at June 30, 2002, is a syndicated three-year asset-based revolving line of credit for up to $150,000 pursuant to the terms of a credit agreement dated March 28, 2001 (as amended) between Agway, certain of its subsidiaries and a syndicated group of lenders (the Credit Agreement). That line of credit is collateralized by a variety of our assets, including the outstanding limited liability Company membership interest of Telmark. Interest rates are determined, at the option of Agway, as either prime rate plus 2.5% or the London Interbank Offered Rate (LIBOR) plus 4%. As of June 30, 2002, the amount available to Agway under this asset-based line of credit is the lesser of the "collateral borrowing base" or the $150,000 upper limit of the line of credit. The collateral borrowing base consists of certain of Agway's eligible accounts receivable and inventory (as defined under the Credit Agreement). Certain covenants and conditions of the Credit Agreement, as more fully discussed below, restrict the use of funds and reduce the practical availability of financing under the agreement as of June 30, 2002, by $25,000 to a maximum of $125,000 or, if lower, to $25,000 less than the collateral borrowing base. As of June 30, 2002, the collateral borrowing base was $115,200, which adequately supported Agway's credit needs which totaled $58,100 as of that date.

Subsequent to June 30, 2002, we sold Agway Insurance Company and the Sunflower division of our CPG segment for combined gross proceeds of approximately $42,500. The Credit Agreement was amended (fourth and fifth amendments, respectively) in connection with the release of collateral to permit those sales. The combined effect of these amendments was to reduce the commitment level from $150,000 to $125,000 and to require a $25,000 minimum excess availability of collateral, which effectively reduced the facility to the lower of $100,000 or $25,000 less than the available collateral borrowing base. We anticipate that this availability is adequate for our immediate operating needs. However, as discussed below, we expect to replace the Senior Debt with Debtor-in-Possession financing.

The Credit Agreement has a number of financial covenants which restrict our capital spending and require us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the Credit Agreement, and minimum ratios of EBITDA to fixed charges and interest on senior debt. The Credit Agreement has been amended three times in response to violations of financial covenants. In connection with those amendments, those violations were waived. As of June 30, 2002, the Company has complied with all covenants contained in its borrowing agreements. Earnings through September 30, 2002, are not likely to satisfy the financial covenants of the Credit Agreement. If we violate those covenants, the lenders would be under no obligation to waive any such violations. The Credit Agreement also requires a minimum outstanding balance of preferred stock, subordinated debt, and certain debt of a subsidiary. That minimum outstanding balance requirement ranges from $440,000 to $450,000 throughout the year. This minimum amount of capital we must maintain is referred to as the Minimum Capital. As of June 30, 2002, the amount of capital that applied towards the Minimum Capital requirement was $458,500 (see discussion below regarding Minimum Capital).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS  (CONTINUED)

Agway Senior Debt (continued)
Other conditions of the Credit Agreement prevent us, in certain circumstances, from using funds we borrow under the Credit Agreement to pay interest or dividends on, or repurchase or repay principal of, our subordinated debt or preferred stock. Effective June 14, 2002, we stopped the voluntary repurchase or repayment of our subordinated debt and preferred stock. Consequently, the present effect of these restrictions is on our ability to pay interest or dividends or principal on maturing debt securities. To avoid these use restrictions, the Credit Agreement as of June 30, 2002 required us to have a minimum excess borrowing capacity as defined in the agreement (collateral borrowing base in excess of outstanding amounts borrowed) of at least $20,000 if we are not in default under the Credit Agreement. If we are in default under the Credit Agreement, to avoid these use restrictions, the minimum excess borrowing capacity we must maintain (collateral borrowing base in excess of outstanding amounts borrowed) increases to $25,000. Further, if we are in default under the Credit Agreement, we are subject to these use restrictions if:

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

Based on expected cash flow from our business operations, the cash generated from asset sales to date, and the uncertainty of both the amount and timing of cash from sales of business operations to come, it is neither certain nor likely that we will satisfy our financial covenants as of September 30, 2002 or will have generated sufficient cash to pay out our November 1, 2002, maturity of subordinated debt of $33,100 or meet the future interest requirements on Agway Inc. unsecured debt or to pay dividends on Agway Inc. preferred stock. Because of this cash flow insufficiency, the probable inability to satisfy the financial covenants of the Credit Agreement, and other liquidity concerns described more fully below, we have generally reached agreement of terms of a Debtor-in-Possession financing arrangement with our present senior lender group to replace the Senior Debt and we intend to commence a proceeding under Chapter 11 of the United States Bankruptcy Code on October 1, 2002, for Agway Inc. and certain of its subsidiaries. This Debtor-in-Possession credit facility will be subject to approval by the Bankruptcy Court. See Anticipated Chapter 11 Proceeding; Debtor-in-Possession Financing below.

Long-Term Debt
Sources of longer-term financing at June 30, 2002, include the following:

                                                                                                        June 2002
                                                                                                     --------------
Other long-term debt - due 2002 to 2018,  interest at a weighted average rate of 6.43% with a
      range of 2.90% to 10.00%......................................................................  $      1,772
Capital lease obligations  - due 2002 to 2022, interest with a range of 7.54% to 12.20%............         17,213
Subordinated money market certificates - due 10/02 to 10/17, interest at a weighted average rate of
      8.23% with a range of 5.50% - 9.75%..........................................................        421,659
Subordinated debentures - due 7/03, interest at a weighted average rate of 7.92% with a range of
      7.50% to 8.00%...............................................................................          3,707
                                                                                                      --------------
         Total debt................................................................................   $    444,351
                                                                                                      ==============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS  (CONTINUED)

Agway Subordinated Debt
Agway registers with the Securities and Exchange Commission (SEC) to offer debentures and money market certificates to the public. As noted below, the Company is not currently offering subordinated debt to the public. The debentures are unsecured and subordinated to all senior debt of Agway. The Agway subordinated debt bears interest payable semiannually on January 1 and July 1 of each year. The interest rates of Agway's money market certificates are at the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Agway's subordinated debt is not redeemable by the holder.

Effective June 14, 2002, the Board of Directors (the "Board") of Agway determined to suspend the Company's historic practice of repurchasing, at face value, eligible Agway Inc. subordinated debentures prior to maturity and Agway Inc. preferred stock when presented for repurchase. As disclosed in the Company's periodic reports and the prospectuses relating to the sale of those securities, the Company was under no obligation to repurchase such securities, retained the right to stop or suspend this practice at any time, and could be required to stop or suspend this practice if the conditions of the Credit Agreement were not satisfied.

The primary reason for the Board's decision to suspend the Company's repurchase of eligible Agway Inc. subordinated debentures and Agway Inc. preferred stock was to preserve the Company's liquidity during the implementation phase of its planned divestiture of certain business operations, as discussed above in Note 3, and to provide the Company with greater flexibility in the event those divestitures did not go as planned. In addition, because the Company is not currently actively raising capital through new sales of securities, the Board determined that suspending the Company's repurchase practice would become necessary in the near future in order to allow the Company to satisfy the Minimum Capital requirement under the Credit Agreement. As of June 30, 2002, the Minimum Capital requirement was $450,000; at that time, the Company had $458,500 of preferred stock, subordinated debentures and other interest bearing debt outstanding.

On November 1, 2002, $33,100 of subordinated money market certificate obligations of Agway (previously issued by AFC and assumed by Agway) will mature. To date, sufficient cash has not been generated from our operation or from sale of businesses from our current restructuring plan to provide us with the funds we would need to pay that maturity. In addition, without amendment to the existing Credit Agreement, payment of that maturity would be precluded since it would constitute a default of the Minimum Capital requirement in the Credit Agreement. Because the Company is no longer offering securities to the public, and because we have not generated sufficient cash from the sale of businesses, there is currently no basis for such amendment or a waiver from our lenders.

Surety Liquidity Risk
In July 2002, our surety provider issued cancellation notices relative to $23,900 of surety bonds supporting our insurance programs. This has no impact on our insurance coverage, but it does give our insurance carriers the right to demand payment of the collateral amount provided by the bonds from the issuer of the bonds. If our surety provider chooses to pay cash to our insurers rather than reissue bonds, our surety would have a right to demand cash payment from us. Because of the cancellation notices issued, our insurers have a right to make demand on our surety provider for $4,625 starting late September and for $6,000 starting late October. We dispute the right of the surety provider to cancel the remaining $13,275 at this time but recognize their right to cancel coverage in the spring of 2003 at the scheduled renewal dates. It is unlikely we would meet those demands and still have cash availability sufficient to meet our operating needs. If we were unable to pay, it would constitute a default under our Credit Agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS  (CONTINUED)

Anticipated Chapter 11 Proceeding; Debtor-in-Possession Financing
The Company and certain of its subsidiaries intend to file voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Those filings are designed to allow the Company to continue operating its businesses without interruption while it takes steps necessary to reorganize its financial obligations and strengthen its balance sheet. The petitions for Agway Inc. and certain of its subsidiaries will include Agway Feed and Nutrition, Agway Agronomy, Seedway, Feed Commodities International, Country Best Produce, CPG Nutrients, Agway CPG Technologies and Agway General Agency. These petitions are expected to be filed with the United States Bankruptcy Court for the Northern District of New York in Utica, New York, on October 1, 2002.

Four wholly owned Agway Inc. subsidiaries WILL NOT be included in the Chapter 11 filings: Agway Energy Products LLC, Agway Energy Services, Inc., Agway Energy Services-PA, Inc. and Telmark LLC.

In connection with the intended Chapter 11 filing, the Company has generally reached agreement of terms of an 18-month, $125,000 Debtor-in-Possession credit facility (the "DIP Financing") to replace the existing Senior Debt. The DIP Financing contemplates the completion of certain asset sales that are presently under negotiation and, together with the proceeds from those sales, is expected to provide the Company with adequate cash resources to meet its operating requirements during the Chapter 11 bankruptcy proceeding. The DIP Financing is subject to the approval of the Bankruptcy Court.

The Company's Board of Directors believes that the Chapter 11 filing is the best and most realistic option for the Company at this time. The Company intends to develop a longer-term strategic plan of reorganization that will serve as a framework for its emergence from the Chapter 11 process as a financially stronger enterprise.

A number of factors and events led to this decision by the Board. The Company's business is substantially dependent upon the health of the agricultural sector; persistent weakness in that sector has contributed to the Company's losses in recent periods, and the Company as a whole has not been generating the cash it needs to support the level of debt the Company is carrying. Those losses, in turn, have caused the Company to violate the financial covenants in its Credit Agreement on a number of occasions. Although those violations were waived and certain of the covenants were modified, the Company believes that future violations are possible and perhaps likely. If such future violations occur, the Company's lenders would be under no obligation to waive those violations, which would adversely affect the Company's ability to borrow under that agreement and could result in additional liquidity problems.

To address these concerns, in March 2002 the Company approved a restructuring plan designed to generate proceeds from the sale of certain businesses that could be used to satisfy the Company's operating needs and reduce its overall level of debt. While the restructuring plan the Company put into place last March has met with some success, the sales of Agway businesses envisioned in that plan have proceeded more slowly than anticipated. In particular, based on the level of interest expressed by potential buyers, the Company reasonably expected that a sale of Telmark could be accomplished by the end of June 2002; however, as discussed in more detail below, that sale did not occur as expected.

Once the restructuring plan was approved, Agway was required to treat the businesses identified for divestiture as "discontinued operations" and to restate its financial statements to reflect those discontinued operations. Accordingly, at the time of the announcement, the Company temporarily suspended actively raising capital under its securities program until the restated financial information reflecting the expected impact of the restructuring on the Company was filed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS  (CONTINUED)

Anticipated Chapter 11 Proceeding; Debtor-in-Possession Financing (continued) Although the restated financial information was filed in May 2002 and the Company was planning to recommence active capital raising efforts, the Company determined to refrain from those efforts until a definitive agreement for the sale of Telmark, which was in the final stages of negotiation, had been executed. Shortly thereafter, the form of a definitive agreement for the sale of Telmark was submitted for approval to the respective boards of directors of the Company and the potential buyer. The Company's board approved the agreement; however, the Company was thereafter informed that the board of directors of the potential buyer did not approve the transaction. Negotiations with that potential buyer were terminated and the Company was required to start the sale process over again.

Based on this unexpected occurrence and the uncertainty it caused, the Company chose not to reopen its active capital raising efforts until it made further progress on its restructuring plan. As a result, it no longer had the benefit of its securities program as a source of new capital. On June 17, 2002, the Company announced that it was suspending its voluntary practice of repurchasing certain securities when presented for repurchase by the holders thereof in order to preserve its liquidity and give it greater flexibility in the event the planned divestitures did not go as planned. In addition, because the Company was not actively raising new capital though its securities program, the Company expected that it would have had to suspend the repurchase practice in the near future because it was in danger of violating the Minimum Capital requirement under its Credit Agreement.

As noted above, based on the current level of cash flow from operations and the status of the planned divestitures, it is neither certain nor likely that the Company will satisfy its financial covenants as of September 30, 2002 or generate sufficient cash to satisfy the November 1, 2002 maturity of $33,100 of subordinated debt. Even if the Company has funds in an amount sufficient to pay that maturity, such payment would cause the Company to violate the Minimum Capital requirement in the Credit Agreement, which could adversely impact the Company's ability to borrow under that agreement and cause additional liquidity problems. In addition, without further asset sales, the Company does not expect to have sufficient funds to pay interest and dividends on its securities and/or satisfy any demands of its surety provider in connection with the cancellation notice described above and still have cash availability sufficient to meet its operating needs. A failure to satisfy those obligations could result in an additional default under the Credit Agreement.

In view of the foregoing, the Company believes the Chapter 11 procedure is the most realistic option available to it at this time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

DISCONTINUED OPERATING ACTIVITIES

Sunflower, Agronomy, and Retail operating activities are supported by the Agway Inc. financing arrangements described above under continuing operations and are considered in continuing operations comments relative to estimated future operating cash flows and financing needs. The sale of assets, net of liabilities of the discontinued retail business, generated net cash flow of approximately $28,900 in 2001 and $41,000 in 2000. The sunflower operation was sold on September 16, 2002, for approximately $19,700 net proceeds to Agway Inc. after considering related costs associated with the transaction.

Insurance and Leasing are separate subsidiaries that are independently financed. The Agway Insurance Company was sold on August 28, 2002, for approximately $18,100 net proceeds to Agway Inc. after considering related costs associated with the transaction.

Telmark will continue to operate separately and be separately financed as it has been in the past and WILL NOT be part of the Agway Inc. voluntary bankruptcy proceeding discussed above.

Telmark, the Company's leasing business, supports a net lease receivable portfolio of $716,800. Telmark has historically generated and is expected to continue to generate ample earnings and cash flow to meet its debt service requirements. Telmark has principally financed its operations, including the growth of its lease portfolio, through borrowings under its lines of credit, private placements of debt with institutional investors, other term debt, subordinated debentures, lease-backed notes, principal collections on leases and cash provided from operations. Under Telmark's financing arrangements, dividends and distributions that may be made to Agway are limited in amount; those limitations vary according to the level of Telmark's earnings. Virtually all of the cash flows from operations have historically been invested in growth of the lease portfolio and repayment of debt. In addition, Telmark made distributions to Agway of $5,000 and $10,000 in 2000 and 2002, respectively.

At June 30, 2002, Telmark borrowings under lines of credit, term debt and subordinated debentures consisted of the following:

Lines of credit and revolving loans payable to banks due in varying amounts and dates through
February 13, 2006, with interest ranging from 2.53% to 7.47%.......................................  $      379,263

Unsecured notes payable to insurance companies due in varying amounts and dates through
December 1, 2012, with interest ranging from 6.55% to 8.72%........................................         106,667

Lease-backed notes payable to insurance companies in varying amounts and dates through
December 15, 2008, with interest rates ranging from 6.54% to 9.05%.................................          52,909
                                                                                                     --------------

Total borrowings under lines of credit and term debt...............................................         538,839

Subordinated debentures due in varying amounts and dates through March 31, 2010, with interest
ranging from 6.25% to 9.00%........................................................................          44,800
                                                                                                     --------------

Total debt.........................................................................................  $      583,639
                                                                                                     ==============

Lines of Credit and Revolving Loans
As of June 30, 2002, Telmark has credit facilities available from banks which allow it to borrow up to an aggregate of $429,300. Uncommitted short-term line of credit agreements permit borrowing up to $54,300 on an unsecured basis with interest paid upon maturity. The lines bear interest at money market variable rates. Committed partially collateralized revolving loan facilities totaling $375,000 permit Telmark to draw short-term funds bearing interest at money market rates or draw long-term debt at rates appropriate for the term of the note drawn. The total amount outstanding as of June 30, 2002, under the short-term lines of credit and the revolving term loan facility was $51,300 and $328,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

DISCONTINUED OPERATING ACTIVITIES (CONTINUED)

Lines of Credit and Revolving Loans (continued)
Telmark borrows under its short-term line of credit agreements and its revolving term agreement from time to time to fund its operations. Short-term debt serves as interim financing between the issuances of long-term debt. In addition, in consideration of the potential sale of the business, management made a decision to use short-term debt through a potential closing date instead of pursuing an issuance of additional long-term debt. In May 2002, after lengthy negotiations, Agway and a potential buyer were unable to reach final agreement on a sale of Telmark. Accordingly, Telmark decided to issue additional senior notes to insurance companies. On August 1, 2002, Telmark issued $100,000 of unsecured senior notes to insurance companies. Proceeds of these notes were used to pay down the revolving term loan facility, increasing the availability under the lines of credit and revolving loans discussed above.

Telmark normally renews its lines of credit annually. However, since the previously mentioned announcement of Agway's intention to pursue the sale of Telmark, continuing lenders under the uncommitted short-term lines have shortened their renewal periods to expire in six months or less. Of the $54,300 total lines, on June 30, 2002, $39,300 presently expire December 31, 2002 and $15,000 expire October 31, 2002. Due to uncertainty related to the reported financial condition of Agway Inc., at the request of two banks, Telmark has paid down all amounts outstanding on the $15,000 line, which Telmark expects will not renew in October 2002, and has paid down $2,000 on a $6,000 line, which is scheduled to expire in December 2002. The $300,000 portion of the revolving loan facility is available through December 31, 2002. In September 2002, the bank extended $50,000 of the $75,000 remaining revolving term facility to December 31, 2002. This combined $350,000 revolving term facility by itself is expected to be adequate to meet Telmark's needs through December 31, 2002. Telmark is currently negotiating with its lenders regarding extension of its various lines of credit.

The ongoing availability of adequate financing to maintain the size of its portfolio and to permit lease portfolio growth is key to Telmark's continuing profitability and stability. Telmark has been successful in arranging its past financing needs. Management conducts ongoing discussions and negotiations with existing and potential lenders for future financing needs. Telmark believes that its current financial arrangements are adequate to meet its immediate operating requirements and that its bank support will continue to be adequate to meet its foreseeable needs as Telmark goes through this period of transition in ownership. There can be no assurance, however, that Telmark will be able to obtain future financing in amounts, or on terms, that are favorable to Telmark. Telmark's inability to obtain adequate financing would have a material adverse effect on its operations.

Unsecured Notes Payable to Insurance Companies
At June 30, 2002, Telmark had balances outstanding on unsecured senior note private placements totaling $106,677. Interest is payable semiannually on each senior note. Principal payments are both semiannual and annual. The note agreements are similar to each other and each contains specific financial covenants. For the year ended June 30, 2002, Telmark has complied with all covenants contained in its borrowing agreements.

Lease-Backed Notes Payable to Insurance Companies
Telmark has issued lease-backed notes, through two wholly owned, fully consolidated, special purpose funding subsidiaries. The total outstanding under Telmark Lease Funding II, LLC and Telmark Lease Funding III, LLC was $13,128 and $39,781, respectively, as of June 2002.

Subordinated Debentures
In anticipation of the possible sale of Telmark, effective as of March 6, 2002, Telmark ceased issuing debentures to the public, other than pursuant to the interest reinvestment option of the debentures. Under that option, debenture holders may elect to receive interest on debentures either in cash or in the form of additional principal on the debentures. However, once a debenture reaches maturity, the holder will not be permitted to invest the proceeds in additional debentures.

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

We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies. Our recorded liability in our financial statements reflects those specific issues where we think remediation activities are likely and where we can estimate the cost of remediation. Estimating the extent of our responsibility for a particular site and the method and ultimate cost of remediation of that site require that we make a number of assumptions. As a result, the ultimate outcome of remediation of a site may differ from our estimates. However, we believe that our past experience provides us with a reasonable basis for estimating our liability. When we receive additional information, we adjust our estimates as necessary. While we do not anticipate that any such adjustment will be material to our financial statements, the result of ongoing and/or future environmental studies or other factors could alter this expectation and require that we record additional liabilities. We currently can't determine whether we will incur additional liabilities in the future or, if we do, the extent or amount of such additional liabilities.

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

AGRICULTURAL ECONOMY AND OTHER FACTORS

The financial condition of Agway can be directly affected by factors affecting the agricultural economy, since these factors impact the demand for our products and the ability of our customers to make payments for products or services already purchased through credit extended by us. These factors may include: (i) the continuing consolidation and concentration of agriculture in certain markets; (ii) changes in government agricultural programs that may adversely affect the level of income of customers of Agway; (iii) weather-related conditions which periodically occur that can impact the agricultural productivity and income of the customers of Agway; and (iv) the relationship of demand relative to supply of agricultural commodities produced by customers of Agway. Agway can also be affected by major international events, like the downturn in foreign economies, which can affect such things as the price of commodities we use in our operations as well as the general level of interest rates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)
OTHER MATTERS (CONTINUED)

AGRICULTURAL ECONOMY AND OTHER FACTORS (CONTINUED)

The financial condition of Agway Energy Products is impacted by factors such as weather conditions in the Northeast and the relationship of supply and demand for petroleum products worldwide as well as within Agway's market. Agway's agricultural business can be impacted by changes in dairy prices paid to producers and from fluctuations in the economy in the northeastern United States that, in general, affect consumer demand for products. To the extent that these factors adversely affect our customers, the financial condition of Agway could be adversely affected.

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those accounting policies that are very important to the portrayal of the Company's financial condition and results which require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes the following to be critical and could result in materially different amounts being reported under different conditions or using different assumptions.

Disposal of Long-Lived Assets/Discontinued Operations
With the announcement of our March 6 plan, our ongoing strategic assessment, and our adoption of SFAS No. 144, we are required to separately report the combined results of businesses that we are taking steps to sell as discontinued operations and to immediately recognize any estimated losses directly related to the sales of those businesses. Any estimated gains on sale of those businesses are not reported until they are realized. The results of operations of all discontinued businesses are reported in discontinued operations in the periods in which they occur. Discontinued business operations results are reported in the income statement, net of tax, in earnings (loss) from operations of discontinued operations. The recognition of any estimated losses directly related to the sales of these businesses are reported in the income statement, net of taxes, in gain (loss) on disposal of discontinued operations. The estimation of any loss on disposal, including the direct costs to sell, is dependent on numerous factors that continuously change as we proceed in our negotiations to sell these operations. This creates a situation where our estimate can change frequently and could differ significantly period to period.

Commodity Instruments
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-priced asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

The Company's Energy segment enters into a combination of exchange-traded futures and options contracts and, in certain circumstances, over-the-counter options (collectively "derivatives") to manage the price risk associated with future purchases of the commodities used in its operations, principally heating oil and propane. Energy has fair value hedges associated with its fixed price purchase contracts and cash flow hedges for its variable priced purchase contracts. The derivatives are specifically matched in volume and maturity with the various purchase commitments of the business and generally expire within a year. Under SFAS No. 133, the value of option contracts that Energy enters into has two components: time and intrinsic value. The intrinsic value is the value by which the option is in the money. The remaining amount of option value is attributable to time value. Energy does not include the time value of option contracts in its assessment of hedge effectiveness and therefore records changes in the time value component of its options currently in earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

OTHER MATTERS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Commodity Instruments (continued)
In the Agriculture segment, the purchase of corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products sold by Agriculture, creates price risk for this business. Agriculture intends to match its purchase and sales contracts whenever possible to hedge price risk; however, exchange-traded commodity instruments are used principally to manage the price risk associated with unmatched commodity purchases or sales. Agriculture matches all derivative contracts with their underlying purchase or sale contract; however, due to the differences in the changes in the commodity cash price at an Agriculture location versus the Chicago Board of Trade, a highly effective hedging relationship (as defined by SFAS No. 133) has not been achieved. Therefore, the derivatives used in Agriculture are marked to market currently in earnings.

Liability for Self-Insurance
The Company is primarily self-insured for workers compensation, general and auto liability and certain group health and welfare costs. Self-insurance liabilities are actuarially calculated based on claims filed and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends, legal interpretations, future levels of health care costs and the selection of discount rates.

Employee Benefit Plans
The actuarial determination of Agway's obligations and expense for Company-sponsored pension and postretirement benefits is dependent on the Company's selection of assumptions including the discount rate, expected long-term rate of return on plan assets, rates of compensation increase and health care cost trend rate. Significant differences between our actual experience or significant changes in our assumptions may materially affect our pension income and net periodic postretirement obligation expense.

Revenue Recognition
We record revenue from product sales when the goods are shipped, title and risk of loss passes to the customer, and when collection is reasonably assured. Revenue from service contracts is accounted for when the services are provided.

Income Taxes
Agway is subject to income taxes on all income not distributed to patrons as patronage refunds and provides for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision represents the net change in the assets and liabilities for deferred tax. The Company records a valuation allowance when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. The provision for income taxes has been allocated between continuing and discontinued operations for all years presented.

Environmental Remediation Costs
Agway accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties (primarily other PRPs and state environmental funds) are considered in determining the Company's accrual for these losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

OTHER MATTERS (CONTINUED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 141, "Business Combinations," was issued in June 2001 and requires that
--------------------------------------
the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method. The adoption of this standard has no impact on the financial statements of the Company.

SFAS No. 142,  "Goodwill and Other Intangible  Assets," was issued in June 2001.
-------------------------------------------------------
Under SFAS No. 142, amortization of goodwill, including goodwill and intangible assets with indefinite lives recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed after July 1, 2001, will not be amortized. Instead, all goodwill and intangible assets with indefinite lives will be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The net book value of goodwill and other intangible assets of continuing operations was $7,700 at June 30, 2002. Amortization of goodwill and other intangible assets of continuing operations totaled $1,800 and $1,700, respectively, for the years ended June 30, 2002 and 2001. We have adopted this standard on July 1, 2002, and we expect to complete the initial impairment analysis by December 31, 2002.

SFAS No 143,  "Accounting for Asset Retirement  Obligations," was issued in June
-------------------------------------------------------------
2001 and is effective for the Company on July 1, 2002. SFAS No. 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated assets' retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset. We believe that the implementation of the statement will not have a material impact on the results of operations and financial position of the Company.

SFAS No. 144,  "Accounting for the Impairment or Disposal of Long-Lived Assets,"
--------------------------------------------------------------------------------
was issued in August 2001. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and a portion of Accounting Principle Board (APB) No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," while retaining many of the requirements of these two statements. Under SFAS No. 144, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This statement broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

The Company early adopted this new standard on January 1, 2002, and recognized no impact in its financial statements regarding the new guidance on the recognition of impairment losses on long-lived assets to be held and used. As further described in Note 3, the Company has announced the discontinuation of five of its business operations and has adopted the guidance of SFAS No. 144 regarding the measurement, recognition, and disclosure of these discontinued operations.

SFAS  No.  146,   "Accounting  for  Costs   Associated  with  Exit  or  Disposal
--------------------------------------------------------------------------------
Activities,"  was  issued  June  2002  and is  effective  for  exit or  disposal
------------
activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring." We believe that the implementation of the statement will not have a material impact on the results of operations and financial position of the Company.

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

                                                                                                                     Fair Value
LIABILITIES                          2003       2004       2005       2006       2007      Thereafter      Total     June 2002
                                    -------    -------    -------    -------    -------    ----------     -------    ---------
Agway long-term debt, including
   current portion............      $   202    $   169    $   123    $    98    $    98    $  1,082       $  1,772   $  1,819
Weighted average interest rate        6.87%      6.28%      7.07%      6.32%      6.32%       6.32%
Agway subordinated debentures,
   including current portion        $36,917    $38,568    $49,047    $33,379    $52,701    $211,047       $421,659   $     (1)
Weighted average interest rate        6.34%      8.21%      8.75%      8.15%      7.73%       8.43%
Agway subordinated money market
   certificates, including current
   portion ...................      $     0    $ 3,707    $     0    $     0    $     0    $      0       $  3,707   $  3,867
Weighted average interest rate                   7.92%

We do not use derivatives or other interest rate instruments to hedge interest rate risk due to the fixed rate nature of the majority of our debt obligations. Agway's subordinated money market certificates (previously issued by AFC and assumed by Agway) bear interest at a rate that is the greater of the stated rate or a rate based upon an average discount rate of T-Bills, with maturities of 26 weeks. Based on the T-Bill rate of 1.78% at June 2002 as it compares to the stated rates of the money market certificates which range from 5.5% to 9.75% at June 30, 2002, we believe a reasonably possible near-term increase in T-Bill rates and the conversion of Agway debt to a variable rate would not cause material near-term losses in future earnings or cash flows.

(1) Fair value of Agway subordinated debentures is not determinable at June 30, 2002. As described in Note 8, effective June 14, 2002, the Company suspended its voluntary practice of repurchasing eligible Agway securities when presented prior to maturity. Furthermore, on October 1, 2002, Agway Inc. intends to file voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

COMMODITY PRICE EXPOSURE
In the normal course of our continuing operations, we have exposure to market risk from price fluctuations associated with commodities such as corn, soy complex, oats, gasoline, distillate and propane. These price fluctuations impact commodity inventories, product gross margins, and anticipated transactions in our Agriculture and Energy segments. We manage the risk of market price fluctuations of some of these commodities by using commodity derivative instruments. Commodity derivative instruments include exchange-traded futures and option contracts and, in limited circumstances, over-the-counter contracts with third parties. We have policies that specify what we can use commodity derivative instruments for and set limits on the maturity of contracts we enter into and the level of exposure to market price fluctuations that we are trying to protect ourselves against (or hedge). However, because the commodities markets are very volatile, our gains or losses on these contracts might not fully offset the corresponding change in the prices of the underlying commodity, which could lower our earnings.

A sensitivity analysis has been prepared to estimate Agway's exposure to market risk of its commodity instrument positions as of June 30, 2002 and 2001. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta- adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities for which the commodity instruments are managing the price risk. As of June 30, 2002 and 2001, assuming a 10% hypothetical adverse change in the underlying commodity price, the potential decrease in fair value of our Energy business commodity instruments was $2,200 and $600, respectively. The potential loss in fair value of commodity instruments for Agriculture and Country Products Group was immaterial for both periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGES
                                                                                                                -----
AGWAY INC. AND CONSOLIDATED SUBSIDIARIES:
      Agway Inc. Report on Financial Statements................................................................  40

      Report of Independent Accountants........................................................................  41

      Consolidated Balance Sheets, June 30, 2002 and June 30, 2001.............................................  42

      Consolidated Statements of Operations, fiscal years ended June 30, 2002, June 30, 2001 and
            June 24, 2000......................................................................................  43

      Consolidated Statements of Comprehensive Income, fiscal years ended June 30, 2002, June 30, 2001 and
            June 24, 2000......................................................................................  44

      Consolidated Statements of Changes in Shareholders' Equity, fiscal years ended June 30, 2002,
           June 30, 2001 and June 24, 2000.....................................................................  45

      Consolidated Statements of Cash Flows, fiscal years ended June 30, 2002, June 30, 2001 and
            June 24, 2000......................................................................................  46

      Notes to Consolidated Financial Statements...............................................................  47

                    AGWAY INC. REPORT ON FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America. The integrity and objectivity of the data in these financial statements, including estimates and judgments, are the responsibility of Agway, as is all other information included in these financial statements.

The consolidated financial statements of Agway Inc. have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report follows. Agway has made available to PricewaterhouseCoopers LLP all of the Company's financial records and related data, as well as the minutes of Directors' meetings. Furthermore, Agway believes that all representations made to PricewaterhouseCoopers LLP during its audit were valid and appropriate.

Agway maintains a system of internal accounting controls intended to provide reasonable assurance, given the inherent limitations of all internal control systems, at appropriate costs, that transactions are executed in accordance with Company authorization, are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

The Audit Committee of the Board of Directors, which consists of three directors who are not employees, meets periodically with management and the independent accountants to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls, and financial reporting matters. The independent accountants have free access to the Audit Committee.


                              AGWAY INC.




                                                     BY /s/ DONALD P. CARDARELLI
                                                        ------------------------
                                                         BY DONALD P. CARDARELLI
                                                               President and CEO
                                                              September 27, 2002




                                                     BY     /s/ PETER J. O'NEILL
                                                        ------------------------
                                                                PETER J. O'NEILL
                                                           Senior Vice President
                                                               Finance & Control
                                                              September 27, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Agway Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 87 present fairly, in all material respects, the financial position of Agway Inc. and its subsidiaries at June 30, 2002 and 2001, and the result of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 87 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, it is the Company's intention to file for protection under Chapter 11 of the United States Bankruptcy Code on October 1, 2002 as a result of recurring losses from operations and substantial constraints on its ability to obtain continued financing. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As further discussed in Note 1, the Company adopted the Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in 2002 and the financial statements have been restated to reflect certain business operations as discontinued operations.




/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Syracuse, New York
September 27, 2002

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS


                                                                                    JUNE 30,            JUNE 30,
                                                                                      2002                2001
                                                                                  -------------      --------------
Current assets:
     Trade accounts receivable (including notes receivable of
         $1,988 and $2,197, respectively), less allowance for
         doubtful accounts of $4,723 and $7,355, respectively...................  $     76,733       $     108,525
     Advances and other receivables.............................................         4,757               4,895
     Inventories................................................................        29,178              38,876
     Deferred tax assets........................................................        17,840              34,501
     Prepaid expenses and other assets..........................................         9,136               8,804
                                                                                  -------------      --------------
         Total current assets...................................................       137,644             195,601
Security investments, net.......................................................        11,125              11,509
Properties and equipment, net...................................................       123,685             137,014
Net pension asset...............................................................       223,649             229,678
Other assets....................................................................        23,650              29,781
Total assets of discontinued operations.........................................     1,054,607           1,039,214
                                                                                  -------------      --------------
         Total assets...........................................................  $  1,574,360       $   1,642,797
                                                                                  =============      ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable..............................................................  $     34,180       $      61,342
     Current installments of long-term debt (including capital leases)..........         1,842               1,498
     Subordinated debt, current.................................................        36,917              47,628
     Accounts payable...........................................................        49,015              40,896
     Trade receivables with credit balances.....................................        28,079              15,780
     Other current liabilities..................................................        51,976              58,752
                                                                                  -------------      --------------
         Total current liabilities..............................................       202,009             225,896
Long-term debt (including capital leases).......................................        17,143              18,278
Subordinated debt...............................................................       388,449             401,710
Deferred tax liabilities........................................................        31,897              53,021
Other liabilities...............................................................        60,350              62,765
Total liabilities of discontinued operations....................................       810,410             711,797
                                                                                  -------------      --------------
         Total liabilities......................................................     1,510,258           1,473,467
Commitments and contingencies...................................................
Shareholders' equity:
     Preferred stock, less amount held in Treasury..............................        32,057              37,603
     Common stock ($25 par--300,000 shares authorized; 173,404 and 173,323
         shares issued, less amount held in Treasury)...........................         2,413               2,445
     Accumulated other comprehensive income (loss)..............................         1,195                 (61)
     Retained earnings..........................................................        28,437             129,343
                                                                                  -------------      --------------
         Total shareholders' equity.............................................        64,102             169,330
                                                                                  -------------      --------------
              Total liabilities and shareholders' equity........................  $  1,574,360       $   1,642,797
                                                                                  =============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


                                                                                   YEAR ENDED
                                                              -----------------------------------------------------
                                                                 JUNE 30,           JUNE 30,            JUNE 24,
                                                                   2002               2001                2000
                                                              -------------       -------------      --------------

Net sales and revenues......................................  $     899,934       $  1,134,712       $     982,353
                                                              -------------       -------------      --------------

Cost and expenses from:
     Products and plant operations..........................        833,037          1,056,042             913,722
     Selling, general and administrative activities.........         63,840             82,595              71,058
                                                              -------------       -------------      --------------
         Total operating costs and expenses.................        896,877          1,138,637             984,780
                                                              -------------       -------------      --------------

Operating earnings (loss)...................................          3,057             (3,925)             (2,427)
Interest expense, net of interest income of $3,428, $6,186..
     and $7,350, respectively...............................        (21,035)           (18,722)            (12,664)
Other income, net...........................................          1,083              3,448              24,317
                                                              -------------       -------------      --------------
Earnings (loss) from continuing operations before
     income taxes...........................................        (16,895)           (19,199)              9,226
Income tax expense (benefit)................................            656             (9,696)              4,176
                                                              -------------       -------------      --------------

Earnings (loss) from continuing operations..................        (17,551)            (9,503)              5,050

Discontinued operations:
     Earnings (loss) from operations, net of tax expense
         (benefit) of $2,168, $3,890 and $(4,625),
          respectively......................................          4,740              1,633             (12,085)
     Loss on disposal, net of tax (benefit) of $(17,800), $0
         and $(1,278), respectively.........................        (85,436)                 0              (2,342)
                                                              -------------       -------------      --------------
           Earnings (loss) from discontinued operations.....        (80,696)             1,633             (14,427)

Loss before cumulative effect of an accounting
     change.................................................        (98,247)            (7,870)             (9,377)
                                                              -------------       -------------      --------------

Cumulative effect of accounting change, net of tax
     benefit of $723........................................              0             (1,057)                  0
                                                              -------------       -------------      --------------

Net loss ...................................................  $     (98,247)      $     (8,927)      $      (9,377)
                                                              =============       =============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (THOUSANDS OF DOLLARS)


                                                                                   YEAR ENDED
                                                              -----------------------------------------------------
                                                                 JUNE 30,           JUNE 30,            JUNE 24,
                                                                   2002               2001                2000
                                                              --------------      -------------      --------------
Net loss  ..................................................  $     (98,247)      $     (8,927)      $      (9,377)

Other comprehensive income, net of tax:
     Unrealized gains (losses) on available-for-sale
         securities held in discontinued operations.........            633                927                (559)

     Deferred gains (losses) on cash flow hedges, net of tax:
         Cumulative effect of accounting change.............              0              3,061                   0
         Holding gains (losses) arising during period.......         (2,378)             2,448                   0
         Reclassification adjustment for (gains) losses
             included in net earnings.......................          3,300             (5,699)                  0

     Minimum pension liability adjustment, net of tax.......           (299)                 0                   0
                                                              --------------      -------------      --------------

Other comprehensive loss ...................................          1,256                737                (559)
                                                              --------------      -------------      --------------

Comprehensive loss..........................................  $     (96,991)      $     (8,190)      $      (9,936)
                                                              ==============      =============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (THOUSANDS OF DOLLARS)


                                                                                 ACCUMULATED
                                                 COMMON STOCK                       OTHER
                                                (PAR VALUE $25)    PREFERRED    COMPREHENSIVE    RETAINED
                                              SHARES     AMOUNT      STOCK       INC (LOSS)      EARNINGS    TOTAL
                                             --------   ---------   ----------  -------------  -----------   -----------
Balance June 26, 1999.....................   100,241    $  2,506    $  42,917   $      (239)    $  153,763    $ 198,947

      Net earnings (loss).................                                                         (9,377)      (9,377)
      Dividends declared..................                                                         (3,165)      (3,165)
      Redeemed, net.......................    (1,342)        (33)      (3,222)                                  (3,255)
      Other comprehensive income..........                                             (559)                      (559)
                                            ---------   ---------   ----------  -------------   -----------   -----------

Balance June 24, 2000.....................    98,899       2,473       39,695          (798)      141,221       182,591

      Net earnings (loss).................                                                         (8,927)      (8,927)
      Dividends declared..................                                                         (2,951)      (2,951)
      Redeemed, net.......................    (1,124)        (28)      (2,092)                                  (2,120)
      Other comprehensive income..........                                              737                        737
                                            ---------   ---------   ----------  -------------   -----------   -----------

Balance June 30, 2001.....................    97,775    $  2,445    $  37,603   $       (61)    $ 129,343     $ 169,330

      Net earnings (loss).................                                                        (98,247)      (98,247)
      Dividends declared..................                                                         (2,659)       (2,659)
      Redeemed, net.......................    (1,268)        (32)      (5,546)                                   (5,578)
      Other comprehensive income..........                                            1,256                       1,256
                                            ---------   ---------   ----------  -------------   -----------   -----------

Balance June 30, 2002.....................    96,507    $  2,413    $  32,057   $     1,195     $  28,437     $  64,102
                                            =========   =========   ==========  =============   ==========    ===========


Common shares, purchased at par value, held in Treasury at year-end were: 76,897 in 2002; 75,548 in 2001; 74,184 in 2000. A common stock dividend per share of $1.50 was declared for 2002, 2001 and 2000. Dividend payments are restricted to a maximum of 8% of par value per annum. See Note 11 for the details of preferred stock activity.

The accompanying notes are an integral part of the consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)


                                                                                  YEAR ENDED
                                                               ---------------------------------------------------
                                                               JUNE 30, 2002      JUNE 30, 2001      JUNE 24, 2000
                                                               -------------      -------------      -------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net loss.................................................   $    (98,247)      $     (8,927)      $     (9,377)
   Adjustments to reconcile net loss to net cash:
       Net (earnings) loss from discontinued operations.....         80,696             (1,633)            14,427
       Depreciation and amortization........................         20,808             20,357             19,309
       Receivables and other asset provisions...............          2,632              2,133                905
       Net pension income...................................         (4,202)           (16,223)           (19,563)
       Cumulative effect of accounting change, net of tax...              0              1,057                  0
       Patronage refund received in stock...................              0               (360)              (679)
       Deferred income tax benefit..........................         (5,115)            (2,996)            (9,965)
       (Gain) loss on disposition of:
           Businesses.......................................              0                  0             (1,098)
           Other security investments.......................            385                509              1,044
           Properties and equipment.........................           (817)            (1,537)           (13,426)
       Changes in assets and liabilities,  net of effects of
       businesses acquired or sold:
           Receivables......................................         29,299              6,058            (58,244)
           Inventory........................................          9,697             13,803            (17,213)
           Payables.........................................         20,632             (5,814)            11,471
           Other............................................          6,952            (19,858)            27,375
                                                               -------------      -------------      -------------
Net cash flows from (used in) continuing operations.........         62,720            (13,431)           (55,034)
Net cash flows from (used in) discontinued operations.......          2,522             31,926             33,655
                                                               -------------      -------------      -------------
Net cash from (used in) operating activities................         65,242             18,495            (21,379)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Purchases of properties and equipment....................         (7,785)           (15,667)           (21,000)
   Cash paid for acquisitions...............................              0               (484)            (2,900)
   Disposition of properties and equipment..................          7,535             12,936             18,322
   Purchases of investments in related cooperatives.........         (1,467)              (500)              (928)
   Proceeds from sale of investments in related cooperatives          1,465              1,460              1,017
   Proceeds from disposal of businesses.....................              0                  0              2,615
                                                               -------------      -------------      -------------
Net cash flows used in investing activities.................           (252)            (2,255)            (2,874)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Net change in short-term notes payable...................        (27,162)           (40,558)            63,400
   Proceeds from long-term debt.............................              0              1,202                 41
   Repayment of long-term debt..............................           (296)            (1,106)            (2,159)
   Proceeds from sale of subordinated debt..................         79,200            179,728            124,676
   Redemption of subordinated debt..........................       (103,172)          (167,866)          (135,869)
   Payments on capitalized leases...........................         (5,108)            (1,640)              (165)
   Proceeds from sale of stock..............................              2                  7                 14
   Redemption of stock......................................         (5,580)            (2,127)            (3,269)
   Cash dividends paid......................................         (2,874)            (3,021)            (3,275)
                                                               -------------      -------------      -------------
Net cash flows from (used in) financing activities..........        (64,990)           (35,381)            43,394
                                                               -------------      -------------      -------------

Net increase (decrease) in cash and equivalents.............              0            (19,141)            19,141
Cash and equivalents at beginning of year...................              0             19,141                  0
                                                               -------------      -------------      -------------
Cash and equivalents at end of year.........................   $          0       $          0       $     19,141
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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Agway Inc. was incorporated under the Delaware General Corporation Law in 1964 and is headquartered in De Witt, New York. Agway is an agricultural cooperative directly engaged within its continuing operations in manufacturing, processing, distribution, and marketing of agricultural feed products and services for its farmer-members and other customers, primarily in the northeastern United States and Ohio. In addition, Agway is engaged in repacking and marketing fresh produce. Agway, through a wholly owned subsidiary Agway Energy Products, is involved in the distribution of petroleum products and the installation and servicing of heating, ventilation, and air-conditioning equipment. On March 6, 2002, the Company announced details of a comprehensive plan designed to refocus capital resources on four selected businesses: Animal Feed and Nutrition (the principal operation within the Agriculture segment), Energy Products (Energy segment), Produce, and Agricultural Technologies (operations within the Country Products Group segment). This plan also disclosed our intentions to divest of four business operations: Telmark (Leasing segment), Agway Insurance (the principal operation within the Insurance segment), and Agronomy and Seedway (components of the Agriculture segment). After this plan was announced, as part of its ongoing strategic assessment of remaining Agway businesses, including its sunflower business (an operation included within the Country Products Group segment), Agway engaged an investment advisor to assist in the exploration of strategic alternatives involving the sunflower business. In June 2002, after reviewing a number of written indications of interest, the Agway Board of Directors affirmed management's intentions to actively pursue a sale of this business. As required by generally accepted accounting principles, the financial statements separately reflect the business operations planned for divestiture, or Actually divested, as discontinued operations for all periods reported. For further information on the discontinued operations, refer to Note 3 of these financial statements.

To date, progress has been made regarding all divestiture plans. On August 28, 2002, Agway announced the completion of the sale of its wholly owned insurance subsidiary, Agway Insurance Company, to United Farm Family Mutual Insurance Company. On September 16, 2002, Agway completed the sale of its sunflower business (an operation historically included within the Country Products Group segment) to Cenex Harvest States Cooperatives. Finally, on September 27, 2002, Agway and GROWMARK announced that they had signed a definitive agreement regarding the sale of the Agronomy and Seedway businesses and related assets to GROWMARK. As disclosed on May 23, 2002, with respect to the sale of Telmark, after lengthy negotiations, Agway and a potential buyer were unable to reach final agreement on a sale of Telmark. Goldman, Sachs & Co. is continuing to assist the Company in exploring potential strategic alternatives for this business.

Prior to July 1, 2001 Agway Financial Corporation (AFC) was a wholly owned subsidiary of Agway. AFC's principal business activities consisted of securing financing through bank borrowings and issuance of corporate debt instruments (the "Debt Securities") to provide funds for general corporate purposes to Agway and AFC's wholly owned subsidiary, Agway Holdings Inc. (AHI), and AHI's subsidiaries. Major holdings of AHI included Agway Energy Products LLC and Agway Energy Services Inc. (Energy Segment), Telmark LLC and its subsidiaries (Leasing Segment), and Agway Insurance Company and Agway General Agency Inc. (Insurance Segment) through June 30, 2001. In exemptive relief granted pursuant to a "no action letter" issued by the staff of the Securities and Exchange Commission
(SEC), AFC did not file periodic reports with the SEC for itself but did report summarized financial information in Agway's financial statement footnotes. Telmark (Leasing segment) and Agway Insurance (the principal operation in the Insurance segment) finance their activities through operations or with a combination of their own short- and long-term credit facilities. Telmark's debt is not guaranteed by Agway.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Organization (continued)
Effective July 1, 2001, we simplified the Agway corporate structure by merging AFC and AHI into Agway Inc. The more complex structure was no longer necessary due to changed circumstances related to Agway's financing. Additionally, Agway Inc. assumed all the assets and liabilities of AFC and AHI and assumed the direct responsibility for securing financing, as described above. In connection with the assumption by Agway of the obligations under the Debt Securities, AFC, Agway and The Chase Manhattan Bank, a New York banking corporation (the Trustee), entered into a Supplemental Indenture dated as of July 1, 2001 which provides for the assumption by Agway of all rights, responsibilities and obligations of AFC under existing indentures and the Debt Securities to which they relate.

As a result of the foregoing transactions, all of AHI's direct Subsidiaries became direct Subsidiaries of Agway Inc. Also effective July 1, 2001, Agway, as the sole member of Milford Fertilizer Company LLC, a Delaware limited liability company (Milford), merged Milford with and into Agway Inc. As a result of this merger, Agway Inc. has assumed all of the assets and liabilities of Milford. The mergers did not result in a material change in the consolidated financial position or results of operations of Agway.

Fiscal Year
The fiscal year-end of Agway Inc. was June 30, 2002 and comprised 52 weeks. The fiscal year ended June 30, 2001, was comprised of 53 weeks and the fiscal year ended June 24, 2000 was comprised of 52 weeks. Effective July 1, 2001, the fiscal year-end was changed to June 30 each year for the company as a whole and for each of its divisions. Quarterly reports previously reported are for quarters ended on September 30, December 31, and March 31.

Basis of Consolidation
The consolidated financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation except for certain items for intercompany transactions between continuing and discontinued operations principally related to leases between Telmark (discontinued Leasing segment) and the continuing operations or other discontinued operations.

Cumulative Effect of Accounting Change
On June 25, 2000, upon adoption of Statement of Financial  Accounting  Standards
(SFAS) No. 133, the Company recorded a net-of-tax cumulative-effect loss of $1,100 to recognize at fair value the time value component of all option contracts associated with the Company's Energy segment which is excluded from the assessment of hedge effectiveness as allowed by the new standard. The Company also recorded a net-of-tax cumulative-effect gain of $3,100 in other comprehensive income to recognize at fair value all derivative instruments in the Company's Energy segment that are designated and qualify as cash-flow hedges. See Commodity Instruments Section of this Note for further details of the Company's accounting for derivatives and hedging activities.

Reclassifications
Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

Comprehensive Income
Comprehensive income consists of net earnings (loss), the net change in unrealized gains and losses on available-for-sale securities (relating to Agway Insurance and included in discontinued operations), net of tax, deferred gains and losses on cash flow hedges, net of tax, and unrealized net periodic pension cost. The unrealized gains and losses on available-for-sale securities in the statement of comprehensive income are net of tax expense (benefit) of $325, $477 and $(288) for 2002, 2001 and 2000, respectively. The deferred gains and losses on cash flow hedges in the statement of comprehensive income are net of tax expense (benefit) of $614 and $(126) for 2002 and 2001, respectively. The unrealized net periodic pension cost on minimum pension liability adjustments are net of tax benefit of $(199) for 2002.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Equivalents
Agway considers all investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable
Agway uses the  allowance  method to account  for  doubtful  accounts  and notes
receivable.   Trade  receivables  with  credit  balances   represents   customer
prepayments.

Inventories
Inventories are stated at the lower of cost or market. For those inventories stated at cost, we use the average unit cost or the first-in, first-out method.

Commodity Instruments
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-priced asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

The Company's Energy segment enters into a combination of exchange-traded futures and options contracts and, in certain circumstances, over-the-counter options (collectively "derivatives") to manage the price risk associated with future purchases of the commodities used in its operations, principally heating oil and propane. Energy has fair value hedges associated with its fixed price purchase contracts and cash flow hedges for its variable priced purchase contracts. The derivatives are specifically matched in volume and maturity with the various purchase commitments of the business and generally expire within a year. Under SFAS No. 133, the value of option contracts that Energy enters into has two components: time and intrinsic value. The intrinsic value is the value by which the option is in the money. The remaining amount of option value is attributable to time value. Energy does not include the time value of option contracts in its assessment of hedge effectiveness and therefore records changes in the time value component of its options currently in earnings. At June 30, 2002, Energy had a derivative asset of $1,500. An after-tax total of $900 of deferred net unrealized gains on derivative instruments were accumulated in other comprehensive income and are expected to be reclassified into earnings during the next 12 months. The pre-tax earnings impact for the time value component of option value not used in assessing hedge effectiveness totaled $1,800 upon the initial adoption of SFAS No. 133 at July 1, 2000, and is included, net of tax, in the cumulative effect of accounting change for the year ended June 30, 2001. For the years ended June 30, 2002 and 2001, $3,500 and $3,700, respectively, are included in cost of goods sold for the change in option time value not used in the assessment of hedge effectiveness.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Security Investments
Security investments consist of capital stock of a cooperative bank and other cooperative suppliers acquired at par or stated value. This stock is not traded and is historically redeemed on a periodic basis by the issuer at cost. By its nature, this stock is held to redemption and is reported at cost. We believe it is not practical to estimate the fair value of these investments since there is no established market and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of the cooperative bank and other cooperative suppliers.

Patronage refunds received from the cooperative bank are recorded as a reduction of interest expense and totaled approximately $200, $300 and $100 for the years ended June 2002, 2001 and 2000, respectively. Patronage refunds received on the stock of other cooperatives are reflected in other income.

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

Other Assets
Other assets include approximately $7,700 and $9,300 at June 2002 and 2001, respectively, of costs in excess of the fair value of net tangible assets acquired in purchase transactions (goodwill) as well as acquired non-compete agreements, customer lists, and trademarks. Goodwill and other intangible assets are amortized on a straight-line basis ($1,700 over 1 to 10 years, $6,000 over 12 to 20 years). Amortization included in operating results totaled approximately $1,800, $1,700 and $1,700 for fiscal years ending June 2002, 2001 and 2000, respectively. Other assets are reviewed for impairment, as described under Impairment of Long-Lived Assets below. (See Impact of Recently Issued Accounting Standards describing changes on the accounting for goodwill and other intangible assets, effective for the Company as of July 1, 2002.)

Impairment of Long-Lived Assets
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was early adopted by the Company on January 1, 2002, and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," while retaining many of the requirements of SFAS No.
121. In accordance with SFAS No. 144, long-lived assets to be held and used by an entity are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value to fair value. The pre-tax charge for impairment is included in other income, net, on the consolidated statements of operations and totaled $1,600, $2,300 and $0 in 2002, 2001 and 2000, respectively.

Disposal of Long-Lived Assets/Discontinued Operations
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was early adopted by the Company on January 1, 2002 and supersedes a portion of Accounting Principle Board (APB) No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business," relating to reporting the effects of disposal of a segment of a business, while retaining many of the requirements of this statement. Under SFAS No. 144, the definition of what constitutes a discontinued operation is broader, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur.

As of June 30, 2002, Agway has a number of operations being classified as discontinued operations for financial reporting purposes. See Note 3 for details.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
We record revenue from product sales when the goods are shipped, title and risk of loss passes to the customer, and when collection is reasonably assured. Revenue from service contracts is accounted for when the services are provided.

Environmental Remediation Costs
Agway accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties (primarily other PRPs and state environmental funds) are considered in determining the Company's accrual for these losses.

Advertising/Research and Development Costs
Agway expenses advertising and research and development costs as they are incurred. Advertising expenses included in selling, general and administrative expenses for the years ended June 2002, 2001 and 2000 were approximately $9,200, $9,000 and $10,200, respectively. Net research and development costs were approximately $300, $300 and $700 for the years ended June 2002, 2001 and 2000, respectively.

Income Taxes
Agway is subject to income taxes on all income not distributed to patrons as patronage refunds and provides for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. The provision for income taxes has been allocated between continuing and discontinued operations for all years presented.

Liability for Self-Insurance
The Company is primarily self-insured for workers compensation, general and auto liability and certain group health and welfare costs. Self-insurance liabilities are actuarially calculated based on claims filed and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends, legal interpretations, future levels of health care costs and the selection of discount rates.

Employee Benefit Plans
The actuarial determination of Agway's obligations and expense for Company-sponsored pension and postretirement benefits is dependent on the Company's selection of assumptions including the discount rate, expected long-term rate of return on plan assets, rates of compensation increase and health care cost trend rate. Significant differences between our actual experience or significant changes in our assumptions may materially affect our pension income and net periodic postretirement obligation expense.

Patronage Refunds
Patronage refunds are declared and paid at the discretion of the Board of Directors in accordance with the provision of the By-laws of Agway. Patronage refunds are based on taxable earnings on patronage business and, when declared, are paid in cash. The Company has not declared or paid a patronage refund for the years presented in these financial statements.

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

Impact of Recently Issued Accounting Standards
The Financial Accounting Standards Board (FASB) has recently issued the following:

SFAS No. 141, "Business Combinations," was issued in June 2001 and requires that
------------------------------------
the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method. The adoption of this standard has no impact on the financial statements of the Company.

SFAS No. 142,  "Goodwill and Other Intangible  Assets," was issued in June 2001.
------------------------------------------------------
Under SFAS No. 142, amortization of goodwill, including goodwill and intangible assets with indefinite lives recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed after July 1, 2001, will not be amortized. Instead, all goodwill and intangible assets with indefinite lives will be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The net book value of goodwill and other intangible assets of continuing operations was $7,700 at June 30, 2002. Amortization of goodwill and other intangible assets of continuing operations totaled $1,800 and $1,700, respectively, for the years ended June 30, 2002 and 2001. We have adopted this standard on July 1, 2002, and we expect to complete the initial impairment analysis by December 31, 2002.

SFAS No 143,  "Accounting for Asset Retirement  Obligations," was issued in June
-------------------------------------------------------------
2001 and is effective for the Company on July 1, 2002. SFAS No. 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated assets' retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset. The implementation of the statement will not have a material impact on the results of operations and financial position of the Company.

SFAS No. 144,  "Accounting for the Impairment or Disposal of Long-Lived Assets,"
--------------------------------------------------------------------------------
was issued in August 2001. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and a portion of Accounting Principle Board (APB) No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," while retaining many of the requirements of these two statements. Under SFAS No. 144, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This statement broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

The Company early adopted this new standard on January 1, 2002, and recognized no impact in its financial statements regarding the new guidance on the recognition of impairment losses on long-lived assets to be held and used. As further described in Note 3, the Company has announced the discontinuation of a number of its business operations and has adopted the guidance of SFAS No. 144 regarding the measurement, recognition, and disclosure of these discontinued operations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recently Issued Accounting Standards (continued)

SFAS  No.  146,   "Accounting  for  Costs   Associated  with  Exit  or  Disposal
--------------------------------------------------------------------------------
Activities,"  was  issued  June  2002  and is  effective  for  exit or  disposal
----------
activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring." The Company will implement this statement for all exit or disposal activities initiated after December 31, 2002. However, we believe that our current reporting of these types of costs is not materially different than the requirements of this new standard.

2.  GOING CONCERN

Historically, the principal components of Agway's capital structure have been the preferred stock and subordinated debt issued through the Agway securities program, borrowings from banks and other creditors, and earnings retained from operating results over the years. Our common stock is different from the common equity of a typical business corporation. Our common stock may be purchased only by people who are entitled to be Agway members and the primary benefit of owning common stock is that it provides evidence that the holder is a member of Agway and is entitled to certain benefits. Thus, common equity has never been a significant component of Agway's capital structure or capital raising process. Over the years, the unique nature of our common equity, coupled with a decrease in our retained earnings, has resulted in a leveraged capital structure with a high proportion of debt versus equity. As reported in our periodic reports, in recent years cash flow from operations for Agway Inc. and certain of its business segments and subsidiaries has been supplemented by external borrowings and the sale of both discontinued business operations and other assets, in order to meet the cash requirements for capital improvements, scheduled debt repayments, and maintenance of a voluntary repurchase practice with regard to Agway securities.

In addition, effective in March 2001, the support from our senior lender group took on the form of an asset-based loan facility. As previously reported, we have violated the financial covenants contained in that agreement a number of times since its origination, principally due to insufficient earnings. As previously reported, based on Agway's June 30, 2001, financial results, Agway was in violation of certain financial covenants within its Credit Agreement. On September 14, 2001, the lenders agreed to waive these violations, and further agreed to amend the covenants. As previously reported, effective January 31, 2002, lenders agreed to amend and waive (the Second Amendment and Waiver to Credit Agreement) violations of certain of the financial covenants within the Credit Agreement for the twelve months ended December 31, 2002. As of December 31, 2001, after giving effect to this Credit Agreement amendment, the Company met the amended covenants and conditions under the Credit Agreement. Also, as previously reported, Agway violated certain financial covenants on its Credit Agreement for the twelve months ended March 31, 2002. Effective April 3, 2002, lenders agreed to amend and waive (the Third Amendment and Waiver to Credit Agreement) certain of the financial covenants within the Credit Agreement for the twelve months ended March 31, 2002. As of March 31, 2002, after giving effect to this Credit Agreement amendment, the Company has met the amended covenants and conditions under the Credit Agreement.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


2.  GOING CONCERN (CONTINUED)

To address our level of debt, the cost of our debt service, and our relatively low operating cash flow, on March 6, 2002, Agway announced a restructuring plan which included the sale of certain of its business operations, including Telmark, Agway Insurance, Agronomy, and Seedway, within the next year, and a focus of resources on four retained businesses: Animal Feed and Nutrition, Energy Products, Fresh Produce, and Agriculture Technologies. Agway retained Investment banking firms to seek potential buyers for the businesses to be divested. Also on March 6, 2002, Agway stopped actively raising capital through the sale of securities to the public, a major source of external borrowing, pending a restatement of its financial statements to reflect discontinued operations accounting for business operations to be sold. We had discussed this plan with our senior lenders in connection with the third amendment to the Credit Agreement and also as a basis for renegotiation of the Credit Agreement as elements of the plan were consummated.

In addition, we also discussed the above restructuring plan with our surety bond provider. As previously reported, the Company's business insurance program is supported in part by financial guarantee surety bonds. The issuer of such bonds indicated to us that, due to surety losses incurred by the industry in the prior year, reinsurers have withdrawn support of financial guarantee bonds similar to those supporting our business insurance program. Our issuer indicated its desire that we replace financial guarantee surety bonds supporting our business insurance program with other forms of collateral.

The potential sale of Telmark was a significant component of the plan. Based on advice and exploration of market interest at the time the plan was announced, which was reinforced by subsequent negotiations of a contract for sale in April and May 2002, we expected to close that sale by June 30, 2002. The cash to be generated from the sale was the basis for renegotiated lines of credit and credit terms with our senior lender group, the reopening of sales of Agway securities following the filing of our restated financial information, the restructuring of collateral for our insurance programs, and a beginning of restructuring and paydown of the Agway securities program. The negotiated sale of Telmark was subject to the approval of the Board of Directors of the prospective buyer, which was not received. This unexpected event, as announced on May 23, 2002, created uncertainty with regard to Agway's future liquidity. Because of that unexpected uncertainty, active sales of Agway securities were not restarted, even though our restated financial information had been filed, and we reopened discussions with our lenders and surety bond providers, taking these changed circumstances into account.

After  further  assessing  our  financial  circumstances,  on June 17, 2002,  we announced that effective June 14, 2002, the Board of Directors determined to suspend the Company's historic practice of repurchasing, at face value, eligible Agway Inc. subordinated debentures prior to maturity and preferred stock when presented for repurchase. As disclosed in the Company's periodic reports and the prospectuses relating to the sale of those securities, the Company was under no obligation to repurchase such securities, retained the right to stop or suspend the practice at any time, and could be required to stop or suspend this practice if the conditions of its primary credit agreement with a syndicated group of lenders (the Credit Agreement) were not satisfied. The Credit Agreement required the Company to maintain a minimum balance, ranging from $440,000 to $450,000 throughout the year of Agway preferred stock, subordinated debentures, and other interest-bearing debt outstanding. As of June 14, 2002, the Company had approximately $459,000 of such preferred stock, subordinated debt, and other interest-bearing debt outstanding and were experiencing higher-than-normal redemption requests compared to prior periods. Suspending the voluntary repurchase program also allowed us to preserve liquidity in the event the divestitures did not go as planned.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

2.  GOING CONCERN (CONTINUED)

Subsequent to year-end, as previously disclosed and as discussed in Note 3, Discontinued Operations, we completed the sale of Agway Insurance Company on August 28, 2002, to United Farm Family Mutual Insurance Company and the sale of Agway's sunflower business (historically part of the Country Products Group) on September 16, 2002, to the Cenex Harvest States Cooperatives. Finally, on September 27, 2002, Agway and GROWMARK announced that they had Signed a definitive agreement regarding the sale of the Agronomy and Seedway businesses and related assets to GROWMARK. Further, as also previously disclosed, we are continuing to pursue the sale of Telmark. However, based on the expected cash flow from our business operations, the cash generated from asset sales to date, and the uncertainty of both the amount and timing of cash from sales of business operations to come, it is not certain or likely that we will have generated sufficient cash to pay our November 1, 2002, maturity of subordinated debt of $33,100. Further, without an amendment to the existing Credit Agreement, payment of that maturity would be precluded since it would constitute a default of the minimum Agway securities balance requirement in the Credit Agreement.

In addition, earnings through September 30, 2002, are not likely to meet the financial covenant requirements of the Credit Agreement, and if they do not, the lenders are under no obligation to waive any such covenant violations. Projected cash flow from our business operations, with appropriate senior debt financing, is expected to be sufficient to meet future operating needs but, without additional sales of assets, is not expected to be adequate to pay the future interest requirements on Agway Inc. unsecured debt or dividends on Agway Inc. preferred stock. In July 2002, our surety provider issued cancellation notices relative to $23,900 of surety bonds supporting our insurance programs. This has no impact on our insurance coverage, but it does give our insurance carriers the right to demand payment of the collateral amount provided by the bonds from the issuer of the bonds. If our surety provider chooses to pay cash to our insurers rather than reissue bonds, our surety would have a right to demand cash payment from us. Our insurers have a right to make demand on our surety provider for $4,625 starting late September and for $6,000 starting late October. We dispute the right of the surety to cancel the remaining $13,275 at this time but recognize their right to cancel coverage in the spring of 2003 at the scheduled renewal dates. It is unlikely we would meet those demands and still have cash availability sufficient to meet our operating needs. If we were unable to pay, it would constitute a default under our Credit Agreement. Further, we have concluded that having shut down the repurchase practice of the Agway securities program for Agway preferred stock and subordinated debt, it will not be possible to restore investor confidence in Company-issued securities without a comprehensive restructuring at the Agway Inc. level. In view of the foregoing, we determined that such a restructuring can best be accomplished through a Chapter 11 bankruptcy procedure. The Company intends to file voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on October 1, 2002. To that end, we have a generally reached agreement of the terms of a Debtor-in-Possession financing arrangement with our present senior lender group to provide a $125,000 facility over the next 18 months, which we believe will provide adequate cash resources for Agway Inc. to meet future operating requirements while we restructure the business. This Debtor-in-Possession credit facility is subject to approval by the Bankruptcy Court.

Agway Energy Products is a separate subsidiary which historically generates sufficient cash to meet its needs. Agway Energy Products requires short-term borrowings from the Company's lines of credit to meet seasonal and working capital requirements. Such short-term financing will be made available to Agway Energy Products by our senior lenders as part of the $125,000 facility above. Agway Energy Products will continue to operate as it has in the past and WILL NOT be included in the Agway Inc. voluntary bankruptcy proceeding.

Telmark LLC is a separately financed subsidiary with an appropriate capital structure for its industry. Telmark LLC has historically and is expected to continue to generate ample earnings and cash flow to meet its debt service requirements. Telmark LLC will continue to operate separately as it has in the past and WILL NOT be included in the Agway Inc. voluntary bankruptcy proceeding.

At this stage, we cannot predict the impact of the intended Chapter 11 proceeding on our financial condition and results of operations. However, until a plan of reorganization is developed and approved by the Bankruptcy Court and our creditors, we will be prohibited from paying pre-petition indebtedness, including principal, interest, and maturities on our outstanding debt securities. Following approval of a plan of reorganization, payment on our securities will depend upon the terms of the plan.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


3.  DISCONTINUED OPERATIONS

On March 6, 2002, the Company announced details of a comprehensive plan designed to strengthen our capital structure and reduce our debt. This plan focuses our capital resources on four selected businesses: Animal Feed and Nutrition (the principal operation within the Agriculture segment), Energy Products (Energy segment), Produce, and Agricultural Technologies (operations within the Country Products Group segment). This plan also disclosed our intentions to divest four business operations: Telmark (the former Leasing segment), Agway Insurance Company (the principal operation within the former Insurance segment), and Agronomy and Seedway (formerly components of the Agriculture segment).

After this restructuring plan was announced, as part of its ongoing strategic assessment of remaining Agway businesses, in June 2002, the Agway Board of Directors affirmed management's intentions to actively pursue a sale of Agway's Sunflower business (an operation formerly included within the Country Products Group segment).


With the announcement of our March 6, 2002 restructuring plan, our ongoing strategic assessment, and our adoption of SFAS No. 144, we are required to separately report the combined results of businesses that we are taking steps to sell as discontinued operations and to immediately recognize any estimated losses directly related to the sales of those businesses. Any estimated gains on sale of those businesses are not reported until they are realized. The results of operations of all discontinued businesses are reported in discontinued operations in the periods in which they occur. Discontinued business operations results are reported in the income statement, net of tax, in earnings (loss) from operations of discontinued operations. The recognition of any estimated losses directly related to the sales of these businesses are reported in the income statement, net of taxes, in gain (loss) on disposal of discontinued operations. The total assets of discontinued operations and total liabilities of discontinued operations are separately reported in the consolidated balance sheet.

In the second quarter of fiscal 2000, the Agway Board of Directors approved a plan to restructure the retail store distribution system. The plan called for the sale or closure of 227 Agway retail properties. In the spring of 2000, the Agway Board of Directors authorized the sale of the wholesale procurement and supply system to Southern States Cooperative, Inc. An agreement for this sale was executed on June 20, 2000 and closed on July 31, 2000. The sale of the wholesale procurement and supply system, when combined with the sale and closure of the Agway-owned or operated retail stores, constituted a plan to discontinue operations of the retail services business. The discontinued retail services business was measured and recognized under APB No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business." For financial reporting purposes, the measurement date upon which this discontinued operation plan became effective was June 20, 2000. All retail store operations ceased during 2001, and the Company is continuing to market any remaining store properties for sale. No adjustments to the estimated net loss on disposal established as of the June 20, 2000 measurement date has been required.

For the businesses noted above that are reflected in discontinued operations, a summary of net sales and revenues and pre-tax operating results for each of the three years ended June 30, 2002, and total assets of discontinued operations and total liabilities of discontinued operations at June 30, 2002 and June 30, 2001 are detailed below. Furthermore, a portion of the Company's interest expense has been allocated to discontinued operations based on the outstanding debt attributable to holding these discontinued operations. Income taxes have been allocated between continuing and discontinued operations for all periods presented.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

3.  DISCONTINUED OPERATIONS (CONTINUED)

                                                                                Discontinued Operations
                                                                               For the Years Ended June
                                                                  -------------------------------------------------
                                                                       2002             2001              2000
                                                                  --------------    -------------    --------------
Total sales and revenues........................................  $     369,712     $    441,256     $     598,186
Pre-tax operating results.......................................         19,422           16,494            (6,003)
Interest expense allocated to discontinued operations...........         12,514           10,971            10,707
Earnings (Loss) from operations, before tax.....................          6,908            5,523           (16,710)

                                                                                        Discontinued Operations
                                                                                    -------------------------------
Discontinued Assets:                                                                  June 2002         June 2001
                                                                                    -------------    --------------
     Cash.........................................................................  $      2,832     $       3,329
     Restricted cash..............................................................         9,114             8,306
     Accounts receivable and notes receivable, net................................       102,425           110,008
     Total lease receivables, net.................................................       716,499           688,878
     Inventories..................................................................        42,909            48,095
     Prepaid and other current assets.............................................        55,473            42,119
     Marketable securities available for sale.....................................        39,826            37,556
     Other security investments...................................................        41,483            40,321
     Property, plant and equipment................................................        35,342            43,765
     Other assets.................................................................         8,704            16,837
                                                                                    -------------    --------------
         Total assets of discontinued operations..................................  $  1,054,607     $   1,039,214
                                                                                    =============    ==============

Discontinued Liabilities:
     Notes payable................................................................  $    204,263     $     140,638
     Current portion of long-term debt............................................       126,485           136,546
     Accounts payable.............................................................        22,909            24,899
     Other current liabilities....................................................       165,505            76,997
     Long-term debt...............................................................       258,569           303,301
     Other long-term liabilities..................................................        32,679            29,416
                                                                                    -------------    --------------
         Total liabilities of discontinued operations.............................  $    810,410     $     711,797
                                                                                    =============    ==============

The loss on disposal of discontinued operations, net of tax, was originally recorded as of March 31, 2002, and reported in Form 10-Q and has been adjusted to the current estimated loss at June 30, 2002, as follows:

                                                                     March 31,                          June 30,
                                                                       2002          Adjustments          2002
                                                                  --------------    -------------    --------------
Estimated loss on sale of businesses............................  $     (24,738)    $    (46,895)    $     (71,633)
Direct costs of sale............................................         (4,228)         (13,953)          (18,181)
Benefit plans curtailment loss..................................        (12,365)          (1,057)          (13,422)
                                                                  --------------    -------------    --------------
Pre-tax loss on disposal........................................        (41,331)         (61,905)         (103,236)
Income tax benefit on loss on disposal..........................         14,871            2,929            17,800
                                                                  --------------    -------------    --------------
Net loss on disposal of discontinued operations.................  $     (26,460)    $    (58,976)    $     (85,436)
                                                                  ==============    =============    ==============

Since reporting an estimated net loss on disposal of discontinued operations at March 31, 2002, several events have occurred which required revisions to our prior estimates. These events included a charge for costs incurred from the failed transaction on the sale of Telmark, ongoing negotiations with potential buyers of businesses to be divested reflecting further impairment of value than originally estimated, changes in the estimate of direct transaction costs, and finally, the inclusion in discontinued operations of the Sunflower business and the Company's investment in CF Industries.

The above net loss on  disposal  of  discontinued  operations  could be  further adjusted (either increased or decreased) in future periods for changes experienced from the current estimate for net loss on disposal of discontinued operations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


4.  INVENTORIES

Inventories consist of the following:

                                                                                    June 2002           June 2001
                                                                                  -------------      --------------
Finished goods................................................................   $      26,646       $      35,324
Raw materials.................................................................             955               1,871
Supplies......................................................................           1,577               1,681
                                                                                 --------------      --------------
     Total inventories........................................................   $      29,178       $      38,876
                                                                                 ==============      ==============

5.  PROPERTIES AND EQUIPMENT

Properties and equipment, at cost, and capital leases (including those leases with Telmark, a discontinued operation) consist of the following at:

                                                                   Owned             Leased             Combined
                                                              -------------       -------------      --------------
June 2002
---------
Land and land improvements..................................  $      12,450       $      2,613       $      15,063
Buildings and leasehold improvements........................         46,894             11,617              58,511
Machinery and equipment.....................................        221,499              7,957             229,456
Capital projects in progress................................          3,016                  0               3,016
                                                              -------------       -------------      --------------
                                                                    283,859             22,187             306,046
Less: accumulated depreciation and amortization.............        175,755              6,606             182,361
                                                              --------------      -------------      --------------

Properties and equipment, net...............................  $     108,104       $     15,581       $     123,685
                                                              ===============     =============      ==============


                                                                   Owned             Leased             Combined
                                                              ---------------     -------------      --------------
June 2001
---------
Land and land improvements..................................  $      12,153       $      3,040       $      15,193
Buildings and leasehold improvements........................         52,004             15,057              67,061
Machinery and equipment.....................................        233,727              3,499             237,226
Capital projects in progress................................          1,354                  0               1,354
                                                              ---------------     -------------      --------------
                                                                    299,238             21,596             320,834
Less: accumulated depreciation and amortization.............        179,318              4,502             183,820
                                                              ---------------     -------------      ---------------

Properties and equipment, net...............................  $     119,920       $     17,094       $     137,014
                                                              ===============     =============      ===============

Depreciation and amortization expense relating to properties and equipment amounted to approximately $19,000, $18,600 and $17,600 in 2002, 2001 and 2000,
respectively.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

6.  RETIREMENT BENEFITS

Pension Plan
The Employees' Retirement Plan of Agway Inc. is a non-contributory defined benefit pension plan covering the majority of employees of Agway Inc. See Events Impacting Pension and Postretirement Retirement Benefits section of this Note for details on plan amendments made during fiscal 2002. The plan's benefit formulae bases payment on a pension equity formula. Generally, pension costs are funded annually at no less than the amount required by law and no more than the maximum allowed by federal income tax guidelines. Based on the overfunded status of the plan, the Company had no funding requirements to the plan during the two years ended June 30, 2002 and 2001. The projected benefit obligation is based on the actuarial present value of the benefits that the employee would be entitled to at the expected retirement date.

The Plan has assets that exceed the benefit obligation by $149,800 as of June 30, 2002. The majority of the plan's investments consist of U.S. government and agency securities, U.S. corporate bonds, U.S. and foreign equities, equity and bond funds and temporary investments (short-term investments in demand notes and money market funds). At June 30, 2002 and 2001, retirement plan assets included Agway debt securities and preferred stock with face values of $5,100 and $10,100, respectively. Face value was considered fair value for these securities while Agway Inc. had a practice of repurchasing such securities at face value. As described in Note 8, effective June 14, 2002, the Company suspended its voluntary practice of repurchasing eligible Agway securities when presented prior to maturity. At present, fair value of Agway securities is not determinable. Furthermore, on October 1, 2002, Agway Inc. intends to file voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

The funded status of the plan has decreased by $83,900 from $233,700 at June 30, 2001 to $149,800 at June 30, 2002. The principal components of the change include a $55,400 reduction in market value of plan assets as compared to the expected return and $25,000 in recognized benefit increases from plan amendments and curtailment charges.

The following tables set forth the change in the plan's benefit obligation and plan assets from the beginning to the end of each year presented, the plan's funded status, and the amounts recognized in Agway's consolidated financial statements at June 30, 2002 and 2001 as a net pension asset. Pension (income) expense is reported as a reduction or increase in payroll costs included in product and plant operations and selling, general and administrative expenses. The components that comprise net pension (income) expense are summarized for each of the three years ended June 30, 2002 as follows:

Change in Benefit Obligation                                           2002                2001
----------------------------                                       -------------      --------------
Benefit obligation at beginning of year..........................  $    333,134      $     338,503
Service cost (with interest).....................................         9,309              9,195
Interest cost....................................................        24,449             24,697
Actuarial loss ..................................................        21,936              4,650
Amendments (1)...................................................        19,522                419
Curtailment (1)..................................................         5,519                  0
Benefits paid....................................................       (40,296)           (44,330)
                                                                   -------------     --------------
Benefit obligation at end of year................................  $    373,573      $     333,134
                                                                   =============     ==============
Change in Plan Assets
---------------------
Fair value of plan assets at beginning of year...................  $    566,809      $      569,633
Actual return on plan assets.....................................        (3,141)             41,506
Benefits paid....................................................       (40,296)            (44,330)
                                                                   -------------     ---------------
Fair value of plan assets at end of year.........................  $    523,372      $      566,809
                                                                   =============     ===============

Funded status....................................................  $    149,799      $      233,675
Unrecognized prior service cost..................................        20,660              20,147
Unrecognized net actuarial (gain) loss...........................        53,190             (24,144)
                                                                   -------------     ---------------
Net pension asset................................................  $    223,649      $      229,678
                                                                   =============     ===============

                                       59

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

6.  RETIREMENT BENEFITS (CONTINUED)

Pension Plan (continued)

Components of Net Pension Expense (Income)                         2002               2001                2000
------------------------------------------                    -------------       -------------      --------------
Service cost (with interest)................................  $      9,309        $     9,195        $      9,975
Interest cost...............................................        24,449             24,697              24,661
Expected return on plan assets..............................       (52,257)           (53,606)            (53,350)
Amortization of:
    Transition obligation (Asset)...........................             0                  0              (4,705)
    Prior service cost......................................         2,416              3,491               4,134
    Actuarial gains and losses..............................             0                  0                (278)
Recognized curtailment loss (1)(2)..........................        10,231                  0               4,268
Recognized amendment/settlement (1).........................        11,881                  0                   0
                                                              -------------       -------------      --------------
Net pension expense (income)................................  $      6,029        $   (16,223)       $    (15,295)
                                                              =============       =============      ==============

Weighted-Average Assumptions as of June 30
------------------------------------------
Discount rate...............................................         7.00%               7.75%               7.75%
Expected return on plan assets..............................         9.00%               9.75%               9.75%
Rate of compensation increase...............................         4.50%               5.00%               5.00%

(1) See Events Impacting Pension and Postretirement Retirement Benefits section of this Note for details.
(2) The curtailment charge in fiscal 2000 relates to the sale of the wholesale procurement and supply system and the sale and closure of Agway-owned or operated retail stores.

Postretirement Benefits
Agway provides postretirement medical benefits and life insurance to eligible retirees and their dependents. See Events Impacting Pension and Postretirement Retirement Benefits section of the Note for details on plan amendments made during fiscal 2002. Eligibility for benefits depends upon age and years of service. The benefit obligation under Agway's postretirement benefit plans are general, unsecured obligations of the Company and are not funded. The accrued postretirement benefit cost expected to be paid in the next year is in other current liabilities, while the remaining amount is included in other liabilities. The change in the plan's benefit obligation from the beginning to the end of each year presented, the reconciliation of funded status at June 30, 2002 and 2001, and the components that comprise net periodic postretirement benefit cost for the years ended June 30, 2002 and 2001 and June 24, 2000 recognized in Agway's consolidated financial statements were as follows:

Change in Benefit Obligation                                         2002                2001
----------------------------                                     -------------      --------------
Benefit obligation at beginning of year........................  $     42,211       $      40,704
Service cost (with interest)...................................           649                 668
Interest cost..................................................         3,029               2,999
Estimated plan participant contributions.......................         1,000               1,108
Actuarial loss.................................................         1,844               2,269
Amendment (1)..................................................        (4,958)                  0
Curtailment (1)................................................        (2,125)                  0
Settlement (1).................................................       (11,428)                  0
Benefits paid..................................................        (5,283)             (5,537)
                                                                 -------------      --------------
Benefit obligation at end of year..............................  $     24,939       $      42,211
                                                                 =============      ==============

Funded status..................................................  $     24,939       $      42,211
Unrecognized prior service cost................................             0                (917)
Unrecognized net (gain) loss...................................          (881)                138
Unrecognized net transition obligation.........................             0             (13,886)
                                                                 -------------      --------------
Accrued postretirement benefit cost............................  $     24,058       $      27,546
                                                                 =============      ==============

                                       60

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

6.  RETIREMENT BENEFITS (CONTINUED)

Postretirement Benefits (continued)

Components of Net Periodic Postretirement Benefit Cost              2002               2001                2000
------------------------------------------------------         -------------       -------------      --------------
Service cost (with interest).................................  $        649        $        668       $         685
Interest cost................................................         3,029               2,999               3,118
Amortization of:
    Transition obligation....................................         1,085               1,156               1,188
    Prior service cost.......................................           114                 121                 125
    Gains and losses ........................................           (36)                  0                   0
Recognized curtailment loss (1)(2)...........................         7,632                   0               1,451
Recognized settlement gain (1)...............................       (11,678)                  0                   0
                                                               -------------       -------------      --------------
Net periodic postretirement (income) expense.................  $        795        $      4,944       $       6,567
                                                               =============       =============      ==============

(1) See Events Impacting Pension and Postretirement Retirement Benefits section of this Note for details.
(2) The curtailment charge in fiscal 2000 relates to the sale of the wholesale procurement and supply system and the sale and closure of Agway-owned or operated retail stores.

In determining the benefit obligation, the weighted average discount rate used was 7.75% for 2001 and the period of July 1, 2001 through March 31, 2002. The rate used was 7.00% for the period of April 1, 2002 through June 30, 2002. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. However, for persons over age 65, Agway has an insured medical program limiting Agway's subsidy to a per month/per retiree basis. Additionally, as a result of postretirement plan amendments described below, effective January 1, 2003, the Company will eliminate the pre-age 65 retiree medical benefits. As a result, there is no longer a medical trend on the benefits of this plan as all benefits will be on a per month/per retiree basis.

Events Impacting Pension and Postretirement Retirement Benefits
During fiscal 2002, several events occurred that resulted in immediate or future impacts to the Company's pension and postretirement medical and life insurance benefit plans. The amendments listed below were all approved by Agway's Board of Directors.

(a) On March 6, 2002, the Company announced a comprehensive plan that included the exiting of certain of its business operations. This decision is expected to result in approximately 980 employees leaving the Company, which constitutes a curtailment of both the pension and postretirement plans. A curtailment is defined as an event that significantly reduces the expected years of future service of active plan participants. Curtailment accounting requires immediate recognition of actuarial gains and losses and prior service costs related to these employees that would otherwise have been recognized in the future over the future service lives of the related employees. This results in curtailment losses which decrease the pension income and increase the net periodic postretirement expense and increase (decrease) the benefit obligation for the year ended June 30, 2002 as follows:

                                                                                                   Postretirement
                                                                                   Pension             Benefit
                                                                               ----------------    --------------
     Increase (decrease) in benefit obligation.............................    $         5,519     $      (2,125)
     Decrease in pension income/increase in net periodic postretirement
         expense..........................................................     $        10,231     $       3,191*

     The curtailment charge to pension income and net periodic postretirement expense noted above has been reported in the loss on disposal of discontinued operations (see Note 3).

     *When  combined  with the  curtailment  noted  in (b),  totals  the  $7,632
     recognized   curtailment   loss   in  the   components   of  net   periodic
     postretirement benefit costs in 2002.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


6.  RETIREMENT BENEFITS (CONTINUED)

Events Impacting Pension and Postretirement Retirement Benefits (continued)

(b) The Company amended its postretirement benefit plans so that effective July 1, 2002 the retiree life insurance benefit that provided a $4 death benefit to retirees was eliminated and effective January 1, 2003 the pre-age 65 retiree medical benefits will be eliminated. These changes reduce the postretirement benefit obligation by $4,958. The curtailment charge to recognize previously unrecognized gains (losses) and prior service costs increases the net periodic expense by $4,441. A portion of these benefits were settled through the adoption in the pension plan of a social security supplement and additional death benefit (see (c) below). This resulted in an accounting settlement in the postretirement plans that reduced the postretirement benefit obligation by $11,428 and the net postretirement periodic expense by $11,678 for the year ended June 30, 2002.

(c) The Company amended the pension plan effective July 1, 2002, to create an ancillary benefit for certain retirees and eligible active employees that consists of a social security supplement and an additional death benefit. These changes result in a positive plan amendment that increased the benefit obligation under the plan by $18,939 and decreased pension income by $11,881 for the year ended June 30, 2002. In addition, the plan was amended to reflect legislated increases in benefit and pensionable compensation limits, resulting in an increase to the plan's benefit obligation of $583. This latter amendment resulted in a similar decrease in obligation to the Benefit Equalization Plan.

(d) Effective April 1, 2002, the Company amended the pension plan to add an "additional retirement benefit" to be paid to eligible participants who are involuntarily terminated from employment with the Company between April 1, 2002 and July 1, 2004 which is the result of a work force reduction as defined in the amendment. The benefit obligation varies and is based on a combination of a participant's weekly base pay and the participant's years of service. There were no significant obligations of the pension plan as of June 30, 2002 as a result of this amendment.

(e) Effective May 1, 2002, the Company amended the pension plan to add a qualified supplemental employee retirement benefit. Under the terms of this amendment, the Human Resources Committee of the Board of Directors of Agway may, at its discretion from time to time, direct non-discriminatory
     qualified  supplemental   retirement  benefits  initially  restricted  from
     payment by the pension plan, and otherwise payable from the Benefit Equalization Plan, to be paid by the pension plan. On August 1, 2002, subsequent to the Company's fiscal year ended June 30,2002, the Human Resources Committee approved a non-discriminatory benefit that will increase the benefit obligation by $2,500 and decrease pension income in fiscal 2003 by $200. Corresponding offsetting impacts will occur in the Company's Benefit Equalization Plan.

Employees' Thrift Investment Plan
The Agway Inc. Employees' 401(k) Thrift Investment Plan is a defined contribution plan covering a substantial majority of employees of Agway and its subsidiaries. Under the plan, each participant may invest up to 15% of his or her salary, of which a maximum of 6% qualifies for an Agway matching contribution. Participant contributions are invested at the option of the participant in any combination of eight funds. One of the eight funds is the Company Security Fund which held Company debt securities and preferred stock totaling approximately $47,800 at June 30, 2002. As described in Note 8, effective June 14, 2002, the Company suspended its voluntary practice of repurchasing eligible Agway securities when presented prior to maturity and all discretionary transactions in and out of the Company Security Fund have been suspended. Furthermore, on October 1, 2002, Agway Inc. intends to file voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Agway contributes, as a matching contribution, an amount of at least 10%, but not more than 50%, of each participant's regular contributions, as defined, up to 6% of his or her salary on an annual basis. Agway contributions to this plan for years ended June 2002, 2001 and 2000 were approximately $600, $1,700 and $1,600, respectively. For the years ended June 2001 and 2000, the Board of Directors of Agway approved an additional match of 20% to supplement the minimum contribution level of 10%.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


6.  RETIREMENT BENEFITS (CONTINUED)

Benefit Equalization Plan
The Company also maintains a non-qualified,  unfunded benefit  equalization plan
(BEP) designed to provide pension and thrift benefits for employees whose normal benefits are reduced by limitations under the Employee Retirement Income Security ACT (ERISA) and the Internal Revenue Code. Net benefit expense relating to the pension component of the BEP was approximately $1,500, $1,000 and $900 for the years ended June 2002, 2001 and 2000, respectively. The accrued pension costs under the BEP were approximately $6,500 and $5,600 for 2002 and 2001, respectively. Net benefit expense relating to the thrift component of the BEP, including the Company matching contributions, totaled approximately $300, $300 and $400 for the years ended June 2002, 2001 and 2000, respectively. In determining the actuarial present values of the projected benefit obligations of the pension component of this plan, the same assumptions were used as those for the Company's defined benefit pension plan.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


7.  INCOME TAXES

Tax Provision
The Company's consolidated tax expense (benefit) for income taxes has been allocated between continuing and discontinued operations and consists of the following:

                                                                 June 2002          June 2001       June 2000
                                                              -------------       -------------   -------------
Continuing operations:
     Current:
         Federal............................................  $          0        $     (2,918)   $      1,393
         State..............................................           368                (471)           (218)
     Deferred...............................................        (7,030)             (7,821)          3,001
     Increase in valuation allowance........................         7,318               1,514               0
                                                              -------------       -------------   -------------
                                                              $        656        $     (9,696)   $      4,176
                                                              =============       =============   =============

Discontinued operations:
     Current:
         Federal............................................  $         55        $      2,919    $     (1,393)
         State..............................................           805               1,698           1,428
     Deferred...............................................       (32,909)               (727)         (5,938)
     Increase in valuation allowance........................        16,417                   0               0
                                                              --------------      -------------   -------------
                                                              $    (15,632)       $      3,890    $     (5,903)
                                                              ==============      =============   =============

The effective income tax rate on earnings from continuing operations before income taxes differs from the federal statutory regular tax rate as follows:

                                                                 June 2002          June 2001        June 2000
                                                              -------------       -------------   --------------
Statutory federal income tax rate...........................        (34.0%)            (34.0%)           35.0%

Tax effects of:
     Impact from change in legal structure (1)..............          0.0               (9.9)             0.0
     Adjustment to prior years' tax liabilities.............         (7.8)              (8.4)             0.0
     Valuation allowance (2)................................         44.6                7.5              0.0
     State income taxes, net of federal benefit (3).........         (0.9)              (3.0)             6.7
     Nondeductible items (4)................................          2.0                1.4              5.2
     Other items............................................          0.0               (3.4)            (1.4)
                                                              -------------       -------------   --------------
         Effective income tax rate..........................          3.9%             (49.8%)           45.5%
                                                              =============       =============   ==============

(1) In June 2001, for reasons described in Note 1, Agway's Board of Directors voted to simplify Agway's corporate structure by merging AFC and AHI into Agway Inc, effective July 1, 2001. The change in net deferred tax liabilities reflects the expected future tax rate from this structure.

(2)  See discussion below regarding valuation allowance.

(3) For state income tax purposes, Agway does not file combined income tax returns for all of its operations and is therefore unable to recognize the benefit of certain net operating losses incurred by subsidiaries.

(4) Nondeductible items are principally related to goodwill amortization and meal and entertainment expenses.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


7.  INCOME TAXES (CONTINUED)

Deferred Taxes
Agway's consolidated net deferred tax balances have been allocated between continuing and discontinued operations. On a consolidated basis, the Company has a valuation allowance on its gross deferred tax assets of $25,249, due to the uncertainty of generating sufficient future taxable income to fully benefit from the deferred tax assets. See Note 2. The valuation allowance has been allocated between continuing and discontinued operations, as detailed below. The deferred taxes of discontinued operations are included in the assets and/or liabilities of discontinued operations as detailed in Note 3. The components of the deferred tax assets and liabilities for continuing operations were as follows:

                                                                           June 2002          June 2001
                                                                         -------------      --------------
Deferred tax assets:
     Net operating loss (NOL) carryforward.............................  $     42,621       $      28,206
     Medical liabilities...............................................         8,790              10,736
     Other liabilities.................................................         5,404               7,223
     Self-insurance reserves...........................................        10,643              11,024
     Alternative minimum tax (AMT) credit carryforward.................         7,530               7,530
     Deferred compensation.............................................         5,038               4,215
     Inventory allowance...............................................         2,190               3,893
     Accounts receivable allowance.....................................         1,613               3,491
     Environmental liabilities.........................................         1,448               1,735
     Investment tax credit (ITC) carryforward..........................         1,185               1,405
                                                                         -------------      --------------
         Gross deferred tax asset......................................        86,462              79,458
              Less valuation allowance.................................        (8,832)             (1,514)
                                                                         -------------      --------------
                  Total net deferred tax assets........................        77,630              77,944

Deferred tax liabilities:
     Pension assets....................................................        80,469              82,867
     Excess of tax-over-book depreciation..............................        11,675              12,254
     Prepaid medical expenses..........................................           269                 334
     Other assets .....................................................          (726)              1,009
                                                                         -------------      --------------
         Total deferred tax liability..................................        91,687              96,464
                                                                         -------------      --------------
              Net deferred tax liability...............................  $    (14,057)     $      (18,520)
                                                                         =============     ===============

The continuing operations net deferred tax liability at June 2002 and 2001 of $14,057 and $18,520, respectively, consists of a net current asset of $17,840 and $34,501 and a net long-term liability of $31,897 and $53,021, respectively. The total continuing operations gross deferred tax assets are partially offset by a valuation allowance of $8,832 and $1,514 at June 2002 and June 2001, respectively. The allowance at June 2002 represents the write-down to net realizable value of ITC carryforward expiring in 2003, charitable contributions carryforward that expire in 2002-2006, and the write-off of the AMT tax credit of $7,530 due to the uncertainty of sufficient future taxable income being generated to reasonably assure usage of those credits. The allowance in June 2001 was required to reflect the net realizable value of ITC carryforward expiring in 2002 and 2003 and charitable contributions carryforward that expire in 2001-2005.

At June 2001, the federal AMT credit can be carried forward indefinitely. The net operating loss (NOL) carryforward expires at various intervals between 2010 and 2020.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


7.  INCOME TAXES (CONTINUED)

Deferred Taxes (continued)
The components of the deferred tax assets and liabilities for discontinued operations were as follows:

                                                                          June 2002          June 2001
                                                                       -------------      --------------
Deferred tax assets:
     Other liabilities...............................................  $      7,173       $       7,288
     Self-insurance reserves.........................................           175                 142
     Deferred compensation...........................................           475                   0
     Inventory allowance.............................................         1,816               2,597
     Accounts receivable allowance...................................        14,419              13,282
     Environmental liabilities.......................................           217                 822
     Reserves for disposal of discontinued operations................        32,315                   0
                                                                       -------------      --------------
         Gross deferred tax asset....................................        56,590              24,131
              Less valuation allowance...............................       (16,417)                  0
                                                                       -------------      --------------
                  Total net deferred tax assets......................        40,173              24,131

Deferred tax liabilities:
     Excess of tax-over-book depreciation............................           299                (492)
     Lease receivables...............................................        24,231              19,936
     Other assets ...................................................         3,384               3,267
                                                                       -------------      --------------
         Total deferred tax liability................................        27,914              22,711
                                                                       -------------      --------------
              Net deferred tax asset.................................  $     12,259       $       1,420
                                                                       =============      ==============

The total discontinued operations gross deferred tax assets are partially offset by a valuation allowance of $16,417 due to the uncertainty of generating future taxable income to fully benefit from the deferred tax assets.

8.  SHORT-TERM NOTES PAYABLE

At June 30, 2002, Agway had available under its Senior Debt program (described below) a $150,000 short-term line of credit, up to $35,000 of which can be used for letters of credit. The amount available under the Senior Debt is subject to downward adjustment, as discussed below. In addition, subsequent to June 30, 2002, the Senior Debt was amended to reduce the amount available. It was also expected that the Senior Debt will be replaced by the Debtor - in - Possession Financing. See Note 2. At June 30, 2002, letters of credit issued, primarily to back Agway insurance programs, totaled approximately $23,800. The carrying amounts of Agway's short-term borrowings approximate their fair value and were as follows:

                                                                          June 30,           June 30,
                                                                           2002                2001
                                                                       -------------      --------------
Lines of credit......................................................  $     34,180       $      61,342
                                                                       =============      ==============
Weighted average interest rate.......................................         5.89%               7.22%
                                                                       =============      ==============

The interest rate charged on bank lines of credit ranged from 5.84% to 7.25% at June 2002.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

8.  SHORT-TERM NOTES PAYABLE (CONTINUED)

Agway Senior Debt
The Agway Senior Debt (as amended-see discussion below) is a syndicated three-year asset-based revolving line of credit for up to $150,000 pursuant to the terms of a credit agreement between Agway, certain of its subsidiaries and a syndicated group of lenders (the Credit Agreement). Interest rates are determined, at the option of Agway, as either prime rate plus 2.5% or the London Interbank Offered Rate (LIBOR) plus 4%. In this asset-based line of credit, the amount available to Agway is the lesser of the "collateral borrowing base" or the $150,000 upper limit of the line of credit. The collateral borrowing base consists of certain of Agway's eligible accounts receivable and inventory (as defined under the Credit Agreement). Certain covenants and conditions of the Credit Agreement, as more fully discussed below, restrict the use of funds and reduce the practical availability of financing under the agreement by $25,000 to a maximum of $125,000 or, if lower, to $25,000 less than the collateral borrowing base. As of June 30, 2002, the collateral borrowing base was $115,200, which adequately supported Agway's credit needs which totaled $58,100 as of that date.

Subsequent to June 30, 2002, we sold Agway Insurance Company and the Sunflower division of our CPG Group for combined gross proceeds of $42,500. The Credit Agreement was amended in order to permit the release of collateral in each case. The combined effect of these amendments was to reduce the commitment level from $150,000 to $125,000 and to require a $25,000 minimum excess availability of collateral, which effectively reduced the facility to the lower of $100,000 or $25,000 less than the available collateral borrowing base. This availability is adequate for our immediate needs and is expected to be replaced by a new Debtor-in-Possession line of credit (see Note 2.)

The current Credit Agreement, dated March 28, 2001, as amended, has a number of financial covenants which restrict our capital spending and require us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the Credit Agreement, and minimum ratios of EBITDA to fixed charges and interest on senior debt. The Credit Agreement also required a minimum outstanding balance of preferred stock, subordinated debt, and certain debt of a subsidiary. That minimum outstanding balance requirement ranges from $440,000 to $450,000 throughout the year. This minimum amount of capital we must maintain is referred to as the Minimum Capital, and, as of June 30, 2002, the amount of debt and securities outstanding that apply to the Minimum Capital was $458,500 (see discussion below regarding Minimum Capital). The Credit Agreement has been amended three times in response to violations of financial covenants. In connection with those amendments, those violations were waived. As of June 30, 2002, the Company has complied with all covenants contained in its borrowing agreements.

Other conditions of the Credit Agreement prevent us, in certain circumstances, from using funds we borrow under the Credit Agreement to pay interest or dividends on, or repurchase or repay principal of, our subordinated debt or preferred stock. Effective June 14, 2002, we stopped the voluntary repurchase or repayment of our subordinated debt and preferred stock. Consequently, the present effect of these restrictions is on our ability to pay interest or dividends. To avoid these use restrictions, the Credit Agreement requires us to have a minimum excess borrowing capacity as defined in the agreement (collateral borrowing base in excess of outstanding amounts borrowed) of at least $20,000 if we are not in default under the Credit Agreement. If we are in default under the Credit Agreement, to avoid these use restrictions, the minimum excess borrowing capacity we must maintain (collateral borrowing base in excess of outstanding amounts borrowed) increases to $25,000. Further, if we are in default under the Credit Agreement, we are subject to these use restrictions if:

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

The $25,000 minimum excess availability requirement implemented subsequent to June 30, 2002, as discussed above, now imposes a more stringent event of default covenant than the above conditions which were the more stringent conditions throughout the year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


9.  DEBT

Long-Term Debt
Long-term debt held by Agway and Agway Financial Corporation (see Note 1-Organization) consists of the following:

                                                                                   June 2002
                                                                 ---------------------------------------------
                                                                     Agway           AFC            Total
                                                                 -------------   -------------   -------------
Total long-term debt, excluding capital leases.................  $      1,772    $     (b)       $       1,772
Obligations under capital leases (a)...........................        17,213          (b)              17,213
                                                                 -------------   -------------   --------------
Total long-term debt...........................................        18,985          (b)              18,985
Less: current portion..........................................         1,842          (b)               1,842
                                                                 -------------   -------------   --------------
                                                                 $     17,143    $     (b)       $      17,143
                                                                 =============   =============   ==============
                                                                                   June 2001
                                                                 ----------------------------------------------
                                                                     Agway            AFC            Total
                                                                 -------------   -------------   --------------
Long-term debt, excluding capital leases.......................  $        278    $     1,790     $      2,068
Obligations under capital leases (a)...........................        16,569          1,139           17,708
                                                                 -------------   -------------   --------------
Total long-term debt...........................................        16,847          2,929           19,776
Less: current portion..........................................           429          1,069            1,498
                                                                 -------------   -------------   --------------
                                                                 $     16,418    $     1,860     $     18,278
                                                                 =============   =============   ==============

(a) Obligations under capital leases are principally with Telmark, a discontinued operation of the Company.
(b)   On July 1, 2001, AFC was merged into Agway Inc.

Agway Subordinated Debt
Agway registers with the Securities and Exchange Commission (SEC) to offer debentures and money market certificates to the public. (Since March 6, 2002, the Company has suspended the sale of Company securities, as explained below.) The debentures are unsecured and subordinated to all senior debt of Agway. The Agway subordinated debt bears interest payable semiannually on January 1 and July 1 of each year. The interest rates of Agway's money market certificates are at the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks. Agway's subordinated debt is not redeemable by the holder.

Effective June 14, 2002, the Board of Directors (the "Board") of Agway determined to suspend the Company's historic practice of repurchasing, at face value, eligible Agway Inc. subordinated debentures prior to maturity and preferred stock when presented for repurchase. As disclosed in the Company's periodic reports and the prospectuses relating to the sale of those securities, the Company was under no obligation to repurchase such securities, retained the right to stop or suspend this practice at any time, and could be required to stop or suspend this practice if the conditions of the Credit Agreement were not satisfied.

The primary reason for the Board's decision to suspend the Company's repurchase of eligible Agway Inc. subordinated debentures and Agway Inc. preferred stock was to preserve the Company's liquidity during the implementation phase of its planned divestiture of certain business operations, as discussed in Note 3, and to provide the Company with greater flexibility in the event those divestitures do not go as planned. In addition, because the Company is not currently actively raising capital through new sales of securities, the Board determined that suspending the Company's repurchase practice would become necessary in the near future in order to allow the Company to satisfy the Minimum Capital requirement discussed above under Agway Senior Debt. As of June 30, 2002, the Company had $458,500 of preferred stock, subordinated debentures and other interest bearing debt outstanding.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


9.  DEBT (CONTINUED)

Agway Subordinated Debt (continued)

Subordinated debt at June 30, 2002 and 2001 consists of the following:
                                                                                                        June 2002
                                                                                                    --------------
Subordinated money market certificates, due October 2002 to October 2017,
      interest at a weighted average rate of 8.23% with a range of 5.5% to 9.75%.................   $      421,659
Subordinated debentures, due July 2003, interest at a weighted average rate of 7.92% with a
      range of 7.50% to 8.0%.....................................................................            3,707
                                                                                                    ---------------
Total subordinated debt..........................................................................          425,366
Less:  current portion...........................................................................           36,917
                                                                                                    ---------------
                                                                                                    $      388,449
                                                                                                    ===============


                                                                                                        June 2001
                                                                                                    ---------------
Subordinated money market certificates, due October 2001 to October 2016,
      interest at a weighted average rate of 8.2% with a range of 4.5% to 9.75%..................   $      442,551
Subordinated debentures, due July 2001 to July 2003, interest at a weighted average rate of 7.7%
      with a range of 7.0% to 8.0%...............................................................            6,787
                                                                                                    --------------
Total subordinated debt..........................................................................          449,338
Less:  current portion...........................................................................           47,628
                                                                                                    ---------------
                                                                                                    $      401,710
                                                                                                    ===============

Agway's (formerly AFC's) subordinated debt is not redeemable by the holder. (See discussion of the suspension of the sale of securities and the voluntary repurchase practice relating to subordinated debt of the Company.) The Agway subordinated debt bears interest payable semiannually on January 1 and July 1 of each year. The interest rates of Agway (formerly AFC) money market certificates are at the greater of the stated rate or a rate based upon an average discount rate for U.S. Government Treasury Bills, with maturities of 26 weeks.

Maturities:
Aggregate annual maturities on long-term debt during the next five years ending June 30 and thereafter are as follows:

                                              Capital                                                 Subordinated
                                              Leases            Borrowings            Total               Debt
                                          -------------       -------------       -------------      --------------
2003....................................  $      3,530        $        202        $      3,732       $      36,917
2004....................................         3,475                 169               3,644              42,275
2005....................................         3,374                 123               3,497              49,047
2006....................................         3,325                  98               3,423              33,379
2007....................................         3,052                  98               3,150              52,701
Thereafter..............................         9,834               1,082              10,916             211,047
Imputed interest........................        (9,377)                  0              (9,377)                  0
                                          --------------      -------------       -------------      --------------
Total...................................  $     17,213        $      1,772        $     18,985       $     425,366
                                          ==============      =============       =============      ==============

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

We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies. Our recorded liability in our financial statements reflects those specific issues where we think remediation activities are likely and where we can estimate the cost of remediation. Estimating the extent of our responsibility for a particular site and the method and ultimate cost of remediation of that site require that we make a number of assumptions. As a result, the ultimate outcome of remediation of a site may differ from our estimates. However, we believe that our past experience provides us with a reasonable basis for estimating our liability. When we receive additional information, we adjust our estimates as necessary. While we do not anticipate that any such adjustment will be material to our financial statements, the result of ongoing and/or future environmental studies or other factors could alter this expectation and require that we record additional liabilities. We currently can't determine whether we will incur additional liabilities in the future or, if we do, the extent or amount of such additional liabilities.

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

Agway rents or leases a variety of equipment, vehicles, and building space under operating leases. Rent expense for the years ended June 2002, 2001 and 2000 was approximately $12,500, $12,400 and $13,200, respectively. Future minimum payments under noncancelable operating leases are approximately $8,200, $6,400, $5,400, $5,200 and $4,400 for the years ending June 2003 through 2007, respectively, and approximately $4,100 thereafter.

Other Assets
The sale of the wholesale procurement and supply system was paid for in part by a note receivable in the original amount of $13,300 that was due and payable January 2003. In connection with a refinancing of the obligor in December 2001, we agreed to extend the $12,500 remaining outstanding balance to February 15, 2003, with a possible extension to August 12, 2003 under certain conditions. In connection with this agreement, we became a secured party in an intercreditor agreement with the obligor's bank group. The June 30, 2002 outstanding balance of $11,400 is included in other assets on the balance sheet. The collectibility of that note receivable is subject to the ongoing successful operation of the obligor or our ability, if necessary, to realize value from the security under the intercreditor agreement.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Insurance Coverage
The Company uses various insurance companies to insure its primary casualty insurance risks as well as to obtain various umbrella/excess liability coverages. On October 3, 2001, the Commonwealth Court of Pennsylvania approved the petition of the Pennsylvania Insurance Commissioner for an Order of Liquidation for Reliance Insurance Company (RIC). Agway has obtained insurance coverage from RIC in various segments of its insurance programs since 1991. Presently, Agway has four claims which could be affected by this liquidation. Total covered amounts by RIC on these claims as of June 30, 2002 are estimated at $3,200. In addition, future claims could be affected by this liquidation. The liquidation statute establishes certain priorities for payment of claims. Direct policyholders are one of the top priorities for payment. To the extent, if any, RIC is unable to meet its claim obligations to its policyholders and other creditors, certain state insurance guarantee funds may provide additional sources of claim payments. The Company cannot at this time determine the ultimate outcome of this liquidation, its impact on outstanding and future claims against RIC policies held by Agway, or the impact on the Company's financial results. However, it is anticipated that due to this proceeding, the Company, at a minimum, can expect delays in receiving cash settlement for claims outstanding under RIC policies and that we will not receive full value for such claims. Therefore, the Company has established a $1,500 allowance for loss on amounts reimbursable from RIC.


In July 2002, our surety provider issued cancellation notices relative to $23,900 of surety bonds supporting our insurance programs. This has no impact on our insurance coverage, but it does give our insurance carriers the right to demand payment of the collateral amount provided by the bonds from the issuer of the bonds. If our surety provider chooses to pay cash to our insurers rather than reissue bonds, our surety would have a right to demand cash payment from us. Because of the cancellation notices issued, our insurers have a right to make demand on our surety provider for $4,625 starting late September and for $6,000 starting late October. We dispute the right of the surety provider to cancel the remaining $13,275 at this time but recognize their right to cancel coverage in the spring of 2003 at the scheduled renewal dates. It is unlikely we would meet those demands and still have cash availability sufficient to meet our operating needs. If we were unable to pay, it would constitute a default under our Credit Agreement.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


11.  PREFERRED STOCK

Values are whole numbers except where noted as (000s).

                                                                      Preferred Stock
                                      -----------------------------------------------------------------------------
                                                          Cumulative
                                      --------------------------------------------------    Honorary      Dollar
                                          6%           8%            8%           7%         Member       Amount
                                       Series A     Series B     Series B-1    Series C     Series HM     in 000s
                                      -----------  -----------  -----------  -----------    ---------   -----------
Par Value...........................  $      100   $      100   $      100   $      100   $       25
                                      ===========  ===========  ===========  ===========  ===========
Shares Authorized...................     350,000      250,000      140,000      150,000       80,000
                                      ===========  ===========  ===========  ===========  ===========
Shares Outstanding:
   Balance June 1999................     133,771      234,789       18,010       41,954        2,584    $    42,917
     Issued (redeemed), net.........     (10,451)      (2,044)           0      (19,702)        (100)        (3,222)
                                      -----------  -----------  -----------  -----------  -----------   ------------
   Balance June 2000................     123,320      232,745       18,010       22,252        2,484    $    39,695
     Issued (redeemed), net.........     (10,475)     (2,047)            0       (8,371)        (116)        (2,092)
                                      -----------  -----------  -----------  -----------  -----------   ------------
   Balance June 2001................     112,845      230,698       18,010       13,881        2,368    $    37,603
     Issued (redeemed), net               (6,573)     (26,687)     (16,897)      (5,272)         (93)        (5,546)
                                      -----------  -----------  -----------  -----------  -----------   ------------
   Balance June 2002                     106,272      204,011        1,113        8,609        2,275    $    32,057
                                      ===========  ===========  ===========  ===========  ===========   ============
                                                                      Preferred Stock
                                      ------------------------------------------------------------------------------
                                                          Cumulative
                                      --------------------------------------------------    Honorary
                                          6%           8%            8%           7%         Member
                                       Series A     Series B     Series B-1    Series C    Series HM
                                      -----------  -----------  -----------  -----------  -----------
Annual Dividends Per Share:
   June 2000........................  $     6.00   $     8.00   $     8.00   $     7.00   $     1.50
   June 2001........................  $     6.00   $     8.00   $     8.00   $     7.00   $     1.50
   June 2002........................  $     6.00   $     8.00   $     8.00   $     7.00   $     1.50

Shares Held in Treasury (purchased
 at par value):
   June 2000........................     226,680       17,255      121,990      127,748        1,202
   June 2001........................     237,155       19,302      121,990      136,119        1,331
   June 2002........................     243,728       45,989      138,887      141,391        1,436

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

Agway had historically provided a market by repurchasing, at par, preferred stock as the holders elect to tender the securities for repurchase, subject to Board of Directors' approval. However, we were under no obligation to repurchase preferred stock when presented to us, retained the right to stop or suspend this practice at anytime, and could be required to stop or suspend this practice if the conditions of our primary credit agreement with a syndicated group of lenders were not satisfied. Effective June 14, 2002, we suspended this practice due to the financial condition of the Company at that time, and the uncertainty of the amount and timing of proceeds from our planned divestiture of certain business operations as further described in Notes 2 and 8.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


12.  FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING

Agway reports its continuing operations principally in three business segments as follows:

(1) AGRICULTURE engages in the manufacturing, processing, marketing, and direct distribution of various animal feeds, and farm supplies and services for its farmer-members and other customers primarily in the northeastern United States and Ohio.

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

The Other category within the summary of business segments includes net corporate expenses, the Agway General Agency, pension income, intersegment eliminations and interest. Total assets in the Other column consist principally of discontinued assets, as detailed in Note 3, and other corporate assets, including the pension asset.

As discussed in Note 3, as a result of the discontinuation of certain businesses during the year ended June 30, 2002, the following changes to segments, as previously reported, have been made: The Agriculture segment no longer includes the results of Agronomy and Seedway, and the Leasing and Insurance segments have been deleted. The Country Products Group segment no longer includes Sunflower. The General Agency is now combined in the Other segment.

                                                          Country
                                                          Products
Year ended June 2002                     Agriculture      Group           Energy          Other      Consolidated
--------------------                    -------------   ------------   -------------  ------------   -------------
Net sales and revenues to unaffiliated
   customers..........................  $    229,604    $   135,985    $    533,839   $       506    $    899,934
Intersegment sales and  revenues......             0          4,108             129        (4,237)              0
                                        -------------   ------------   -------------  ------------   -------------
     Total sales and revenues           $    229,604    $   140,093    $    533,968   $    (3,731)   $    899,934
                                        =============   ============   =============  ============   =============

Operating earnings (loss).............  $     (3,012)   $    (2,635)   $     15,002   $    (6,298)   $      3,057
Interest income.......................         2,102             16             746           564           3,428
Interest expense......................        (5,164)        (1,431)         (6,263)      (11,605)        (24,463)
Other income, net.....................          (389)           373           1,009            90           1,083
                                        -------------   ------------   -------------  ------------   -------------
Earnings (loss) from continuing
   operations before income taxes.....  $     (6,463)   $    (3,677)   $     10,494   $   (17,249)   $    (16,895)
                                        =============   ============   =============  ============   =============

Total assets..........................  $      74,031   $     35,714   $    150,233   $ 1,314,382    $  1,574,360
Depreciation and amortization.........          7,474          3,881          8,075         1,378          20,808
Capital expenditures..................            915            784          5,886           200           7,785

                                       73

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


12.  FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING (CONTINUED)

                                                           Country
                                                           Products
Year ended June 2001                      Agriculture       Group           Energy          Other       Consolidated
--------------------                     -------------   -------------   -------------   ------------   -------------
Net sales and revenues to unaffiliated
   customers..........................   $    252,130    $    158,706    $    723,242    $       634    $  1,134,712
Intersegment sales and  revenues......            916           3,721             691         (5,328)              0
                                         -------------   -------------   -------------   ------------   -------------
     Total sales and revenues            $    253,046    $    162,427    $    723,933    $    (4,694)   $  1,134,712
                                         =============   =============   =============   ============   =============

Operating earnings (loss).............   $    (12,312)   $    (10,112)   $     21,297    $    (2,798)   $     (3,925)
Interest income.......................          3,631              68           1,382          1,105           6,186
Interest expense......................         (5,551)         (2,305)         (6,793)       (10,259)        (24,908)
Other income, net.....................            129            (887)          4,186             20           3,448
                                         -------------   -------------   -------------   ------------   -------------
Earnings (loss) from continuing
   operations before income taxes.....   $    (14,103)   $    (13,236)   $     20,072    $   (11,932)   $    (19,199)
                                         =============   =============   =============   ============   =============

Total assets..........................   $     90,057    $     43,185    $    181,800    $ 1,327,755    $  1,642,797
Depreciation and amortization.........          5,749           4,249           8,645          1,714          20,357
Capital expenditures..................          3,102             903          10,974            688          15,667
                                                           Country
                                                           Products
Year ended June 2000..................    Agriculture       Group           Energy           Other      Consolidated
--------------------                     -------------   -------------   -------------   ------------    -------------
Net sales and revenues to unaffiliated
   customers..........................   $    250,133    $    155,823    $    575,568    $       829    $    982,353
Intersegment sales and  revenues......          7,255           3,593             438        (11,286)              0
                                         -------------   -------------   -------------   ------------   -------------
     Total sales and revenues.........   $    257,388    $    159,416    $    576,006    $   (10,457)   $    982,353
                                         =============   =============   =============   ============   =============

Operating earnings (loss).............   $    (11,151)   $     (2,040)   $      9,001    $     1,763    $     (2,427)
Interest income.......................          3,664             153           1,078          2,455           7,350
Interest expense......................         (5,112)         (1,583)         (6,709)        (6,610)        (20,014)
Other income, net.....................          5,375             446          18,655           (159)         24,317
                                         -------------   -------------   -------------   ------------   -------------
Earnings (loss) from continuing
   operations before income taxes.....   $     (7,224)   $     (3,024)   $     22,025    $    (2,551)   $      9,226
                                         =============   =============   =============   ============   =============

Total assets..........................   $    103,513    $     48,855    $    183,462    $ 1,313,840    $  1,649,670
Depreciation and amortization.........          5,134           3,580           8,839          1,756          19,309
Capital expenditures..................         12,485           1,232           6,342            941          21,000


                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


13.  AGRICULTURE REALIGNMENT

In the second quarter of fiscal 2001, the Agway Board of Directors approved a plan (the Agriculture Plan) to realign the Agriculture segment of Agway's business with the continuing concentration of farming and our farmer-members in the northeastern United States. The realignment into a Feed and Nutrition Division and an Agronomy Division has been completed. In addition, a total of 62 locations have been converted to dealers, sold, or closed and 397 employees at these locations have been paid severance. The 62 locations were comprised of 4 feed mills, 12 feed storage and mix locations, 39 agronomy facilities, and 7 farm stores. During the realignment process, gains experienced on the sale of properties have been recognized when realized, inventories have been reduced to their estimated net realizable values, and operating costs during the transition period are recognized when incurred.

As announced on March 6, 2002 (as further described in Note 3), we have decided to exit the agronomy business (among others) and have reported the Agronomy Division operations herein as discontinued operations. Therefore, the financial impact associated with the Agriculture Plan for the years ended June 30, 2002 and 2001, respectively, has been included in the results of continuing and discontinued operations as follows:

                                                                           Fiscal Year Ended June 30, 2002
                                                                           --------------------------------
                                                                             Continuing       Discontinued
                                                                             Operations        Operations
                                                                           --------------    --------------
Net gain (loss)on sale of assets.........................................  $         (20)    $       1,443
Impairment on long-lived assets..........................................              -                 -
Gain (loss) on sale/liquidation of inventory.............................           ( 78)              695
Severance adjustment ....................................................            104                 -
Other transaction costs..................................................           (189)             (459)
                                                                           --------------    --------------
Net gain (loss) on realignment activity..................................  $        (183)    $       1,679
                                                                           ==============    ==============
                                                                           Fiscal Year Ended June 30, 2001
                                                                           --------------------------------
                                                                             Continuing       Discontinued
                                                                             Operations        Operations
                                                                           --------------    --------------
Net gain on sale of assets...............................................  $         462     $         417
Impairment on long-lived assets..........................................           (398)             (373)
Loss on sale/liquidation of inventory....................................            (99)             (261)
Severance cost...........................................................         (1,503)           (1,960)
Other transaction costs..................................................            (38)              (22)
                                                                           --------------    --------------
Net loss on realignment activity.........................................  $      (1,576)    $      (2,199)
                                                                           ==============    ==============

14.  OTHER INCOME (EXPENSE)

The components of other income (expense) for the years ended June 2002, 2001 and 2000 are summarized below:

                                                            2002                2001              2000
                                                       ---------------    ---------------    ---------------
Rent and storage revenue...........................    $          501     $          466     $        2,753
Gain (loss) on disposition of:
     Businesses....................................                 0                  0              1,098
     Other security investments....................              (385)              (509)            (1,044)
     Properties and equipment......................               817              1,537             13,426
Negotiated settlement..............................                 0                  0              5,049
Other, net.........................................               150              1,954              3,035
                                                       ---------------    ---------------    ---------------
                                                       $        1,083     $        3,448     $       24,317
                                                       ===============    ===============    ===============

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


15.  SUPPLEMENTAL DISCLOSURES ABOUT CASH FLOWS

                                                                                 Year Ended
                                                              -------------------------------------------------
                                                                   2002              2001             2000
                                                              -------------     -------------    --------------
Additional disclosure of operating cash flows:
    Cash paid during the year for:
         Interest...........................................  $     25,337      $     25,981     $      20,828
                                                              =============     =============    ==============
         Income taxes.......................................  $        970      $        290     $       2,727
                                                              =============     =============    ==============

Additional disclosure for non-cash investing and financing activities:

     Dividends declared but unpaid at fiscal year-end.......  $      1,307      $      1,521     $       1,592
                                                              =============     =============    ==============
     Note receivable from sale of business..................  $          0      $     12,522     $      -
                                                              =============     =============    ==============
     Capital lease obligations..............................  $      4,600      $     18,900     $       2,595
                                                              =============     =============    ==============

16.  FINANCIAL AND COMMODITY INSTRUMENTS

Fair Value
Carrying amounts of trade notes and accounts receivable, financial instruments included in other assets and other liabilities, notes payable, and accounts payable approximate their fair values because of the short-term maturities of these instruments. The fair value of Agway's long-term debt and subordinated debentures is estimated based on discounted cash flow computations using estimated borrowing rates available to Agway ranging from 5.5% to 9.75% in 2002 and 4.5% to 9.75% in 2001.

The carrying amounts and estimated fair values of Agway's significant financial instruments held for purposes other than trading at June 30, 2002 and 2001 were as follows:

                                                              2002                               2001
                                                 ------------------------------     -------------------------------
                                                   Carrying            Fair           Carrying            Fair
                                                    Amount             Value           Amount             Value
                                                 -------------    -------------     -------------    --------------
Liabilities:
Long-term debt (excluding capital leases)......  $      1,772     $      1,819      $      2,068     $       2,204
Subordinated debentures........................  $    425,366     $         (1)     $    449,338     $     448,717

Agway determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The fair value of Agway's over-the-counter contracts is determined based on quotes from brokers. As of June 30, 2002, the carrying and fair value of Agway's investment in commodity futures and option contracts was an asset of $4,000. As of June 30, 2001, the carrying and fair value of Agway's investment in commodity futures and option contracts was an asset of $1,700.

(1) Fair value of Agway subordinated debentures is not determinable at June 30, 2002. As described in Note 8, effective June 14, 2002, the Company suspended its voluntary practice of repurchasing eligible Agway securities when presented prior to maturity. Furthermore, on October 1, 2002, Agway Inc. intends to file voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)


16.  FINANCIAL AND COMMODITY INSTRUMENTS (CONTINUED)

Off-Balance-Sheet Risk
In the normal course of business, Agway has letters of credit, performance contracts, and other guarantees that are not reflected in the accompanying consolidated balance sheets. In the past, no significant claims have been made against these financial instruments. However, as discussed in Note 2, our surety provider issued cancellation notices relative to $23,900 of surety bonds supporting our insurance programs. This has no impact on our insurance coverage, but it does give our insurance carriers the right to demand payment of the collateral amount provided by the bonds from the issuer of the bonds. If our surety provider chooses to pay cash to our insurers rather than reissue bonds, our surety would have a right to demand cash payment from us. Because of the cancellation notices issued, our insurers have a right to make demand on our surety provider for $4,625 starting late September and for $6,000 starting late October. We dispute the right of the surety to cancel the remaining $13,275 at this time but recognize their right to cancel coverage in the spring of 2003 at the scheduled renewal dates.

Credit Risk
Agway, operating as an agricultural cooperative primarily in the Northeast, has a concentration of accounts receivable due from farmer-members throughout the region. This concentration of agricultural customers may affect Agway's overall credit risk in that the repayment of farmer-member receivables may be affected by inherent risks associated with (1) the overall economic environment of the region; (2) the impact of adverse regional weather conditions on farming; and
(3) changes in the level of government expenditures on farm programs and other changes in government agricultural programs that adversely affect the level of income of farmers. Agway mitigates this credit risk by analyzing farmer-member credit positions prior to extending credit and requiring collateral on long-term arrangements.

Energy extends unsecured credit to petroleum wholesalers and residential fuel-oil customers. The credit function within the Energy and Agriculture businesses manages credit risk associated with these trade receivables by routinely assessing the financial strength of its customers.

Market Risk Commodity Prices
In the normal course of our continuing operations, we have exposure to market risk from price fluctuations associated with commodities such as corn, soy complex, oats, gasoline, distillate and propane. These price fluctuations impact commodity inventories, product gross margins, and anticipated transactions in our Agriculture and Energy businesses. We manage the risk of market price fluctuations of some of these commodities by using commodity derivative instruments. Commodity derivative instruments include exchange-traded futures and option contracts and, in limited circumstances, over-the-counter contracts with third parties. We have policies that specify what we can use commodity derivative instruments for and set limits on the maturity of contracts we enter into and the level of exposure to market price fluctuations that we are trying to protect ourselves against (or hedge). However, because the commodities markets are very volatile, our gains or losses on these contracts might not fully offset the corresponding change in the prices of the underlying commodity, which could lower our earnings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE There were no changes in or disagreements with accountants on accounting or financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
The directors of Agway determine Agway policy. The following directors were nominated on a district representation basis by committees representing members within each district. See page 11, Stockholder, Membership and Control of Agway, for a description of the process of nominating and electing directors. Two of the Company's directors, John R. Cook and Thomas Hardy, resigned effective June 12, 2002. In their letters of resignation to the Board, neither Mr. Hardy nor Mr. Cook expressed any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Separately, at its June 12, 2002 meeting, the Company's Board of Directors decided to reduce the size of the Board from seventeen directors to twelve directors, effective as of the 2002 Agway annual meeting.

In addition to the resignations noted above, three directors, Robert L. Marshman, Carl D. Smith and Joel L. Wenger, will retire from the Board at the end of their current terms.

 Each of the following directors, except Mr. Cardarelli, is a full-time farmer and has been engaged in full-time farming during the past five years:

                                                                                        Year Became
Name                           Age    Office                    Name of Business         A Director    Term Expires
-----------------------      -------  -----------------------   ---------------------   ------------   ------------
Gary K. Van Slyke(1)           59     Chairman of the           VanSlyke's Dairy Farm       1994       October 2003
                                      Board and Director
Andrew J. Gilbert              43     Vice Chairman of the
                                      Board and Director        Adon Farms                  1995       October 2004
Stanley J. Burkholder          52     Director                  Burk-Lea Farms              2001       October 2002
Donald P. Cardarelli           46     Chief Executive Officer   Agway Inc.                  2001       October 2002
                                      and Director
John R. Ligo                   45     Director                  LiTerra                     2001       October 2004
Robert L. Marshman             63     Director                  Marshman Farms              1989       October 2002
Jeffrey B. Martin              43     Director                  Martin Farms                1997       October 2003
Samuel F. Minor                64     Director                  The Spring House            1987       October 2003
Matt E. Rogers                 44     Director                  Roberts Farm                2001       October 2004
Richard H. Skellie             58     Director                  Richland Farms              1999       October 2002
Carl D. Smith                  67     Director                  Hillacre Farms              1984       October 2002
Joel L. Wenger                 71     Director                  Weng-Lea Farms              1987       October 2002
Edwin C. Whitehead             61     Director                  White Ayr Farms             1994       October 2003
Dennis C. Wolff                50     Director                  Pencol Farms                2000       October 2003
William W. Young               49     Director                  Will-O-Crest Farm           1989       October 2004

In addition, Andrew J. Gilbert, Samuel F. Minor, Edwin C. Whitehead, and William
W. Young are also directors of Telmark LLC, Agway's wholly owned leasing subsidiary that is a reporting company under the Securities Exchange Act of 1934, as amended. Gary K. Van Slyke, Chairman of the Board of Directors, earned $60,000 and Andrew J. Gilbert, Vice Chairman of the Board of Directors, earned $46,000 for their services for the year ended June 30, 2002. The Chairman is paid at an annual retainer effective rate of $60,000 and the Vice Chairman is paid at an annual retainer effective rate of $45,000. All other directors receive a retainer of $25,000 per year, paid quarterly, for participation on the Agway Inc. Board. In addition, Board Committee Chairmen earned an additional annual retainer fee of $3,000 and each director of Agway Inc. who was also a member of the Agway Insurance Company or Telmark LLC Board of Directors earned an additional $400 or $1,000, respectively; a fee of $200 was also earned by such directors for each day they were involved in business for the Company other than the days where the Agway Inc. Board of Directors was in session. Expenses of Board members incurred in connection with Company business are reimbursed by Agway.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Any director of Agway may elect to defer compensation for distribution at a later date. Deferred amounts earn interest and may be paid in a lump sum or in annual installments over a period of up to 20 years.

A retirement benefit plan for Board members requires annual payments to retired or permanently disabled directors who served a minimum of six full years as of December 31, 1995. The benefit is computed at $250 for each full year of service and is paid to the director or surviving spouse for a period equal to the years served on the Board through December 31, 1995, the date the plan was terminated. As of June 30, 2002, the present value of accumulated benefits under this plan was approximately $429,200.

(1) All correspondence in relation to operational matters should be addressed to D.P. Cardarelli, President and Chief Executive Officer, Agway Inc., P.O. Box 4933, Syracuse, New York 13221.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

The executive officers of Agway provide operating control to carry out the policies established by the Board of Directors and serve at the discretion of the Board with no guarantee of employment. As of July 1, 2002, Mr. Cardarelli was the only full-time executive officer of Agway who is a member of the Board of Directors. The principal occupation of all executive officers of Agway for the past five years, except for Mr. Lubetkin, has been as an officer or employee of Agway. The following is a listing of these officers as of June 30, 2002:

                                                                                                      Years Served
          Name                      Age      Office                                                    As Officer
-----------------------           ------     ------------------------------------------------------   ------------
Donald P. Cardarelli                46       President and Chief Executive Officer                         11
Daniel J. Edinger                   51       President, Telmark LLC                                         4
John F. Feeney                      41       Corporate Controller                                           3
Christopher W. Fox                  54       Senior Vice President, General Counsel and Secretary           1
Stephen H. Hoefer                   47       Senior Vice President, Public Affairs                          8
Michael R. Hopsicker                37       Executive Vice President, Agriculture and Energy and
                                             President, Agway Energy Products LLC                           6
Roy S. Lubetkin                     45       President, Country Products Group                              1
Karen J. Ohliger                    40       Treasurer                                                      3
Peter J. O'Neill                    55       Senior Vice President, Finance & Control                      13
William L. Parker                   55       Vice President and Chief Information Officer                   7
Gerald R. Seeber                    55       Senior Vice President and Chief Administrative Officer
                                             and Chairman and President, Agway Insurance Group              4
G. Leslie Smith                     59       Vice President and Chief Investment Officer                    5

More detailed biographies of each person listed above are set forth below:

Mr. Cardarelli served as General Manager and CEO from January 1995; as President and CEO from February 1995 to October 2001; and as a President and CEO and Director from October 2001 to present.

Mr. Edinger served as President and Director, Telmark LLC, from February 1988 to present.

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

Mr. Hopsicker served as Director, Financial Planning, Finance & Control, from December 1994 to October 1995; as Director, Business Development, ARS, from October 1995 to April 1996; as Vice President, Agway Energy Products, from April 1996 to July 1997; as President, Agway Energy Products LLC, from July 1997 to October 2001; and as Executive Vice President, Agriculture and Energy and President, Agway Energy Products LLC, from October 2001 to present.

Mr. Lubetkin served as President, Country Products Group, from April 2001 to present. Prior to joining Agway, Mr. Lubetkin served as President, Churny Company (a manufacturer and marketer of specialty foods and subsidiary of Kraft Foods), from February 1995 to February 1999; and as Regional General Manager and Executive Vice President, Metz Baking Company (a commercial manufacturer of fresh baked goods), from February 1999 to March 2000.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Ms. Ohliger served as Assistant Treasurer from September 1992 to August 1998; and as Treasurer from August 1998 to present.

Mr. O'Neill served as Senior Vice President, Finance & Control, Treasurer and Controller, from November 1994 to August 1998; and as Senior Vice President, Finance & Control, from August 1998 to present. Mr. O'Neill is also a Director of Telmark LLC, a wholly owned subsidiary of Agway, and of Planet Polymer Technologies, Inc., of which Agway owns approximately 33% of the outstanding equity.

Mr. Parker served as Vice President, Information Services, from September 1994 to May 1996; and as Vice President, Chief Information Officer, from May 1996 to present.

Mr. Seeber served as President, Agway Insurance Group, from October 1993 to July 1997; as Senior Vice President, Administrative Services and President, Agway Insurance Group, from July 1997 to November 2000; and as Senior Vice President and Chief Administrative Officer and Chairman and President, Agway Insurance Group, from November 2000 to August 28, 2002, at which time he left the Company in connection with the sale of the Agway Insurance Company.

Ms. Smith served as Director, Trust Investments, from September 1993 to April 1997; and as Vice President and Chief Investment Officer from May 1997 to present.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information regarding annual and long-term compensation for services in all capacities to Agway for the years ended June 30, 2002 and 2001 and June 24, 2000 of those persons who served as (i) the chief executive officer (CEO) at any time during the year, and (ii) the other four most highly compensated executive officers of Agway (other than the CEO) who were serving in such capacity at June 30, 2002 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------
                               Annual Compensation
                             -----------------------
Name and                                                                          ALL OTHER
Principal Position               YEAR         SALARY(1)       BONUS(1)(2)      COMPENSATION(3)(4)
-----------------------------   --------   --------------   ---------------    -----------------
Donald P. Cardarelli             2002         $560,040               $0               $21,504
   President and Chief           2001          547,521          332,008                26,059
   Executive Officer             2000          521,548                0                25,530


Michael R. Hopsicker             2002         $373,309         $420,000                $7,122
   Executive Vice                2001          255,008          210,750                 8,390
   President, Agriculture        2000          248,278           51,000                 9,168
   and Energy and
   President, Agway
   Energy Products LLC

Roy S. Lubetkin                  2002         $350,012         $437,567              $255,551
  President,                     2001           60,579           29,167               126,423
  Country Products Group         2000                -                -                     -

Daniel J. Edinger                2002         $230,022         $298,000                $6,831
   President                     2001          230,022          222,680                 8,721
   Telmark LLC                   2000          224,637          184,950                 8,548

Gerald R. Seeber                 2002         $335,020          $67,600               $12,597
   Senior Vice President         2001          276,743          161,003                14,587
   and Chief                     2000          228,288           78,250                15,602
   Administrative Officer
   and Chairman and
   President, Agway
   Insurance Group

(1) Salary and bonus are used in determining the average annual compensation pursuant to the Employees' Retirement Plan of Agway Inc. (see page 84-85). This amount includes all deferred amounts under the Agway Inc. Employees' 401(k) Thrift Investment Plan and the Agway Inc. Employees' Benefit Equalization Plan.

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

(3) Amounts shown for all officers include contributions made by Agway to the Agway Inc. Employees' 401(k)Thrift Investment Plan, the Agway Inc. Employees' Benefit Equalization Plan, the Agway Inc. Employees' Deferred Compensation Program, and any other payments not appropriately characterized as salary or bonus. Additionally, includes premium payment on a supplemental disability insurance policy paid for by the Company.

(4) There were no perquisites paid by Agway in excess of the lesser of $50,000 or 10% of an executive's total salary and bonus for the years disclosed. Except for Mr.Lubetkin. In 2002 and 2001, amounts for Mr. Lubetkin include reimbursement of moving-related expenses incurred in connection with his relocation to Agway Corporate Headquarters, (DeWitt, New York). Total expenses of $248,926 and $125,883 for 2002 and 2001 respectively, include tax "gross ups" of approximately $119,236 and $64,000 for 2002 and 2001, respectively.

ITEM 11.  EXECUTIVE COMPENSATION

CERTAIN AGREEMENTS WITH EXECUTIVES

Agway does not have formal employment contracts with its named executive officers; all officers are considered employees at will. In connection with the announcement by Agway of its intention to pursue a sale of Agway Insurance Company and Telmark, retention incentive agreements were put into place for Mr. Seeber, and Mr. Edinger. Mr. Seeber's retention agreement provides that any voluntary termination of his employment in connection with a sale of the Company will be considered termination for "good reason," thereby entitling him to a severance payment in an amount equal to one times base salary, plus a pro rata portion of his annual and multi-year incentive bonuses through the date of sale. In addition, if Mr. Seeber remains employed as President of Agway Insurance through the date of sale prior to December 31, 2002 (or March 31, 2003 if a definitive agreement of sale has been executed prior to December 31, 2002), he will receive an incentive bonus equal to the greater of 2% of the gross sale price for the company or $338,000. However, no amount will be paid if Mr. Seeber continues his employment with Agway following the date of sale.

The current retention agreement with Mr. Edinger provides that any voluntary termination of his employment in connection with a sale of the Company will be considered termination for "good reason," thereby entitling him to a severance payment in an amount equal to one times base salary, plus a pro rata portion of his annual bonus accrued through the date of sale. In addition, if Mr. Edinger remains employed as President of the Company during the period ended September 30, 2003, he will receive a retention incentive of up to $230,022, with 50% payable on March 31, 2003 and 50% payable on September 30, 2003. In the event Mr. Edinger is employed on the date of a sale of the Company to a third party on or prior to September 30, 2003, the unpaid portion of the foregoing incentive will be accelerated; in addition, Mr. Edinger will receive an incentive bonus payment of $985,000 in connection with the sale, less any amounts payable in connection with the sale or previously paid under the retention agreement.

The amount payable to both Mr. Seeber and Mr. Edinger are subject to reduction to the extent necessary to avoid adverse tax consequences under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended.

Each of the Company's named executive officers have incentive compensation arrangements related to the achievement of specific goals established in advance, which are typically tied to financial performance of a division or subsidiary. Those incentive arrangements also provide that, in the event the officer leaves for good reason, is terminated without cause, dies, retires or becomes permanently disabled (each as defined in the incentive arrangements), the officer will receive 100% (200% in the case of Mr. Cardarelli and 150% in the case of Mr. Lubetkin) of annual base salary, plus the pro rata payment of the incentive amounts accrued the relevant date. In the event of a change of control during the plan period, the officer will receive 100% (200% in the case of Mr. Cardarelli and 150% in the case of Mr. Lubetkin) of annual base salary, plus payment of the entire incentive amount. In addition, the officers will be eligible to benefit continuation and may also receive outplacement services.

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

                               PENSION PLAN TABLE
                                  (NEW FORMULA)
                            YEARS OF CREDITED SERVICE
-------------------------------------------------------------------------------------------------------------------
 3-YEAR AVERAGE
  REMUNERATION         5              10          15              20             25           30            35
----------------  -----------  -----------   -------------   ------------   -----------   -----------  ------------
    $300,000          $21,200    $ 40,300      $  59,400      $  77,100      $  94,800      $111,000      $127,300
     350,000           24,800      47,000         69,300         89,900        110,600       129,500       148,500
     400,000           28,300      53,700         79,200        102,800        126,400       148,000       169,700
     450,000           31,800      60,500         89,100        115,600        142,100       166,500       190,900
     500,000           35,400      67,200         99,000        128,500        157,900       185,100       212,200
     550,000           38,900      73,900        108,900        141,300        173,700       203,600       233,400
     600,000           42,400      80,600        118,800        154,200        189,500       222,100       254,600
     650,000           46,000      87,300        128,700        167,000        205,300       240,600       275,800
     700,000           49,500      94,100        138,600        179,900        221,100       259,100       297,000
     750,000           53,000     100,800        148,500        192,700        236,900       277,600       318,200
     800,000           56,600     107,500        158,400        205,600        252,700       296,100       339,500
     850,000           60,100     114,200        168,300        218,400        268,500       314,600       360,700
     900,000           63,600     120,900        178,200        231,300        284,300       333,100       381,900
     950,000           67,200     127,700        188,100        244,100        300,100       351,600       403,100

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

                               PENSION PLAN TABLE
                                  (OLD FORMULA)
                            YEARS OF CREDITED SERVICE
-------------------------------------------------------------------------------------------------------------------
 3-YEAR AVERAGE
  REMUNERATION         5              10          15              20             25           30            35
----------------  -----------  -----------   -------------   ------------   -----------   -----------  ------------
    $300,000         $24,000    $  48,000      $  72,000       $  96,000      $120,000      $144,000      $168,000
     350,000          28,000       56,000         84,000         112,000       140,000       168,000       196,000
     400,000          32,000       64,000         96,000         128,000       160,000       192,000       224,000
     450,000          36,000       72,000        108,000         144,000       180,000       216,000       252,000
     500,000          40,000       80,000        120,000         160,000       200,000       240,000       280,000
     550,000          44,000       88,000        132,000         176,000       220,000       264,000       308,000
     600,000          48,000       96,000        144,000         192,000       240,000       288,000       336,000
     650,000          52,000      104,000        156,000         208,000       260,000       312,000       364,000
     700,000          56,000      112,000        168,000         224,000       280,000       336,000       392,000
     750,000          60,000      120,000        180,000         240,000       300,000       360,000       420,000
     800,000          64,000      128,000        192,000         256,000       320,000       384,000       448,000
     850,000          68,000      136,000        204,000         272,000       340,000       408,000       476,000
     900,000          72,000      144,000        216,000         288,000       360,000       432,000       504,000
     950,000          76,000      152,000        228,000         304,000       380,000       456,000       532,000

amounts under the Retirement Plan may be subject to reduction because of the limitations imposed under the Internal Revenue Code. The extent of any reduction in payments from the Retirement Plan will vary in individual cases according to circumstances existing at the time pension payments commence. The Agway Inc. Employees' Benefit Equalization Plan is a non-qualified plan established to provide that the amount of any reduction in annual pension benefits under the Retirement Plan will be paid by Agway Inc. Under terms of an amendment to the Retirement Plan, adopted by the Agway Inc. Board of Directors on May 1, 2002, the Human Resources Committee of the Agway Inc. Board of Directors may, at its discretion from time to time, direct non-discriminatory qualified supplemental retirement benefits initially restricted from payment by the Retirement Plan, and otherwise payable from the Benefit Equalization Plan, to be paid by the Retirement Plan. As discussed in Note 6, on August 1, 2002, subsequent to the Company's fiscal year ended June 30, 2002, the Human Resources Committee approved a non-discriminatory benefit. this change will not impact the total benefit payable to affected participants.

The benefits shown are computed on a straight line basis and do not reflect an offset for up to 50% of the Social Security benefit, subject to certain minimum benefits. Also, the benefits are based on continuing the Retirement Plan's benefit formulas as in effect on June 2002. as of June 2002, the named executive officers and their respective number of credited years of service under the Retirement Plan were as follows: Messrs. Cardarelli, 17; Edinger, 23; Hopsicker, 13; Lubetkin, 1; and Seeber, 32. "Compensation" is defined as the regular salary or wages, as reported in the Salary column of the Summary Compensation Table, which is paid to an employee for services rendered to Agway, including overtime, vacation pay, or special pay and bonuses as reported in the Bonus Column of the Executive Compensation disclosure on page 82.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                             PAGE
     (A) INDEX TO DOCUMENT LIST                                                                            LOCATION
                                                                                                           --------
         (1)  FINANCIAL STATEMENTS

              Among the responses to this Item 14(a)(1) are the following financial statements, which are included in Item 8 on page 39:

              (i)   Report of Independent Accountants.........................................................   41

              (ii)  Consolidated Balance Sheets, June 30, 2002 and June 30, 2001 .............................   42

              (iii) Consolidated Statements of Operations, fiscal years ended June 30, 2002, June 30, 2001
                      and June 24, 2000.......................................................................   43

              (iv)  Consolidated Statements of Comprehensive Income, fiscal years ended June 30, 2002,
                      June 30, 2001 and June 24, 2000.........................................................   44

              (v)   Consolidated Statements of Changes in Shareholders' Equity, fiscal years ended
                      June 30, 2002, June 30, 2001 and June 24, 2000..........................................   45

              (vi)  Consolidated Statements of Cash Flow, fiscal years ended June 30, 2002, June 30, 2001
                      and June 24, 2000.......................................................................   46

              (vii) Notes to Consolidated Financial Statements................................................   47

         (2)  FINANCIAL STATEMENT SCHEDULES

              (i)   The following schedules are presented:

                    Schedule I       -     Condensed Financial Information of Registrant, each of
                                           the three years in the period ended June 30, 2002..................   88

                    Schedule II      -     Valuation and Qualifying Accounts, fiscal years ended
                                           June 30, 2002, June 30, 2001 and June 24, 2000.....................   92

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
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                    JUNE 30,            JUNE 30,
                                                                                      2002                2001
                                                                                  -------------      --------------
Current assets:
     Cash.......................................................................  $      5,801       $       5,244
     Trade accounts receivable (including notes receivable of $1,426 and
         $0, respectively), less allowance for doubtful accounts of
         $2,526 and $1,823, respectively........................................        25,658              28,448
     Inventories................................................................        12,186              13,831
     Operating advance receivables from subsidiaries, net.......................        40,065              86,163
     Other current assets.......................................................        27,068              44,597
                                                                                  -------------      --------------
         Total current assets...................................................       110,778             178,283

Investments in subsidiaries.....................................................        72,905              65,390

Properties and equipment, net...................................................        45,161              54,133

Net pension asset...............................................................       223,649             229,678

Other assets  ..................................................................        15,215              21,811

Total assets and investments in discontinued operations.........................       314,446             363,806
                                                                                  -------------      --------------

         Total assets...........................................................  $    782,154       $     913,101
                                                                                  =============      ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................................................  $     10,584       $      11,035
     Other current liabilities..................................................       125,954             153,061
                                                                                  -------------      --------------
         Total current liabilities..............................................       136,538             164,096

Other liabilities...............................................................       476,352             516,717

Total liabilities of discontinued operations....................................       105,162              62,958

Shareholders' equity............................................................        64,102             169,330
                                                                                  -------------      --------------

         Total liabilities and shareholders' equity.............................  $    782,154       $     913,101
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
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)

                                                                 JUNE 30,         JUNE 30,           JUNE 24,
                                                                   2002             2001              2000
                                                              -------------     -------------     -------------
Total net sales and revenues from product sales.............  $    281,086      $    305,999      $    311,720

Cost and expenses from:
     Products and plant operations..........................       251,560           271,930           276,290
     Selling, general and administrative activities.........        41,198            52,416            45,489
                                                              --------------    -------------     -------------
         Total operating costs and expenses.................       292,758           324,346           321,779
                                                              --------------    -------------     -------------

Operating loss..............................................       (11,672)          (18,347)          (10,059)
Interest expense, net.......................................       (16,706)          (13,344)           (6,298)
Other income, net...........................................          (243)              477             9,690
                                                              --------------    -------------     -------------
Earnings (loss) from operations before income taxes
     and equity in earnings of subsidiaries ................       (28,621)          (31,214)           (6,667)
Income tax (expense) benefit ...............................         3,746            16,518             6,064
                                                              --------------    -------------     -------------
Income (loss) before equity in earnings of subsidiaries.....       (24,875)          (14,696)             (603)
Equity in earnings (loss) of unconsolidated subsidiaries....         7,324             5,193             5,653
                                                              --------------    -------------     -------------
Earnings from continuing operations.........................       (17,551)           (9,503)            5,050
Discontinued operations:
     Earnings (Loss)from operations, net of tax expense
         (benefit) of $2,168, $3,890 and $(4,625),
          respectively......................................         4,740             1,633           (12,085)
     Loss on disposal, net of tax (benefit) of
         $(17,800), $0 and $(1,278), respectively...........       (85,436)                0            (2,342)
                                                              --------------    -------------     -------------
Earnings (Loss) from discontinued operations................       (80,696)            1,633           (14,427)

Loss before cumulative effect of an accounting change.......       (98,247)           (7,870)           (9,377)
Cumulative effect of accounting change, net of tax
     benefit of $723........................................             0            (1,057)                0
                                                              --------------    -------------     -------------
Net earnings (loss).........................................       (98,247)           (8,927)           (9,377)
Retained earnings - beginning of year.......................       129,343           141,221           153,763
Dividends...................................................        (2,659)           (2,951)           (3,165)
                                                              --------------    -------------     -------------
Retained earnings - end of year.............................  $     28,437      $    129,343      $    141,221
                                                              ==============    =============     =============

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------
                          AGWAY INC. (PARENT CO. ONLY)
                        CONDENSED STATEMENTS OF CASH FLOW
                             (THOUSANDS OF DOLLARS)

                                                                 JUNE 30,           JUNE 30,            JUNE 24,
                                                                   2002               2001                2000
                                                              -------------       -------------      --------------
Net cash flows from (used in) continuing operations........   $     53,600        $    (38,271)      $     (28,785)
Net cash flows from (used in) discontinued operations......          1,502              33,006              11,685
                                                              -------------       -------------      --------------
Net cash flows from (used in) operating activities.........         55,102              (5,265)            (17,100)
Cash flows from investing activities:
     Purchases of property, plant and equipment............         (1,526)             (4,303)            (13,345)
     Proceeds from disposal of business....................              0                   0               2,615
     Disposition of properties and equipment...............          6,071               6,473                 229
     Other.................................................           (385)                600                (749)
                                                              -------------       -------------      --------------
Net cash flows used in investing activities................          4,160               2,770             (11,250)
Cash flows from financing activities:
     Net change in short-term notes payable................        (27,162)            (40,558)             63,400
     Proceeds from sale of subordinated debt...............         79,200             179,729             124,676
     Redemption of subordinated debt.......................       (103,172)           (167,820)           (135,869)
     Payments on capitalized leases........................         (5,254)             12,153               2,259
     Cash dividends paid...................................         (2,874)                  0              (3,275)
     Other.................................................              0                (150)             (3,700)
                                                              -------------       -------------      --------------
Net cash flows used in financing activities................        (59,262)            (16,646)             47,491
Net increase in cash and equivalents.......................              0             (19,141)             19,141
Cash and equivalents at beginning of year..................              0              19,141                   0
                                                              -------------       -------------      --------------
Cash and equivalents at end of year........................   $          0        $          0       $      19,141
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

INVENTORIES
Inventories consist of the following:

                                                                                    JUNE 2002           JUNE 2001
                                                                                  -------------      --------------
Finished goods..................................................................  $      1,029       $       1,871
Raw materials...................................................................        10,086              10,690
Supplies........................................................................         1,071               1,270
                                                                                  -------------      --------------
                                                                                  $     12,186       $      13,831
                                                                                  =============      ==============

RELATED PARTY TRANSACTIONS
Transactions between Agway Inc. and its unconsolidated subsidiaries are as follows:

                                                                               YEARS ENDED
                                                              ----------------------------------------------
                                                                JUNE 2002        JUNE 2001       JUNE 2000
                                                              ------------     -------------    ------------
Net sales and revenues......................................  $       222      $          0     $       198
Product and plant operation expenses........................        1,244             2,837           2,873
Recovery of selling, general and administrative expenses....        7,818             8,026          12,778
Interest income, net........................................  $    (4,028)     $     (5,520)    $    (6,624)

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

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                   COL. A                              COL. B              COL. C              COL. D       COL. E
---------------------------------------------------------------------------------------------------------------------
                                                                          ADDITIONS
                                                       BALANCE      CHARGED TO  CHARGED TO                  BALANCE
                                                     AT BEGINNING    COSTS AND    OTHER                      AT END
                 DESCRIPTION                          OF PERIOD      EXPENSES    ACCOUNTS     DEDUCTIONS   OF PERIOD
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 30, 2002
---------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from assets to which they apply:
     Allowance for doubtful notes and accounts
         receivable (current)......................  $   7,355      $   1,532     $      0    $  4,164(a)   $   4,723
                                                     =========      =========     ========    ===========   =========
     Reserve for other security investments........  $     871      $       0     $      0    $    32       $     839
                                                     =========      =========     ========    ===========   =========
     Reserve for obsolete and slow moving inventory  $     644      $      85     $      0    $   437       $     292
                                                     =========      =========     ========    ===========   =========
     Surplus property reserve......................  $     174      $       0     $      0    $     0       $     174
                                                     =========      =========     ========    ===========   =========
     Income tax valuation allowance-continuing
         operations................................  $   1,514      $   7,319     $      0    $     0       $   8,832
                                                     =========      =========     ========    ===========   =========
     Income tax valuation allowance-discontinued
         operations................................  $       0      $  16,417     $      0    $     0       $  16,417
                                                     =========      =========     ========    ===========   =========
-------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 30, 2001
-------------------------------------------------------------------------------------------------------------------

Reserves deducted in the balance sheet from assets to which they apply:
     Allowance for doubtful notes and accounts
         receivable (current)....................    $   5,222      $   5,480     $      0    $  3,347(a)   $   7,355
                                                     =========      =========     ========    ===========   =========
     Reserve for other security investments......    $   1,427      $     509     $      0    $  1,065      $     871
                                                     =========      =========     ========    ===========   =========
     Reserve for obsolete and slow moving inventory  $     428      $     343     $      0    $    127      $     644
                                                     =========      =========     ========    ===========   =========
     Surplus property reserve....................    $     623      $       0     $      0    $    449(b)   $     174
                                                     =========      =========     ========    ===========   =========
     Income tax valuation allowance-continuing
         operations..............................    $       0      $   1,514     $      0    $     0       $   1,514
                                                     =========      =========     ========    ===========   =========
-------------------------------------------------------------------------------------------------------------------
                                         for the year ended June 24, 2000
-------------------------------------------------------------------------------------------------------------------

Reserves deducted in the balance sheet from assets to which they apply:
     Allowance for doubtful notes and accounts
         receivable (current)......................  $   4,317      $   1,658     $      0   $     753(a)   $   5,222
                                                     =========      =========     ========   ============   =========
     Reserve for other security investments........  $   1,010      $     417     $      0   $       0      $   1,427
                                                     =========      =========     ========   ============   =========
     Reserve for obsolete and slow moving inventory  $     683      $      13     $      0   $     268      $     428
                                                     =========      =========     ========   ============   =========
     Surplus property reserve......................  $     623      $       0     $      0   $      0       $     623
                                                     =========      =========     ========   ============   =========

(a)  Accounts charged off, net of recoveries.
(b)  Locations sold.

ITEM 14(B).       REPORTS ON FORM 8-K

                  AGWAY FILED REPORTS ON FORM 8-K DURING THE FOURTH QUARTER OF THE COMPANY'S FISCAL YEAR ENDED JUNE 30, 2002, AS FOLLOWS:

                  May 15, 2002
                  ------------
                  To provide restated audited financial statements as of June 30, 2001 and June 24, 2000 and for each of the three fiscal years in the period ended June 30, 2001 that reflect the businesses to be divested, as previously disclosed on March 6, 2002, as discontinued operations.

                  May 23, 2002
                  ------------
                  To provide an update on the divestment process. The process to sell Agway Insurance, Agronomy and Seedway is moving along on schedule. With respect to the sale of Telmark, after lengthy negotiations, Agway and a potential buyer were unable to reach final agreement on a sale of Telmark. At this stage, the impact of the delay in the sale of Telmark on our liquidity cannot be predicted with certainty.

                  June 17, 2002
                  -------------
                  To announce that effective June 14, 2002, the Board of Directors of Agway Inc. determined to suspend the Company's historic practice of repurchasing, at face value, eligible Agway Inc. subordinated debentures prior to maturity and preferred stock when presented for repurchase. We additionally announced several events that have occurred recently that significantly impact the Company's business prospects and our ability to meet our payment obligations relating to the securities. Finally, we announced that two of the Company's directors, John R. Cook and Thomas Hardy, have resigned effective June 12, 2002 and did not express any disagreement with the Company on any matter. In addition, the Company's Board of Directors decided to reduce the size of the Board from seventeen directors to twelve directors effective as of the date of the Company's 2002 annual meeting..

                  AGWAY FILED REPORTS ON FORM 8-K SUBSEQUENTLY TO JUNE 30, 2002, BUT PRIOR TO FILING OF THIS FORM 10-K DATED JUNE 30, 2002, AS
                  FOLLOWS:

                  July 31, 2002
                  -------------
                  To announce that Agway Inc. and GROWMARK, Inc. signed a Letter of Intent that provides GROWMARK with exclusive rights to negotiate for the possible acquisition of Agway's Agronomy and Seedway businesses and related assets.

                  September 4, 2002
                  -----------------
                  On August 28, 2002, Agway announced the completion of the sale of its wholly owned insurance subsidiary, Agway Insurance Company, to Indiana Farm Bureau Insurance Companies.

                  September 13, 2002
                  ------------------
                  To announce that CHS Cooperatives and Agway Inc. announced that they signed a definitive agreement under which the Harvest States Division of CHS will acquire Agway's Grandin, N.D.- based Sunflower business.

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

                  3(c)   - Agway Inc.  By-Laws,  as  amended  May 2, 2002, filed
                           by reference to Exhibit 3(d) of Form 10-Q as of March 31, 2002, dated May 15, 2002.

                  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES. (SEE ALSO 3(A), (B) AND (C) ABOVE.)

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

                  4(b)   - The  Indenture  dated  as  of  September  1,  1985,
                           between Agway Inc. and Key Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 8% per annum) due October 31, 2005, and Subordinated Money Market Certificates (Minimum 7.5% per annum) due October 31, 2005, filed by reference to Exhibit 4 of the Registration Statement (Form S-2), File No. 2- 99905, dated August 27, 1985.

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

ITEM 14(C)(1). EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

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

                  10(i)  - Second  Amendment  and  Waiver  to Credit  Agreement,
                           dated January 31, 2002, filed by reference to Exhibit 10(k) of Form 10-Q as of December 31, 2001, dated February 4, 2002.

                  10(j)  - Third  Amendment  and  Waiver  to  Credit  Agreement,
                           dated April 3, 2002, filed by reference to Exhibit 10(l) of Form 10-Q as of March 31, 2002, dated May 15, 2002.

                  10(k)  - Waiver  to  Credit  Agreement,  dated  May 13,  2002, filed by reference to Exhibit 10(m) of form 10-Q as of March 31, 2002, dated May 15, 2002.

                  (ii) The following exhibits are filed as a separate section of this report:

                  ARTICLES OF INCORPORATION AND BY-LAWS

                   3(d) - Restated Certificate of Incorporation dated October 3, 1989, filed herewith.

                  MATERIAL CONTRACTS

                  10(l) - Consent and Fourth Amendment to Credit Agreement, dated July 30, 2002, filed herewith.

                  10(m) - Consent  and  Fifth  Amendment  to  Credit  Agreement,
                          dated September 13, 2002, filed herewith.

                  10(n) - Directors - Deferred Compensation Agreement, filed herewith.

                  10(o) - Board Officers - Deferred Compensation Agreement, filed herewith.

ITEM 14(C)(1).  EXHIBITS   REQUIRED  BY  SECURITIES  AND  EXCHANGE  COMMISSION
                REGULATION S-K

                  MATERIAL CONTRACTS (CONTINUED)

                  10(p)  - Incentive plans for period beginning July 1, 2002 for
                           Mr. Donald P. Cardarelli, filed  herewith.

                  10(q)  - Incentive plans for period beginning July 1, 2003 for
                           Mr. Donald P. Cardarelli, filed herewith.

                  10(r)  - Incentive plans for period beginning July 1, 2002 for
                           Mr. Michael R. Hopsicker, filed herewith.

                  10(s)  - Incentive plans for period beginning July 1, 2003 for
                           Mr. Michael R. Hopsicker, filed herewith.

                  10(t)  - Letter dated  October 26, 2001 between Mr. Michael R.
                           Hopsicker   and   Mr.  Donald  P. Cardarelli,  filed
                           herewith.

                  10(u)  - Letter dated April 20, 2001 between Mr. Roy Lubetkin and Mr. Donald P. Cardarelli, filed herewith.

                  10(v)  - Indemnification  agreement  dated  April  30,  2001 between Agway and Mr. Roy Lubetkin, filed herewith.

                  10(w) - Incentive plans for period  beginning July 1, 2002 for
                          Mr. Roy Lubetkin, filed herewith.

                  10(x) - Incentive plans for period  beginning July 1, 2003 for
                          Mr. Roy Lubetkin, filed herewith.

                  10(y) - Incentive plans for period  beginning July 1, 2002 for
                          Mr. Dan Edinger, filed herewith.

                  10(z) - Incentive plans for period  beginning July 1, 2003 for
                          Mr. Dan Edinger, filed herewith.

                  10(aa)- Letter  dated  September 26, 2002 to Mr. D. J. Edinger from Mr. Donald P. Cardarelli concerning stay pay, filed herewith.

                  10(ab)- Incentive  plans for period beginning July 1, 2002 for
                          Mr. Jerry Seeber, filed herewith.

                  10(ac)- Letter dated January 14, 2002 to Mr. G. R. Seeber from
                          Mr. Donald P. Cardarelli concerning stay pay, filed herewith.

                  10(ad)- Stock Purchase Agreement Between Agway Inc. and United
                          Farm Family Mutual Insurance Company, dated June 14, 2002, filed herewith.

                  10(ae)- Asset  Purchase  Agreement  By and Between Agway, Inc.
                          and Cenex Harvest States Cooperatives, dated as of September 10, 2002, filed herewith.

                  12    - STATEMENT RE COMPUTATION OF RATIOS

                  21    - SUBSIDIARIES OF THE REGISTRANT

                  23    - CONSENTS OF EXPERTS AND COUNSEL

                  99    - SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS
                          - - 99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          - - 99.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AGWAY INC.
                                  (Registrant)

                                   By     /s/ Donald P. Cardarelli
                                      -----------------------------------------
                                             DONALD P. CARDARELLI
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                AND DIRECTOR
                                          (PRINCIPAL EXECUTIVE OFFICER)


                                   Date       September 27, 2002
                                        ----------------------------------------

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

                      SIGNATURE                        TITLE                                           DATE
                      ---------                        -----                                           ----


           /s/ Donald P. Cardarelli                    President and Chief Executive             September 27, 2002
            (DONALD P. CARDARELLI)                         Officer and Director
                                                           (Principal Executive Officer)



             /s/ Peter J. O'Neill                      Senior Vice President,                    September 27, 2002
              (PETER J. O'NEILL)                           Finance & Control
                                                           (Principal Financial Officer
                                                           & Principal Accounting Officer)



             /s/ Gary K. Van Slyke                     Chairman of the                           September 27, 2002
              (GARY K. VAN SLYKE)                          Board and Director



             /s/ Andrew J. Gilbert                     Vice Chairman of the                      September 27, 2002
              (ANDREW J. GILBERT)                          Board and Director



           /s/ Stanley J. Burkholder                   Director                                  September 27, 2002
           (STANLEY J. BURKHOLDER)



               /s/ John R. Ligo                        Director                                  September 27, 2002
                (JOHN R. LIGO)





                   SIGNATURE                           TITLE                                           DATE
                   ---------                           ------                                          ----


            /s/ Robert L. Marshman                     Director                                  September 27, 2002
             (ROBERT L. MARSHMAN)



             /s/ Jeffrey B. Martin                     Director                                  September 27, 2002
              (JEFFREY B. MARTIN)



              /s/ Samuel F. Minor                      Director                                  September 27, 2002
               (SAMUEL F. MINOR)



              /s/ Matt E. Rogers                       Director                                  September 27, 2002
               (MATT E. ROGERS)



            /s/ Richard H. Skellie                     Director                                  September 27, 2002
             (RICHARD H. SKELLIE)



               /s/ Carl D. Smith                       Director                                  September 27, 2002
                (CARL D. SMITH)



              /s/ Joel L. Wenger                       Director                                  September 27, 2002
               (JOEL L. WENGER)



            /s/ Edwin C. Whitehead                     Director                                  September 27, 2002
             (EDWIN C. WHITEHEAD)



              /s/ Dennis C. Wolff                      Director                                  September 27, 2002
               (DENNIS C. WOLFF)



             /s/ William W. Young                      Director                                  September 27, 2002
              (WILLIAM W. YOUNG)

               CERTIFICATIONS UNDER NEW EXCHANGE ACT RULES 13A-14
               --------------------------------------------------

                     AND 15D-14 OF THE EXCHANGE ACT OF 1934
                     --------------------------------------


I, Donald P. Cardarelli, certify that:

1.   I have reviewed this annual report on Form 10-K of Agway Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:    September 27, 2002
         --------------------------------------------

         /s/ Donald P. Cardarelli
         --------------------------------------------
         Donald P. Cardarelli
         President and Chief Executive Officer

               CERTIFICATIONS UNDER NEW EXCHANGE ACT RULES 13A-14
               --------------------------------------------------

                     AND 15D-14 OF THE EXCHANGE ACT OF 1934
                     --------------------------------------


I, Peter J. O'Neill, certify that:

1.   I have reviewed this annual report on Form 10-K of Agway Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:    September 27, 2002
         --------------------------------------------

         /s/ Peter J. O'Neill
         --------------------------------------------
         Peter J. O'Neill
         Senior Vice President, Finance & Control

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

As of the date of this filing on Form 10-K, the Registrant has not had available to be sent to security holders the annual report for fiscal year ended June 30, 2002. Subsequent to the filing of the annual report on Form 10-K, the Registrant shall furnish security holders and the Commission with the annual report.

                                    AGWAY INC.
                                    FORM 10-K
                                    JUNE 2002
                                  EXHIBIT INDEX

Exhibit
Number       Title
-------      -----
( 3)         Articles of incorporation and by-laws
             (d)  -   Restated articles of incorporation, dated as of October 3, 1989

(10)         Material contracts
             (l)  -   Consent and Fourth Amendment to Credit Agreement, dated July 30, 2002
             (m)  -   Consent and Fifth Amendment to Credit Agreement, dated  September 13, 2002
             (n)  -   Directors - Deferred Compensation Agreement
             (o)  -   Board Officers - Deferred Compensation Agreement
             (p)  -   Incentive plans for period beginning July 1, 2002 for Mr. Donald P. Cardarelli
             (q)  -   Incentive plans for period beginning July 1, 2003 for Mr. Donald P. Cardarelli
             (r)  -   Incentive plans for period beginning July 1, 2002 for Mr. Michael R. Hopsicker
             (s)  -   Incentive plans for period beginning July 1, 2003 for Mr. Michael R. Hopsicker
             (t)  -   Letter dated October 26, 2001 between Mr. Michael R. Hopsicker and Mr. Donald P. Cardarelli
             (u)  -   Letter dated April 20, 2001 between Mr. Roy Lubetkin and Mr. Donald P. Cardarelli
             (v)  -   Indemnification agreement dated April 30, 2001 between Agway and Mr. Roy Lubetkin
             (w)  -   Incentive plans for period beginning July 1, 2002 for Mr. Roy Lubetkin
             (x)  -   Incentive plans for period beginning July 1, 2003 for Mr. Roy Lubetkin
             (y)  -   Incentive plans for period beginning July 1, 2002 for Mr. Dan Edinger
             (z)  -   Incentive plans for period beginning July 1, 2003 for Mr. Dan Edinger
             (aa) -   Letter dated September 26, 2002 to Mr. D. J. Edinger from Mr. Donald P. Cardarelli concerning stay pay
             (ab) -   Incentive plans for period beginning July 1, 2002 for Mr. Jerry Seeber
             (ac) -   Letter dated January 14, 2002 to Mr. G. R. Seeber from Mr. Donald P. Cardarelli concerning stay pay
             (ad) -   Stock Purchase Agreement Between Agway Inc. and United Farm Family Mutual Insurance
                      Company, dated June 14, 2002
             (ae) -   Asset Purchase Agreement By and Between Agway, Inc. and Cenex Harvest States
                      Cooperatives, dated as of September 10, 2002

(12)         Statement re computation of ratios

(21)         Subsidiaries of the registrant

(23)         Consents of experts and counsel

(99)         Sarbanes-Oxley Act of 2002 Certifications
             - -  99.1 Certification of Chief Executive Officer
             - -  99.2 Certification of Chief Financial Officer

Note: The annual report on Form 11-K for the year ended June 30, 2002 of Agway Inc. Employees' 401(k) Thrift Investment Plan will be filed separately at a later date.