Form 10-Q
period 2002-09-30
AGWAY INC
filed 2002-11-14
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--
ACT OF 1934
For the quarterly period ended September 30, 2002
                               ------------------

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





             Class                               Outstanding at November 8, 2002
------------------------------------------------ -------------------------------
Membership Common Stock, $25 par value per share             96,447 shares

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                                                             PAGE NO.
                                                                                                             --------
PART I.    FINANCIAL INFORMATION
-------    ---------------------

           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as  of  September 30, 2002  and June 30, 2002.................   3

           Condensed Consolidated Statements of Operations and Retained Earnings for the three months ended
           September 30, 2002 and September 30, 2001...........................................................   4

           Consolidated Statements of Comprehensive Income for the three months ended September 30, 2002
           and September 30, 2001..............................................................................   5

           Condensed Consolidated Cash Flow Statements for the three months ended September 30, 2002
           and September 30, 2001..............................................................................   6

           Notes to Condensed Consolidated Financial Statements................................................   7

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......  21

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................  32

           Item 4.  Controls & Procedures......................................................................  33

PART II.   OTHER INFORMATION
--------   -----------------

           Item 3.  Defaults Upon Senior Indebtedness..........................................................  34

           Item 6.  Exhibits and Reports on Form 8-K...........................................................  34

           SIGNATURES..........................................................................................  40

           Certifications Under New Exchange Act Rules 13a-14 and 15d-14 of the Exchange Act of 1934...........  41


                          PART I. FINANCIAL INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                  Item 1. CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)


                                                                         September 30,                June 30,
                                                                              2002                      2002
                                                                       ------------------------  ------------------
ASSETS                                                                     (Unaudited)
Current Assets:

     Cash............................................................  $           6,095         $                0
     Trade accounts receivable (including notes receivable of
         $2,019 and $1,988, respectively), less allowance for
         doubtful accounts of $5,364 and $4,723, respectively........             74,277                     76,733
     Advances and other receivables..................................              7,565                      4,757
     Inventories:
         Raw materials...............................................                441                        954
         Finished goods..............................................             29,248                     26,322
         Goods in transit and supplies...............................              1,369                      1,902
                                                                       ------------------------  ------------------
              Total inventories......................................             31,058                     29,178
     Deferred tax assets.............................................             11,981                     17,840
     Prepaid expenses and other assets...............................             11,245                      9,136
                                                                       ------------------------  ------------------
         Total current assets........................................            142,221                    137,644
Security investments, net............................................             10,685                     11,125
Properties and equipment, net........................................            120,627                    123,685
Net pension asset....................................................            225,935                    223,649
Other assets  .......................................................             24,194                     23,650
Total assets of discontinued operations..............................            936,380                  1,054,607
                                                                       ------------------------  ------------------
         Total assets................................................  $       1,460,042         $        1,574,360
                                                                        =======================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Notes payable...................................................  $          30,233                     34,180
     Current installments of long-term debt..........................              1,804                      1,842
     Current installments of subordinated debt.......................             36,219                     36,917
     Accounts payable................................................             31,837                     49,015
     Trade receivables with credit balances..........................             43,321                     28,079
     Other current liabilities.......................................             37,516                     51,976
                                                                       ------------------------  ------------------
         Total current liabilities...................................            180,930                    202,009
Long-term debt.......................................................             16,989                     17,143
Subordinated debt....................................................            387,291                    388,449
Deferred tax liabilities.............................................             27,547                     31,987
Other liabilities....................................................             63,465                     60,260
Total liabilities of discontinued operations.........................            739,600                    810,410
                                                                       ------------------------  ------------------
         Total liabilities...........................................          1,415,822                  1,510,258
Commitments and contingencies........................................
Shareholders' equity:
     Preferred stock, net............................................             31,997                     32,057
     Common stock, net...............................................              2,411                      2,413
     Accumulated other comprehensive income (loss)...................              4,148                      1,195
     Retained earnings...............................................              5,664                     28,437
                                                                       ------------------------  ------------------
         Total shareholders' equity..................................             44,220                     64,102
                                                                       ------------------------  ------------------
              Total liabilities and shareholders' equity.............  $       1,460,042         $        1,574,360
                                                                        =======================  ==================


     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

  Item 1. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                    Three Months Ended
                                                                       --------------------------------------------
                                                                         September 30,             September 30,
                                                                              2002                      2001
                                                                       ------------------------  ------------------

Net sales and revenues...............................................  $         188,940         $          201,631

Cost and expenses from:
     Products and plant operations...................................            185,406                    196,311
     Selling, general and administrative activities..................             19,035                     15,292
                                                                       ------------------------  ------------------
         Total operating costs and expenses..........................            204,441                    211,603

Operating loss.......................................................            (15,501)                    (9,972)
Interest expense, net................................................             (4,864)                    (5,001)

Other income, net....................................................              2,918                      1,587
                                                                       ------------------------  ------------------
Loss from continuing operations before income taxes..................            (17,447)                   (13,386)
Income tax expense (benefit).........................................                 63                     (6,557)
                                                                       ------------------------  -------------------

Loss from continuing operations......................................            (17,510)                    (6,829)

Discontinued operations:
     Loss from operations, net of tax expense (benefit) of $125
         and $(1,401), respectively..................................             (4,345)                    (3,413)
     Loss on disposal, net of tax expense (benefit) of $0............               (918)                         0
                                                                       ------------------------  ------------------
     Loss from discontinued operations...............................             (5,263)                    (3,413)

Net loss ............................................................            (22,773)                   (10,242)
                                                                       ------------------------  ------------------
Retained earnings, beginning of period...............................             28,437                    129,343
                                                                       ------------------------  ------------------
Dividends     .......................................................                  0                          0
                                                                       ------------------------  ------------------
Retained earnings, end of period.....................................  $           5,664         $          119,101
                                                                        =======================  ==================



















     See accompanying notes to condensed consolidated financial statements.
                                       4

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

        Item 1. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                                                    Three Months Ended
                                                                       --------------------------------------------
                                                                         September 30,             September 30,
                                                                              2002                      2001
                                                                       ------------------------  ------------------

Net earnings (loss)..................................................  $         (22,773)        $          (10,242)

Other comprehensive income (loss), net of tax:

     Unrealized gains (losses) on available-for-sale securities held
         in discontinued operations..................................                  0                        822

     Reclassification adjustment for (gains) losses included in net
         earnings....................................................               (570)                        (5)

     Deferred gains (losses) on cash flow hedges, net of tax:
         Holding gains (losses) arising during period................              3,985                         82
         Reclassification adjustment for (gains) losses included in
              net earnings...........................................               (462)                       (26)
                                                                       ------------------------  -------------------

Other comprehensive income (loss)....................................              2,953                        873
                                                                       ------------------------  -------------------

Comprehensive income (loss)..........................................  $         (19,820)        $           (9,369)
                                                                       ========================  ===================



























     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

               Item 1. CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                                                    Three Months Ended
                                                                       --------------------------------------------
                                                                         September 30,             September 30,
                                                                              2002                      2001
                                                                       ------------------------  ------------------

Net cash flows provided by (used in) continuing operations...........  $         (28,830)        $            1,055
Net cash flows provided by (used in) discontinued operations.........             42,155                     16,142
                                                                       ------------------------  ------------------
Net cash flows provided by (used in) operating activities............             13,325                     17,197

Cash flows provided by (used in) investing activities:
     Purchases of property, plant and equipment......................             (2,228)                    (1,526)
     Proceeds from disposal of property, plant and equipment.........              2,361                      1,331
     Net purchase (sale) of other security investments...............                  0                       (170)
                                                                       ------------------------  -------------------

Net cash flows provided by (used in) investing activities:...........                133                       (365)

Cash flows provided by (used in) financial activities:
     Net change in short-term notes payable..........................             (3,947)                   (35,672)
     Proceeds from long-term debt....................................                235                         15
     Repayment of long-term debt.....................................                (42)                       (83)
     Proceeds from sale of subordinated debt.........................                  0                     35,919
     Maturity and redemption of subordinated debt....................             (1,856)                   (17,353)
     Net change in capital leases....................................               (384)                     2,924
     Redemption of stock, net........................................                (62)                    (1,061)
     Cash dividends paid.............................................             (1,307)                    (1,521)
                                                                       ------------------------  -------------------

Net cash flows provided by (used in) financing activities............             (7,363)                   (16,832)
                                                                       ------------------------  -------------------

Net increase (decrease) in cash and equivalents......................              6,095                          0
Cash and equivalents at beginning of period..........................                  0                          0
                                                                       ------------------------  ------------------

Cash and equivalents at end of period................................  $           6,095         $                0
                                                                        =======================  ==================
















     See accompanying notes to condensed consolidated financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003, due to the seasonal nature of certain major segments of our business.

     On October 1, 2002, Agway Inc. and certain of its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in order to allow it to continue running its businesses without interruption while it gains the time needed to reorganize its financial obligations and strengthen its balance sheet. See Note 2.

     On March 6, 2002, the Company announced details of a comprehensive plan designed to refocus capital resources on four selected businesses: Animal Feed and Nutrition (the principal operation within the Agriculture segment), Energy Products (Energy segment), Produce, and Agricultural Technologies (operations within the Country Products Group segment). This plan also disclosed our intentions to divest of four business operations:
     Telmark (Leasing segment), Agway Insurance (the principal operation within the Insurance segment), and Agronomy and Seedway (components of the Agriculture segment). After this plan was announced, as part of its ongoing strategic assessment of remaining Agway businesses, including its sunflower business (an operation included within the Country Products Group segment), Agway engaged an investment advisor to assist in the exploration of strategic alternatives involving the sunflower business. In June 2002, after reviewing a number of written indications of interest, the Agway Board of Directors affirmed management's intentions to actively pursue a sale of this business. As required by generally accepted accounting principles, the financial statements separately reflect the business operations planned for divestiture, or actually divested, as discontinued operations for all periods reported. For further information on the discontinued operations, refer to Note 4 of these financial statements.

     To date, progress has been made regarding all divestiture plans. On August 28, 2002, Agway announced the completion of the sale of its wholly owned insurance subsidiary, Agway Insurance Company, to United Farm Family Mutual Insurance Company. On September 16, 2002, Agway completed the sale of its sunflower business (an operation historically included within the Country Products Group segment) to Cenex Harvest States Cooperatives. On September 27, 2002, Agway and GROWMARK announced that they had signed a definitive agreement regarding the sale of the Agronomy and Seedway businesses and related assets to GROWMARK, and a motion to approve this transaction was granted by the Bankruptcy Court on November 13, 2002. Finally, with respect to the sale of Telmark, Goldman, Sachs & Co. is continuing to assist the Company in exploring potential strategic alternatives for this business.

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

     Income Taxes

     Agway is subject to income taxes on all income not distributed to patrons as patronage refunds and provides for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. The provision for income taxes has been allocated between continuing and discontinued operations for all periods presented.

     For the three months ended September 30, 2002, an assessment of the changes in tax timing items and losses in both continuing and discontinued operations generated additional deferred tax assets. Due to the uncertainty of sufficient future taxable income being generated to reasonably assure realization of these deferred tax assets, an additional valuation allowance of $6,300 and $1,900 was recorded in continuing and discontinued operations, respectively, for the three months ended September 30, 2002.

     Reclassifications
     Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

     Comprehensive Income
     Comprehensive income consists of net earnings (loss), the net change in unrealized gains and losses on available-for-sale securities (relating to Agway Insurance and included in discontinued operations), net of tax, and the net change in deferred gains and losses on cash flow hedges, net of tax. The deferred gains and losses on cash flow hedges in the statement of comprehensive income are net of tax expense (benefit) of $2,963 and $37 for the three months ended September 30, 2002 and September 30, 2001, respectively.

     New Financial Accounting Standards
     The Financial Accounting Standards Board (FASB) has recently issued the following:

     SFAS No. 142,  "Goodwill and Other  Intangible  Assets," was issued in June
     --------------------------------------------------------
     2001. Under SFAS No. 142, amortization of goodwill, including goodwill and intangible assets with indefinite lives recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed after July 1, 2001, will not be amortized. Instead, all goodwill and intangible assets with indefinite lives will be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The net book value of goodwill and other intangible assets of continuing operations was $7,900 at September 30, 2002. Amortization of intangible assets with finite lives totaled $100 and $420, respectively, for the three months ended September 30, 2002 and 2001. We adopted this standard on July 1, 2002, and we expect to complete the initial impairment analysis by December 31, 2002, as allowed under the new standard.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     ------------------------------------------------------

     New Financial Accounting Standards (continued)

     SFAS No 143,  "Accounting for Asset Retirement  Obligations," was issued in
     -------------------------------------------------------------
     June 2001 and is effective for the Company on July 1, 2002. SFAS No. 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated assets' retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset. The implementation of the statement did not have a material impact on the results of operations and financial position of the Company.

     SFAS No. 144,  "Accounting  for the  Impairment  or Disposal of  Long-Lived
     ---------------------------------------------------------------------------
     Assets,"  provides new guidance on the recognition of impairment  losses on
     --------
     long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and a portion of Accounting Principle Board (APB) No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," while retaining many of the requirements of these two statements. Under SFAS No. 144, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This statement broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

     The Company early adopted this new standard on January 1, 2002, and recognized no impact in its financial statements regarding the new guidance on the recognition of impairment losses on long-lived assets to be held and used. As further described in Note 4, the Company has announced the discontinuation of a number of its business operations and has adopted the guidance of SFAS No. 144 regarding the measurement, recognition, and disclosure of these discontinued operations.

     SFAS No.  146,  "Accounting  for Costs  Associated  with  Exit or  Disposal
     ---------------------------------------------------------------------------
     Activities,"  was issued  June 2002 and is  effective  for exit or disposal
     ------------
     activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring." The Company will implement this statement for all exit or disposal activities initiated after December 31, 2002. However, we believe that our current reporting of these types of costs is not materially different than the requirements of this new standard.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)


2.   CHAPTER 11 FILINGS
     ------------------

     Background
     On October 1, 2002 (the "Petition Date"), Agway Inc. and five of its subsidiaries (collectively, the "Debtors") filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceedings") in the United States Bankruptcy Court for the Northern District of New York in Utica, New York (the "Bankruptcy Court"). The Chapter 11 Proceedings have been consolidated for procedural purposes only and are being administered jointly under case numbers 02-65872 through 02-65877 pursuant to an order of the Bankruptcy Court entered on October 1, 2002. The subsidiaries that were included in the Chapter 11 Proceedings were Feed Commodities International LLC, Country Best-DeBerry LLC, Country Best Adams, LLC, Brubaker Agronomic Consulting Service LLC, and Agway General Agency, Inc.

     Four wholly owned Agway Inc. subsidiaries ARE NOT included in the Chapter 11 Proceedings: Agway Energy Products LLC, Agway Energy Services, Inc., Agway Energy Services-PA, Inc. and Telmark LLC. In addition, Telmark debenture holders ARE NOT subject to the Chapter 11 Proceedings. Cooperative Milling Cooperative Inc., a company 50% owned by Agway Inc. was also not included in the Chapter 11 Proceedings. Finally, the Agway dealer stores ARE NOT included in the Chapter 11 Proceedings, because they are independently owned and are not affiliated with Agway Inc. in any way.

     Agway Energy Products is a separate subsidiary which historically has generated, and is expected to continue to generate, sufficient cash to meet its needs. Agway Energy Products requires short-term borrowings from the Company's lines of credit to meet seasonal and working capital requirements. Such short-term financing will be made available to Agway Energy Products as a non-debtor borrower on an ongoing basis by our senior lenders as part of a $125,000 Debtor-in-Possession financing agreement ("DIP Facility"). The details of the DIP Facility are discussed in Note 3. However, Agway Energy Products will continue to operate as it has in the past and IS NOT included in the Agway Inc. Chapter 11 Proceedings.

     Telmark LLC is a separately financed subsidiary with an appropriate capital structure for its industry. Telmark LLC has historically and is expected to continue to generate ample earnings and cash flow to meet its debt service requirements. Telmark LLC will continue to be financed and to be operated separately from Agway Inc. as it has in the past and IS NOT included in the Agway Inc. Chapter 11 Proceedings.

     Events Leading to the Chapter 11 Filings Based on the expected cash flow from our business operations, the cash generated from asset sales to date, and the uncertainty of both the amount and timing of cash from other planned sales of business operations, it was not certain or likely that we would have generated sufficient cash to pay our November 1, 2002, maturity of subordinated debt of $33,100. Further, without an amendment to the then existing credit agreement, payment of that subordinated debt maturity would have been precluded since it would have constituted a default of the minimum Agway securities balance requirement in the credit agreement.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)


2.   CHAPTER 11 FILINGS (continued)
     ------------------------------

     Events Leading to the Chapter 11 Filings (continued)
     In addition, earnings through September 30, 2002, were not expected to, and did not, meet the financial covenant requirements of the then existing credit agreement. Projected cash flow from our business operations, with appropriate senior debt financing, was expected to be sufficient to meet future operating needs but, without additional sales of assets, was not expected to be adequate to pay the future interest requirements on Agway Inc. unsecured debt or dividends on Agway Inc. preferred stock. In July 2002, our surety provider issued cancellation notices relative to $23,900 of surety bonds supporting our insurance programs. While this had no direct impact on our insurance coverage, it gave our insurance carriers the right to demand payment of the collateral amount provided by the bonds from the issuer of the bonds. Because of the cancellation notices issued, our insurers had a right to make demand on our surety provider for $4,625 starting late September and for $6,000 starting late October. We disputed the right of the surety provider to cancel the remaining $13,275 at that time but recognized their right to cancel coverage in the spring of 2003 at the scheduled renewal dates. If our insurers would have demanded payment relative to these cancellation notices and if our surety provider had chosen to pay cash to our insurers rather than reissue bonds, our surety would have had a right to demand cash payment from us. As previously announced, we ceased our historic practice of voluntarily repurchasing Agway preferred stock and certain subordinated debt; as a result, we concluded that we would no longer have been able to successfully issue such debt because it would not have been possible to restore investor confidence in Company-issued securities without a comprehensive restructuring at the Agway Inc. level. In view of the foregoing, we determined that such a restructuring could best be accomplished through a Chapter 11 reorganization. To that end, as noted above, the Company entered into the Chapter 11 Proceedings on October 1, 2002.

     Chapter 11 Process
     Each of the Debtors continues to operate its business and manage its property as a Debtor-in-Possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. As Debtors-in-Possession, the Debtors are authorized to operate their business but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Bankruptcy Court entered orders on October 1, 2002 granting various initial requests of Agway, including payment of employee wages and salaries on schedule, continuation of Feed and Agronomy customer pre-pay product programs, and interim access to cash funding. Also, on October 1, 2002, the Bankruptcy Court entered an order authorizing the Company to pay vendors in the ordinary course for all goods and services received on or after October 1, 2002. We agreed to terms of a DIP Facility with our present senior lender group to provide a $125,000 facility over the next 18 months, which we believe will provide adequate cash resources for Agway Inc. to meet future operating requirements while we restructure the business. On October 4, 2002, the Bankruptcy Court approved the DIP Facility on an interim basis and on October 22, 2002, approved the Company's motion for final access to the full amount of the $125,000 DIP Facility. Upon obtaining final approval from the Bankruptcy Court, the DIP Facility replaced Agway's existing senior debt and the credit agreement. See Note 3 for terms and conditions including covenants under the DIP Facility.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)


2.   CHAPTER 11 FILINGS (continued)
     ------------------------------

     Chapter 11 Process (continued)

     On October 9, 2002, the United States Trustee appointed an official committee of unsecured creditors ("the Committee"). The Committee and its legal representatives may take positions on matters that come before the Bankruptcy Court and, at the appropriate time, will negotiate with Agway the terms of a plan of reorganization. On October 11, 2002, the Committee filed a motion seeking reconsideration of all the first day motions entered by the Bankruptcy Court on October 1, 2002. The reconsideration motion has not yet been finalized and it is possible that one of the first day orders will be modified. Agway and the Committee and their respective advisors are holding discussions in an effort to resolve the reconsideration motion and other related matters. The outcome of these discussions cannot be determined at this time.

     At this stage, we cannot predict the impact of the Chapter 11 Proceedings on our financial condition and results of operations. However, until a plan of reorganization is developed and approved by the Bankruptcy Court and our creditors, we will be prohibited from paying all pre-petition indebtedness, including principal, interest, and maturities on our outstanding debt securities and various other obligations or claims against the Company such as pending litigation and environmental claims. Accordingly, the $33,100 maturity of subordinated debt due on November 1, 2002 was not paid. Following approval of a plan of reorganization, treatment of our pre-petition obligations will depend upon the terms of the plan.


     Accounting Treatment of Chapter 11 Filings
     The accompanying pre-petition consolidated financial statements as of and for the period ended September 30, 2002 have been prepared on a going concern basis. As a result of the Debtors entering into a Chapter 11 Proceedings on October 1, 2002, Agway's unaudited condensed consolidated financial statements for the quarter ended December 31, 2002 will be prepared in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," and will continue to apply generally accepted accounting principles as a going concern which assumes the realization of assets and the payment of liabilities in the ordinary course of business.

     SOP 90-7 requires that pre-petition liabilities that are subject to compromise be segregated in Agway's unaudited Condensed Consolidated Balance Sheet as "Liabilities Subject to Compromise" and that revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the Debtors be reported separately as reorganization items, except for those required to be reported as discontinued operations, in the unaudited Condensed Consolidated Statements of Operations. Finally, a condensed combined financial statement that includes all Debtors in the Bankruptcy filing will also be presented.

     During the three-month period ended September 30, 2002, we recorded $2,200 in reorganization expenses which is recorded in the selling, general and administrative activities line item of our statement of operations and is included in the "Other" segment. Reorganization expenses principally related to professional services fees associated with the contingency planning which ultimately resulted in the Chapter 11 Proceedings.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWINGS
     ----------

     Notes Payable
     Agway has available under its Senior Debt program (described below) a $125,000 short-term line of credit, up to $35,000 of which can be used for letters of credit. At September 30, 2002, letters of credit issued, primarily to back Agway insurance programs, totaled approximately $28,100. The carrying amounts of Agway's short-term borrowings approximate their fair value and were as follows:

                                                September 30,           June 30,
                                                     2002                 2002
                                              ----------------------------------
     Line of credit.........................  $      30,233         $     34,180
                                              ==================================
     Weighted average interest rate.........         7.01%                5.89%
                                              ==================================

     Agway Senior Debt
     As more fully described below, as a result of the Company's Chapter 11 Proceedings, the Agway Senior Debt Agreement ("Senior Debt") has been replaced by the DIP Facility. During the first quarter ended September 30, 2002, the Company had available under its Senior Debt, an asset-based revolving line of credit for up to $150,000 pursuant to the terms of a credit agreement dated March 28, 2001 between Agway Inc., certain subsidiaries, and a syndicated group of lenders (the "Credit Agreement). However, as of September 30, 2002, Agway was in default under the Credit Agreement, and it was necessary to obtain a waiver regarding those covenant violations. Those covenant violations were permanently waived on November 14, 2002, and as a result, Agway no longer has any obligations under the Credit Agreement. The Senior Debt was collateralized by a variety of our assets, including the outstanding limited liability company membership interest of Telmark. Interest rates were determined as either prime rate plus 2.5% or the London Interbank Offered Rate (LIBOR) plus 4%. During the quarter, we sold the Agway Insurance Company and the Sunflower division of our CPG segment for gross proceeds of approximately $42,100, which had the impact of reducing the commitment level from $150,000 to $125,000. The Credit Agreement had a number of financial covenants which had restricted capital spending and required us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the Credit Agreement and minimum ratios of EBITDA to fixed charges and interest of Senior Debt.

     This Credit Agreement had been amended three times in response to violations of financial covenants. In connection with those amendments, those violations were waived. As of September 30, 2002, we had violated various covenants under the Credit Agreement. As noted above, these covenants were permanently waived effective November 14, 2002, with the first amendment to the DIP Facility. The first amendment's most significant change to the DIP Facility was the waiver of compliance with the financial covenants set forth in the former Credit Agreement and also conformed the DIP Facility to the Bankruptcy Court Order.

     On October 22, 2002, the Bankruptcy Court granted Agway and certain subsidiaries, including the non-debtor borrowers, final approval to enter into an 18-month DIP Facility of $125,000 with its existing lenders to fund working capital requirements of the Debtors during the Chapter 11 Proceedings, and to fund the working capital requirements of the non-debtor borrowers.

     The DIP Facility line is collateralized by a variety of our assets, including the pledge of the limited liability company membership interest in Telmark. As in the former Senior Debt Agreement, interest rates are determined, at the option of Agway, as either prime rate plus 2.5% or the London Interbank Offered rate (LIBOR) plus 4%. The amount available to Agway under this asset-based line of credit is the lesser of the "collateral borrowing base" or the $125,000 upper limit of the line of credit.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWINGS (continued)
     ----------------------

     Agway Senior Debt (continued)
     In the event of the sale of certain assets, as defined in the DIP Facility, the upper limit of the line of credit will decrease from $125,000 to $100,000. The collateral borrowing base consists of certain of Agway's eligible accounts receivable and inventory (as defined in the DIP Facility). In addition, the collateral borrowing base includes other assets pledged as collateral up to the lesser of $25,000 or $125,000 less the eligible accounts receivable and inventory. In the event that a sale of certain assets, as defined in the DIP Facility, is not completed on or before December 31, 2002, the $25,000 additional collateral borrowing base related to those assets is reduced by $10,000 and is further reduced by $5,000 in each succeeding month to zero by March 31, 2003 in the event the assets are not sold by then. At that time, the collateral borrowing base will consist solely of eligible accounts receivable and inventory.

     The DIP Facility has a number of financial covenants which restrict our capital spending and require us to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, and restructuring charges, as well as a maximum level of restructuring charges.

     Agway Subordinated Debt
     Agway  previously  registered  with the Securities and Exchange  Commission
     (SEC) to offer debentures and money market certificates to the public. As previously disclosed, since March 6, 2002, the Company has suspended its active capital raising efforts through the sale of Company securities; it does not expect to sell any additional securities in the near future, if at all. The debentures and money market certificates are unsecured and subordinated to all senior debt of Agway. Furthermore, as a result of the Chapter 11 Proceedings, payment of interest and maturities on these securities are prohibited. Accordingly, the $33,100 maturity of subordinated debt due on November 1, 2002 was not paid.


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

     With the announcement of our March 6, 2002 restructuring plan, our ongoing strategic assessment, and our adoption of SFAS No. 144, we are required to separately report the combined results of businesses that we are taking steps to sell as discontinued operations and to immediately recognize any estimated losses directly related to the sales of those businesses. Actual gains, if any, realized on sale of discontinued operations are not reported until realized. The results of operations of all discontinued businesses are reported in discontinued operations in the periods in which they occur. Discontinued business operations results are reported in the income statement, net of tax, in earnings (loss) from operations of discontinued operations. The recognition of any estimated losses directly related to the sales of these businesses are reported in the income statement, net of taxes, in gain (loss) on disposal of discontinued operations. The total assets of discontinued operations and total liabilities of discontinued operations are separately reported in the consolidated balance sheet.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


4.   DISCONTINUED OPERATIONS (continued)
     -----------------------------------

     For the businesses noted above that are reflected in discontinued operations, a summary of net sales and revenues and pre-tax operating results for the three months ended September 30, 2002 and September 30, 2001, respectively, and total assets of discontinued operations and total liabilities of discontinued operations at September 30, 2002 and June 30, 2002 are detailed below. These amounts also include assets and liabilities remaining from the retail services business, which was discontinued in fiscal 2000. Furthermore, a portion of the Company's interest expense has been allocated to discontinued operations based on the outstanding debt attributable to holding these discontinued operations. Finally, income taxes have been allocated between continuing and discontinued operations for all periods presented.

                                                                                    Three Months Ended
                                                                       --------------------------------------------
                                                                          September 30,             September 30,
                                                                               2002                       2001
                                                                       ------------------------  ------------------

     Total sales and revenues........................................  $         67,571           $        75,500
     Pre-tax loss before interest and taxes..........................            (1,696)                   (1,656)
     Interest expense allocated to discontinued operations ..........             2,524                     3,160
     Loss from operations, before tax................................            (4,220)                   (4,814)

                                                                                  Discontinued Operations
                                                                       --------------------------------------------
                                                                          September 30,               June 30,
                                                                              2002                      2002
                                                                       --------------------------  ----------------
     Discontinued Assets:
         Cash........................................................  $           5,833           $          5,932
         Restricted cash.............................................              5,697                      6,014
         Accounts receivable and notes receivable, net...............             56,760                    102,425
         Total lease receivables, net................................            714,631                    716,499
         Inventories.................................................             29,428                     42,909
         Prepaid and other current assets............................             52,539                     55,473
         Marketable securities available for sale....................                  0                     39,826
         Other security investments..................................             41,464                     41,483
         Property, plant and equipment...............................             26,209                     35,342
         Other assets................................................              3,819                      8,704
                                                                       --------------------------  ----------------
              Total assets of discontinued operations................  $         936,380           $      1,054,607
                                                                       ==========================  ================

     Discontinued Liabilities:
         Notes payable...............................................  $         124,200           $        204,263
         Current portion of long-term debt...........................            111,628                    126,485
         Accounts payable............................................             19,013                     22,909
         Other current liabilities...................................            112,797                    165,505
         Long-term debt..............................................            345,976                    258,569
         Other long-term liabilities.................................             25,986                     32,679
                                                                       --------------------------  ----------------
              Total liabilities of discontinued operations             $         739,600           $        810,410
                                                                       ==========================  ================

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


4.   DISCONTINUED OPERATIONS (continued)
     -----------------------------------

     The loss on disposal of discontinued operations, net of tax, has been adjusted to the current estimated loss at September 30, 2002 as follows:

                                                  June 30,                 1st Quarter              September 30,
                                                    2002                   Adjustments                   2002
                                            ------------------------   ------------------------   ------------------
     Impairment on long-lived assets and
       other reserves.....................  $          (71,633)        $             932          $         (70,701)
     Direct costs of sale.................             (18,181)                   (1,850)                   (20,031)
     Benefit plans curtailment............             (13,422)                        0                    (13,422)
                                            ------------------------   ------------------------   ------------------
     Pre-tax loss.........................            (103,236)                     (918)                  (104,154)
     Income tax benefit...................              17,800                         0                     17,800
                                            ------------------------   ------------------------   ------------------
     Net loss on disposal of discontinued
       operations.........................  $          (85,436)        $            (918)         $         (86,354)
                                            ========================   ========================   ==================

     The adjustments during the three months ended September 30, 2002 were the result of the ongoing negotiations with potential buyers of the businesses to be divested, finalization of the impacts relating to the sale of the Insurance Company and Sunflower business, and changes in estimate of direct transaction costs, principally pay-to-stay program costs that are being recognized over their expected terms.

     The above net loss on disposal of discontinued operations could be further adjusted (either increased or decreased) in future periods for changes experienced from the current estimate for net loss on disposal of discontinued operations.

5.   AGRICULTURE REALIGNMENT
     -----------------------

     In the second quarter of fiscal year 2001, the Agway Board of Directors approved a plan (the Agriculture Plan) to realign the Agriculture segment of Agway's business with the continuing concentration of farming and our farmer-members in the northeastern United States. The realignment into a Feed and Nutrition Division and an Agronomy Division has been completed. In addition, a total of 62 locations have been converted to dealers, sold, or closed and 397 employees at these locations have been paid severance. The 62 locations were comprised of 4 feed mills, 12 feed storage and mix locations, 39 Agronomy facilities and 7 farm stores. As of June 30, 2002, the Agriculture Plan was substantially completed with only residual impacts of immaterial amounts occurring in fiscal 2003. The financial impact associated with the Agriculture Plan has been reported in both continuing and discontinued operations. For the three months ended September 30, 2001, the Agriculture Plan generated a gain on the realignment activity of $1,500, which is primarily the net gain realized on the sale of assets and is reported $300 on continuing operations and $1,200 in discontinued operations.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


6.   ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
     -------------------------------------------------

     The Company's Energy segment enters into a combination of exchange-traded futures and options contracts and, in certain circumstances, over the counter options (collectively "derivatives") to manage the price risk associated with future purchases of the commodities used in its operations, principally heating oil and propane. Energy has fair value hedges associated with its fixed price purchase contracts and cash flows hedges for its variable priced purchase contracts. The derivatives are specifically matched in volume and maturity with the various purchase commitments of the business and generally expire within a year. Under SFAS No. 133, the value of option contracts that Energy enters into has two components: time and intrinsic value. The intrinsic value is the value by which the option is "in the money" (i.e., has a positive value to Agway). The remaining amount of option value is attributable to time value. Energy does not include the time value of option contracts in its assessment of hedge effectiveness and therefore records changes in the time value component of its options currently in earnings. At September 30, 2002, Energy had a derivative asset of $7,400. An after-tax total of $4,400 of deferred net unrealized gains on derivatives instruments was accumulated in other comprehensive income and is expected to be reclassified into earnings during the next twelve months. A charge to cost of goods sold for the change in option time value not used in the assessment of hedge effectiveness was $2,200 and $1,200 for the three months ended September 30, 2002 and 2001, respectively.

     In the Agriculture segment, the purchase of corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products sold by Agriculture, creates price risk for this business. Agriculture intends to match its purchase and sales contracts whenever possible to hedge price risk; however, exchange-traded commodity instruments are used principally to manage the price risk associated with unmatched commodity purchases or sales. Agriculture matches all derivative contracts with their underlying purchase or sale contracts; however, due to the differences in the changes in the commodity cash price at an Agriculture location versus the Chicago Board of Trade, a highly effective hedging relationship (as defined by SFAS No. 133) has not been achieved. Therefore, the derivatives used in Agriculture are marked to market currently in earnings. The impact of marking these derivatives to market for the three months ended September 30, 2002, was immaterial.

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


7.   COMMITMENTS AND CONTINGENCIES (continued)
     -----------------------------------------

     Environmental (continued)
     We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies. Our recorded liability in our financial statements reflects those specific issues where we think remediation activities are likely and where we can estimate the cost of remediation. Estimating the extent of our responsibility for a particular site and the method and ultimate cost of remediation of that site require that we make a number of assumptions. As a result, the ultimate outcome of remediation of a site may differ from our estimates. However, we believe that our past experience provides us with a reasonable basis for estimating our liability. When we receive additional information, we adjust our estimates as necessary. While we do not anticipate that any such adjustment will be material to our financial statements, the result of ongoing and/or future environmental studies or other factors could alter this expectation and require that we record additional liabilities. We currently can't determine whether we will incur additional liabilities in the future or, if we do, the extent or amount of such additional liabilities.

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

     Other Assets
     The sale of the wholesale procurement and supply system was paid for in part by a note receivable in the original amount of $13,300 that was due and payable January 2003. In connection with a refinancing of the obligor in December 2001, we agreed to extend the $12,500 remaining outstanding balance to February 15, 2003, with a possible extension to August 12, 2003 under certain conditions. In connection with this agreement, we became a secured party in an intercreditor agreement with the obligor's bank group. The September 30, 2002 outstanding balance of $11,500 is included in other assets on the balance sheet. The obligor failed to make a payment due on the note as of September 30, 2002 and is in process of renegotiating its entire financial obligations with its secured bank group and Agway Inc. The collectibility of that note receivable is subject to the ongoing successful operation of the obligor or our ability, if necessary, to realize value from the security under the intercreditor agreement.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


7.   COMMITMENTS AND CONTINGENCIES (continued)
     -----------------------------------------

     Insurance Coverage
     The Company uses various insurance companies to insure its primary casualty insurance risks as well as to obtain various umbrella/excess liability coverages. On October 3, 2001, the Commonwealth Court of Pennsylvania approved the petition of the Pennsylvania Insurance Commissioner for an Order of Liquidation for Reliance Insurance Company (RIC). Agway has obtained insurance coverage from RIC in various segments of its insurance programs since 1991. Presently, Agway has four claims which could be affected by this liquidation. Total covered amounts by RIC on these claims as of September 30, 2002 are estimated at $3,200. In addition, future claims could be affected by this liquidation. The liquidation statute establishes certain priorities for payment of claims. Direct policyholders are one of the top priorities for payment. To the extent, if any, RIC is unable to meet its claim obligations to its policyholders and other creditors, certain state insurance guarantee funds may provide additional sources of claim payments. The Company cannot at this time determine the ultimate outcome of this liquidation, its impact on outstanding and future claims against RIC policies held by Agway, or the impact on the Company's financial results. However, it is anticipated that due to this proceeding, the Company, at a minimum, can expect delays in receiving cash settlement for claims outstanding under RIC policies and that we will not receive full value for such claims. Therefore, the Company has established a $1,500 allowance for loss on amounts reimbursable from RIC.

     In July 2002, our surety provider issued cancellation notices relative to $23,900 of surety bonds supporting our insurance programs. This has no impact on our insurance coverage, but it does give our insurance carriers the right to demand payment of the collateral amount provided by the bonds from the issuer of the bonds. If our surety provider chooses to pay cash to our insurers rather than reissue bonds, our surety would have a right to make a claim against us for such amounts in the Chapter 11 Proceedings. Because of the cancellation notices issued, our insurers have a right to make demand on our surety provider for $4,625 starting late September and for $6,000 starting late October. We dispute the right of the surety provider to cancel the remaining $13,275 at this time but recognize their right to cancel coverage in the spring of 2003 at the scheduled renewal dates.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


8.   FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING
     --------------------------------------------------

     Agway is an agricultural cooperative directly engaged in manufacturing, processing, marketing and direct distribution of various animal feeds and services for its farmer-members and other customers, primarily in the northeastern United States and Ohio. In addition, Agway is involved in the manufacturing, processing and repacking of a variety of agricultural products marketed directly to consumers, retailers, wholesalers, and processors; the exploration and development of new technologies to benefit agricultural and food businesses; the sale and delivery of fuel oil, kerosene, propane, gasoline and diesel fuel; the marketing and servicing of heating, ventilation, and air-conditioning equipment and marketing of natural gas and electricity, where deregulation makes that possible. Agway reports its continuing operations principally in three business segments. Total sales and revenues of each industry segment include the sale of products and services to unaffiliated customers, as reported in the Agway consolidated statements of operations, as well as sales to other segments of Agway which are competitively priced.

     The Other category within the summary of business segments includes net corporate expenses, the Agway General Agency, pension income, intersegment eliminations, and interest. Total assets in the Other category consist principally of discontinued assets, as detailed in Note 4, and other corporate assets, including the pension asset.

     As discussed in Note 4, as a result of the discontinuation of certain businesses during the quarter ended September 30, 2002, the following changes to segments, as previously reported, have been made: The Agriculture segment no longer includes the results of Agronomy and Seedway; the Leasing segment has been removed; the principal operation within the Insurance segment (Agway Insurance) was removed. Finally, the General Agency is now combined in the Other segment.

                                                           Three Months Ended September 30, 2002
                                          -----------------------------------------------------------------------------------
                                                                Country
                                                               Products
                                            Agriculture          Group          Energy            Other        Consolidated
                                          -------------   ---------------    -------------   --------------   ---------------
       Net sales and revenues to
         unaffiliated customers.........  $     56,148    $      34,105      $    98,597     $          90    $     188,940
       Intersegment sales and revenues..             0              887                1              (888)               0
                                          -------------   ---------------    -------------   --------------   ---------------
         Total sales and revenues.......  $     56,148    $      34,992      $    98,598     $        (798)   $     188,940
                                          =============   ===============    =============   ==============   ===============

       Earnings (loss) from continuing
         operations before income taxes.  $       (665)   $       1,566      $   (12,083)    $      (6,268)   $     (17,447)
                                          =============   ===============    =============   ==============   ===============


       Total assets.....................  $     79,272    $      29,630      $   150,457     $   1,200,683    $   1,460,042
                                          =============   ===============    =============   ==============   ===============

                                                           Three Months Ended September 30, 2001
                                          ------------------------------------------------------------------------------------
                                                               Country
                                                              Products
                                           Agriculture         Group            Energy            Other        Consolidated
                                          -------------    ---------------    -------------   --------------   ---------------
       Net sales and revenues to
         unaffiliated customers.........  $     59,346     $      33,384      $   108,764     $         137    $     201,631
       Intersegment sales and revenues..             1             1,063               78            (1,142)               0
                                          -------------    ---------------    -------------   --------------   ---------------
         Total sales and revenues.......  $     59,347     $      34,447      $   108,842     $      (1,005)   $     201,631
                                          =============    ===============    =============   ==============   ===============

       Earnings (loss) from continuing
         operations before income taxes.  $       (851)    $        (451)     $   (10,052)    $      (2,032)   $     (13,386)
                                          =============    ===============    =============   ==============   ===============


       Total assets.....................  $     89,412     $       43,982     $   166,501     $   1,313,379    $   1,613,274
                                          =============    ===============    =============   ==============   ===============

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

RESULTS OF OPERATIONS
---------------------
Agway's continuing operations net sales and revenues and operating results are significantly impacted by seasonal fluctuations due to the nature of its operations and the geographic location of its service area, which is primarily the northeastern United States. Energy generally realizes significantly higher net sales and revenues in the winter months due to the higher demand for its products from cold winter conditions. The Agriculture feed business and Country Products Group net sales and revenues and operating results are not materially impacted by seasonal fluctuations.

On March 6, 2002, the Company announced details of a comprehensive plan designed to refocus capital resources on four selected businesses: Animal Feed and Nutrition (the principal operation within the Agriculture segment), Energy Products (Energy segment), Produce, and Agricultural Technologies (operations within the Country Products Group segment). This plan also disclosed our intentions to divest of four business operations: Telmark (Leasing segment), Agway Insurance (the principal operation within the Insurance segment), and Agronomy and Seedway (components of the Agriculture segment). After this plan was announced, as part of its ongoing strategic assessment of remaining Agway businesses, including its sunflower business (an operation included within the Country Products Group segment), Agway engaged an investment advisor to assist in the exploration of strategic alternatives involving the sunflower business. In June 2002, after reviewing a number of written indications of interest, the Agway Board of Directors affirmed management's intentions to actively pursue a sale of this business. As required by generally accepted accounting principles, the financial statements separately reflect the business operations planned for divestiture, or actually divested, as discontinued operations for all periods reported. For further information on the discontinued operations, refer to Note 4 of the condensed financial statements.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


RESULTS OF OPERATIONS (continued)
---------------------------------

To date, progress has been made regarding all divestiture plans. On August 28, 2002, Agway announced the completion of the sale of its wholly owned insurance subsidiary, Agway Insurance Company, to United Farm Family Mutual Insurance Company. On September 16, 2002, Agway completed the sale of its sunflower business (an operation historically included within the Country Products Group segment) to Cenex Harvest States Cooperatives. On September 27, 2002, Agway and GROWMARK announced that they had signed a definitive agreement regarding the sale of the Agronomy and Seedway businesses and related assets to GROWMARK, and a motion to approve this transaction was granted by the Bankruptcy Court on November 13, 2002. Finally, with respect to the sale of Telmark, Goldman, Sachs & Co. is continuing to assist the Company in exploring potential strategic alternatives for this business.

Amounts in the following narrative have been rounded to the nearest hundred thousand.

Consolidated Results
--------------------
Consolidated net sales and revenues of $188,900 for the three months ended September 30, 2002, decreased $12,700 (6%), compared to $201,600 for the same period in the prior year. The decreases were the result of decreased sales in Energy and Agriculture, with the most significant decrease occurring in Energy, as more fully discussed below.

The consolidated net loss of $22,800 for the three months ended September 30, 2002 is an increase of $12,600 (124%) compared to the $10,200 loss for the three months ended September 30, 2001. This increased loss includes a $4,100 increased pre-tax loss from continuing operations, a $6,600 decrease in tax benefit, and a $1,900 increase in loss on discontinued operations. Consolidated pre-tax loss from continuing operations of $17,500 for the three months ended September 30, 2002 reflects an increase of $4,100 (31%) from a pre-tax loss of $13,400 for the same period in the prior year. Improvements in the Country Products Group and in Agriculture were offset by a decline in Energy. Net corporate costs of $6,300 for the three-month period increased $4,300 (215%), compared to $2,000 for the same period in the prior year. These net corporate cost increases are principally related to a reduction in the pension income and an increase in professional services compared to the same period in the prior year. The pension plan amendments made last fiscal year, as previously disclosed in the Agway Form 10-K as of June 30, 2002, have reduced pension income from historical levels. The professional services expense increase related substantially to services rendered in connection with contingency planning which ultimately resulted in the Chapter 11 Proceedings. The $6,600 decrease in tax benefit is primarily due to valuation allowances of $6,300 provided in the three months ended September 30, 2002, as more fully discussed in Note 1. The $1,900 increased loss from discontinued operations is more fully discussed below.

Agriculture
-----------
Total Agriculture sales and revenues of $56,100 for the three months ended September 30, 2002 decreased by $3,200 (5%) compared to total Agriculture sales and revenues of $59,300 for the same period in the prior year. The feed business sales and revenues decreased $2,400 (4%) for the three months ended September 30, 2002. The decline was substantially the result of reduced volumes in manufactured dairy and poultry feeds. These reductions are a result of the overall general decrease in the farm economy compared to the same period in the prior year. The average selling price of feeds has remained relatively flat compared to the same periods in the prior year. This is due in large part to commodity prices being consistent with prior-year periods. Additionally, sales decreased $1,300 (100%) for the three months ended September 30, 2002 as a result of closed Agriculture farm stores that were part of the planned business realignment which began in mid-fiscal 2001. The declines in sales noted above were partially offset by increased tested specific pathogen free ("TSPF") heifer rearing service revenues of $500 (37%) for the three month-period ended September 30, 2002 compared to the same period in the prior year from the result of increased utilization of the facilities this year compared to the same period in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Agriculture (continued)
-----------------------
Agriculture pre-tax loss of $700 for the three-month period ended September 30, 2002 decreased $200 (5%) from a pre-tax loss of $900 for the three months ended September 30, 2001. The improvement in pre-tax loss for the quarter is primarily due to a royalty payment of $900 received by Agway for the use of Agway's name in connection with the sale of agricultural products to prospective buyers. The above improvements were partially offset by a decrease in pre-tax results within the feed business of $600 which is primarily the result of an increase in bad debt expense of $400 due to the bankruptcy of a dairy customer. Additionally, the improvements were further reduced by an increase in pre-tax losses in the TSPF heifer rearing services of $200 (27%) compared to the prior year.

Country Products Group
----------------------
Country Products Group (CPG) total sales and revenues of $35,000 for the three months ended September 30, 2002 increased $600 (2%) compared to total sales and revenues of $34,400 for the three months ended September 30, 2001. Sales in CPG ongoing operations increased $3,000 (10%) for the quarter ended September 30, 2002, compared to the same period in the prior year. An increase in sales in the continuing operations of the Produce Group of $2,900 (10%) for the quarter ended September 30, 2002, resulted from increased sales prices of potatoes which was caused by a shortage in supply during the quarter, along with an increase in sales of the empire sweet onion product based on increased market demand during the current quarter compared to the same period in the prior year. The above increase was partially offset by a decrease in sales compared to the prior year which resulted from the closing or selling of a number of business operations. The exit of these businesses reduced sales and revenues in these businesses by $2,400 (80%) for the three months ended September 30, 2002 compared to the same period in the prior year.

CPG pre-tax earnings of $1,600 for the three months ended September 30, 2002 increased $2,000 compared to the pre-tax loss of $400 for the same period in the prior year in 2001. The ongoing Produce Group operations generated pre-tax income of $1,000 for the three months ended September 30, 2002. Produce Group gross margins of $1,600 increased $1,000 for the three months ended September 30, 2002 compared to the same period in the prior year. The increased margins are a result of improved market conditions compared to the same period last year. Additionally, Apex Bag was sold in the month of August 2002 generating a gain on the sale of $1,000 which created a $900 variance in pre-tax earnings compared to the same period in the prior year. The remaining combination of closed business locations and operations to be divested generated pre-tax income for the three months ended September 30, 2002 of $100 compared to a pre-tax loss of $100 in the prior year.


Energy
------
Energy total sales and revenues of $98,600 for the three months ended September 30, 2002 decreased $10,200 (9%) compared to total sales and revenue of $108,800 in the same period in the prior year. Overall sales dollar decreases from liquid product volume was $12,500 (13%) for the three months ended September 30, 2002 compared to the same period in the prior year. The volume decreases were primarily the result of lower wholesale volumes in power fuels (gasoline and diesel). The generally weaker economic conditions compared to the prior year have lowered the demand for power fuels. Additionally, as a result of a decrease in commodity prices for the three months compared to the prior year, Energy experienced sales dollar decreases relating to price in its liquid products of $1,300 for the three months ended September 30, 2002 compared to the same period in the prior year. Finally, continued growth of revenues in heating, ventilation and air-conditioning installation and service increased sales by $3,600 (26%) for the three months ended September 30, 2002, compared to the same period in the prior year.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Energy (continued)
------------------
Energy pre-tax loss of $12,100 for the three months ended September 30, 2002 increased $2,000 (20%) compared to a pre-tax loss of $10,100 for the same period in the prior year. Overall gross margin dollars decreased $300 (1%) over the prior year and were substantially driven by the decrease in sales noted above. Additionally, a decrease in pre-tax earnings for the three months ended September 30, 2002, resulted from an increase in operating expenses of $1,200 (3%) compared to the same period in the prior year. These increases in operating expenses resulted from higher payroll and insurance costs. Adding to the increased pre-tax loss is an increase of $1,000 (117%) in a loss on the hedging positions that Energy enters into to offset the future cost of product. These items were partially offset from a reduction in interest expense of $500 (29%) compared to the same period in the prior year as a result of reduced working capital.

Discontinued Operations
-----------------------
The  following   discussion   represents  the  operational  results  of  Agway's
discontinued operations for the three months ended September 30, 2002 and 2001, respectively.

September 30, 2002           Leasing       Insurance      Sunflower    Agronomy(1)      Other (2)           Total
------------------        -------------  ------------  ------------   ------------    -------------   ---------------
Total sales & revenue.    $     22,296   $      4,806  $     10,352   $    30,117     $          0    $       67,571
Pre-tax earnings (loss)
from operations.......    $      6,130   $        108  $       (844)  $    (6,809)    $     (2,805)   $       (4,220)

September 30, 2001
------------------
Total sales & revenue.    $     22,518   $      7,075  $     10,259   $    35,655     $         (7)   $       75,500
Pre-tax earnings (loss)
from operations.......    $      5,299   $        328  $         82   $    (7,363)    $     (3,160)   $       (4,814)

(1) Includes the Agronomy, Seedway, and Brubaker Consulting businesses formerly part of the Agriculture business segment.

(2) The Other column includes the elimination of intercompany sales and revenues between discontinued operations components and other pre-tax earnings (loss) impacts of the discontinued operations, principally interest allocated to the net investment in discontinued operations.

Leasing (Telmark)
-----------------
Leasing total revenues of $22,300 for the three months ended September 30, 2002 decreased $200 (1%) compared to total revenues of $22,500 for the same period in the prior year. The decrease in revenues is primarily due to a lower average income rate on the outstanding portfolio caused by lower interest rates.

Pre-tax earnings from continuing operations of $6,100 for 2002 increased $800 (16%) for the three months ended September 30, 2002, compared to pre-tax earnings of $5,300 for the same period in the prior year. The increase in pre-tax earnings is primarily due to overall lower interest rates on the outstanding debt compared to the prior year. Additionally a decrease in the provision for credit losses contributed to the increase in pre-tax earnings. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Insurance
---------
Agway Insurance Company net revenues of $4,800 for the three months ended September 30, 2002, decreased $2,300 (32%) compared to net revenues of $7,100 for the same period in the prior year. The Agway Insurance Company was sold on August 28, 2002 to United Farm Mutual Insurance Company. The decrease in sales is due to only two months of activity prior to the date of sale in the current year compared to three months activity in the same period in the prior year.

Pre-tax earnings of the Agway Insurance Company of $100 for the three months ended September 30, 2002 decreased $200 (66%) compared to pre-tax earnings of $300 for the same period in the prior year.

Sunflower (Operation of the Country Products Group)
---------------------------------------------------
The Sunflower operation was previously a component of the Country Products Group segment. Total sales and revenue of $10,400 increased $100 (1%) for the three months ended September 30, 2002 compared to $10,300 in the same period in the prior year. The sunflower operation was sold on September 16, 2002 to Cenex Harvest States Cooperative.

Sunflower's pre-tax loss of $800 increased $900 for the three months ended September 30, 2002, compared to pre-tax earnings of $100 for the same period in the prior year. This pre-tax loss is a result of increased costs associated with bakery product lines compared to the prior year; in addition, expenses were higher for the quarter primarily due to increased legal expenses related to the sale.

Discontinued Agriculture Components
-----------------------------------
Agronomy, Seedway and Brubaker Consulting services were all previously reported as part of the Agriculture segment. Total sales and revenue of $30,100 decreased $5,600 (15%) for the three months ended September 30, 2002 compared to total sales and revenues of $35,700 in the same period in the prior year. The decrease in sales resulted from a decrease in sales in Agronomy of $2,600 (9%), a decrease in sales in Seedway of $2,600 (34%), and a decrease in sales in Brubaker of $400 (100%) compared to the sales in Agronomy, Seedway, and Brubaker, respectively, during in the same period in the prior year. Overall the decreases in sales are attributable to dryer than normal conditions that existed in the summer which caused a reduction in the number of acres planted by our customers. When normal summer conditions exist, many customers that purchase both the Agronomy and Seedway products are able to plant a second crop; however, due to the drought conditions in the summer of 2002, this second planting generally did not occur. Additionally sales were down over the prior year due to the closing of the Brubaker Agronomic Consulting Service business during fiscal 2002.

Agriculture's discontinued components pre-tax loss of $6,800 for the three months ended September 30, 2002 decreased $600 (8%) compared to a pre-tax loss of $7,400 for the same period in the prior year. The decrease in pre-tax losses is related to a reduction in expenses related to packaging and distribution of Agronomy related products. These reductions were partially offset in by inventory write-downs of seasonal seed products that were not sold due to the adverse weather conditions noted above.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As discussed in more detail below, due to the Company's projected level of cash from operations and the status of its previously announced plan to divest certain of its businesses, the Company determined that it would have difficulty in satisfying its anticipated short-term and long-term liquidity needs. As described in more detail below, the Company has agreed to terms of a DIP Facility with its current lender group and filed for an order of protection under Chapter 11 of the United States Bankruptcy Code on October 1, 2002. It is currently expected that the DIP Facility will be sufficient to meet the liquidity needs of the Company during the Chapter 11 Proceedings.

Events Leading to the Chapter 11 Filings
Based on the expected cash flow from our business operations, the cash generated from asset sales to date, and the uncertainty of both the amount and timing of cash from other planned sales of business operations, it was not certain or likely that we would have generated sufficient cash to pay our November 1, 2002, maturity of subordinated debt of $33,100. Further, without an amendment to the then existing credit agreement, payment of that subordinated debt maturity would have been precluded since it would have constituted a default of the minimum Agway securities balance requirement in the credit agreement.

In addition, earnings through September 30, 2002, were not expected to, and did not, meet the financial covenant requirements of the then existing credit agreement. Projected cash flow from our business operations, with appropriate senior debt financing, was expected to be sufficient to meet future operating needs but, without additional sales of assets, was not expected to be adequate to pay the future interest requirements on Agway Inc. unsecured debt or dividends on Agway Inc. preferred stock. In July 2002, our surety provider issued cancellation notices relative to $23,900 of surety bonds supporting our insurance programs. While this had no direct impact on our insurance coverage, it gave our insurance carriers the right to demand payment of the collateral amount provided by the bonds from the issuer of the bonds. Because of the cancellation notices issued, our insurers had a right to make demand on our surety provider for $4,625 starting late September and for $6,000 starting late October. We disputed the right of the surety provider to cancel the remaining $13,275 at that time but recognize their right to cancel coverage in the spring of 2003 at the scheduled renewal dates. If our insurers would have demanded payment relative to these cancellation notices and if our surety provider had chosen to pay cash to our insurers rather than reissue bonds, our surety would have had a right to demand cash payment from us. As previously announced, we ceased our historic practice of voluntarily repurchasing Agway preferred stock and certain subordinated debt; as a result, we concluded that we would no longer have been able to successfully issue such debt because it would not have been possible to restore investor confidence in Company-issued securities without a comprehensive restructuring at the Agway Inc. level. In view of the foregoing, we determined that such a restructuring could best be accomplished through a Chapter 11 reorganization. To that end, as noted above, the Company entered into the Chapter 11 Proceedings on October 1, 2002.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------

Cash Flows for Three Months Ended September 30, 2002 and 2001
During the three months ended September 30, 2002 and 2001, cash generated from sale of discontinued operations and from sale of assets was Agway's major source of funds to finance increased working capital needs, capital improvements, redemption of debt, redemption of stock, and shareholder dividends.

                                               September 30,              September 30,               Increase
                                                   2002                       2001                   (Decrease)
                                            ---------------------   -----------------------   ----------------------
Net cash flows provided by (used in):
     Continuing operating activities......  $          (28,830)        $           1,055         $          (29,885)
     Discontinued operating activities....              42,155                    16,142                     26,013


     Investing activities of continuing
       operations.........................                 133                      (365)                       498

     Financing activities of continuing
       operations.........................              (7,363)                  (16,832)                     9,469
                                            -------------------        ------------------        ------------------
Net increase (decrease) in cash
     and equivalents......................  $            6,095         $               0         $            6,095
                                            ===================        ==================        ===================

Cash Flows from Continuing Operating Activities
Cash flows from continuing operations for the three months ended September 30, 2002 used cash of $28,800, compared to generation cash of $1,100 for the same period in the prior year. The fluctuations in continuing operations cash flows are substantially the result of fluctuations in the cash required to fund working capital. Due to the commodities used in our Energy and Agriculture businesses, inventory, receivables and payables are significantly impacted by changes in the commodity prices.

Cash Flows from Investing Activities of Continuing Operations
Capital expenditures required cash of $2,200 and $1,500 for the three months ended September 30, 2002 and 2001, respectively. Cash flows used in investing was funded by cash generated from investing activities, principally the proceeds from the disposal of property and equipment, which amounted to $2,300 and $1,300 for the three months ended September 30, 2002 and 2001, respectively.

Cash Flows from Financing Activities of Continuing Operations
For the three months ended September 30, 2002, the financing obligations of the Company, including short-term notes payable and subordinated debentures, were reduced principally through net cash proceeds received from discontinued operations activities, principally sale of assets. The following details the Company's current financing activities:

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES
       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------
Cash Flows from Financing Activities of Continuing Operations (continued)

Agway Senior Debt
As more fully described below, as a result of the Company's Chapter 11 Proceedings, the Agway Senior Debt Agreement ("Senior Debt") has been replaced by the DIP Facility. During the first quarter ended September 30, 2002, the Company had available under its Senior Debt, an asset-based revolving line of credit for up to $150,000 pursuant to the terms of a credit agreement dated March 28, 2001 between Agway Inc., certain subsidiaries, and a syndicated group of lenders (the "Credit Agreement"). However, as of September 30, 2002, Agway was in default under the Credit Agreement, and it was necessary to obtain a waiver regarding those covenant violations. Those covenant violations were permanently waived on November 14, 2002, and as a result, Agway no longer has any obligations under the Credit Agreement. The Senior Debt was collateralized by a variety of our assets, including the outstanding limited liability company membership interest of Telmark. Interest rates were determined as either prime rate plus 2.5% or the London Interbank Offered Rate (LIBOR) plus 4%. During the quarter, we sold the Agway Insurance Company and the Sunflower division of our CPG segment for gross proceeds of approximately $42,100, which had the impact of reducing the commitment level from $150,000 to $125,000. The Credit Agreement had a number of financial covenants which had restricted capital spending and required us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the Credit Agreement and minimum ratios of EBITDA to fixed charges and interest of Senior Debt.

The Credit Agreement was amended three times in response to violations of financial covenants. In connection with those amendments, the violations were waived. As of September 30, 2002, we had violated various covenants under the Credit Agreement. As noted above, these covenants were permanently waived effective November 13, 2002, with the first amendment to the DIP Facility. The first amendment's most significant change to the DIP Facility was the waiver of compliance with the financial covenants set forth in the former Credit Agreement and also conformed the DIP Facility to the Bankruptcy Court Order.

On October 22, 2002, the Bankruptcy Court granted Agway and certain subsidiaries, including the non-debtor borrowers, final approval to enter into an 18-month DIP Facility of $125,000 with its existing lenders to fund working capital requirements of the Debtors during the Chapter 11 Proceedings, and to fund the working capital requirements of the non-debtor borrowers.

The DIP Facility line is collateralized by a variety of our assets, including the pledge of the limited liability company membership interest in Telmark. As in the former Senior Debt Agreement, interest rates are determined at the option of Agway, as either prime rate plus 2.5% or the London Interbank Offered rate (LIBOR) plus 4%. The amount available to Agway under this asset-based line of credit is the lesser of the "collateral borrowing base" or the $125,000 upper limit of the line of credit.

In the event of the sale of certain assets, as defined in the DIP Facility, the upper limit of the line of credit will decrease from $125,000 to $100,000. The collateral borrowing base consists of certain of Agway's eligible accounts receivable and inventory (as defined in the DIP Facility). In addition, the collateral borrowing base includes other assets pledged as collateral up to the lesser of $25,000 or $125,000 less the eligible accounts receivable and inventory. In the event that a sale of certain assets, as defined in the DIP Facility, is not completed on or before December 31, 2002, the $25,000 additional collateral borrowing base related to those assets is reduced by $10,000 and is further reduced by $5,000 in each succeeding month to zero by March 31, 2003 in the event the assets are not sold by then. At that time, the collateral borrowing base will consist solely of eligible accounts receivable and inventory.

The DIP Facility has a number of financial covenants which restrict our capital spending and require us to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, and restructuring charges, as well as a maximum level of restructuring charges.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------
Cash Flows from Financing Activities of Continuing Operations (continued)

Agway Subordinated Debt

Agway previously registered with the Securities and Exchange Commission (SEC) to offer debentures and money market certificates to the public. As previously disclosed, on March 6, 2002, the Company suspended its active capital raising efforts through the sale of Company securities; it does not expect to sell any additional securities in the near future, if at all. The debentures and money market certificates are unsecured and subordinated to all senior debt of Agway. Furthermore, as a result of the Chapter 11 Proceedings, payment of interest and maturities on these securities are prohibited. Accordingly, the $33,100 maturity of subordinated debt due on November 1, 2002 was not paid.

Surety Liquidity Risk
As indicated above, our surety provider issued cancellation notices to our insurers. If our insurers made claim against those bonds and the surety provider chooses to pay cash to our insurers rather than reissue bonds, our surety would have a right to make a claim against us for such amounts in the Chapter 11 Proceedings.

Sources of Long-Term Financing
Sources of long-term financing include the following as of September 30, 2002:

Source of debt
--------------
Other long-term debt - due 2002 to 2018, interest at a weighted average
   rate of 9.3% with a range of 6.54% to 10%......................... $    1,965
Capital lease - due 2002 to 2022, interest with a range of 10.83%
   to 12.2%..........................................................     16,828
Subordinated money market certificates - due 10/02 to 10/17, interest at a weighted average rate of 8.23% with a range of 5.50% - 9.75%.. 419,805 Subordinated debentures - due 2003, interest at a weighted average rate
   of 7.92% with a range of 7.50% to 8.00%...........................      3,705
                                                                       ---------
     Total debt...................................................... $  442,303
                                                                      ==========

CRITICAL ACCOUNTING POLICIES
----------------------------
Critical accounting policies are those accounting policies that are very important to the portrayal of the Company's financial condition and results which require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes the following to be critical and could result in materially different amounts being reported under different conditions or using different assumptions.

Disposal of Long-Lived Assets/Discontinued Operations
With the announcement of our March 6, 2002 plan, our ongoing strategic assessment, and our adoption of SFAS No. 144, we are required to separately report the combined results of businesses that we are taking steps to sell as discontinued operations and to immediately recognize any estimated losses directly related to the sales of those businesses. Actual gains, if any, realized on sale of discontinued operations are not reported until realized. The results of operations of all discontinued businesses are reported in discontinued operations in the periods in which they occur. Discontinued business operations results are reported in the income statement, net of tax, in earnings (loss) from operations of discontinued operations. The recognition of any estimated losses directly related to the sales of these businesses are reported in the income statement, net of taxes, in gain (loss) on disposal of discontinued operations. The estimation of any loss on disposal, including the direct costs to sell, is dependent on numerous factors that continuously change as we proceed in our negotiations to sell these operations. This creates a situation where our estimate can change frequently and could differ significantly period to period.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


CRITICAL ACCOUNTING POLICIES (continued)
----------------------------------------

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


CRITICAL ACCOUNTING POLICIES (continued)
----------------------------------------

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

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                   (Unaudited)
                             (Thousands of Dollars)


COMMODITY PRICE EXPOSURE
------------------------
In the normal course of our continuing operations, we have exposure to market risk from price fluctuations associated with commodities such as corn, soy complex, oats, gasoline, distillate and propane. These price fluctuations impact commodity inventories, product gross margins, and anticipated transactions in our Agriculture and Energy businesses. We manage the risk of market price fluctuations of some of these commodities by using commodity derivative instruments. Commodity derivative instruments include exchange-traded futures and option contracts and, in limited circumstances, over-the-counter contracts with third parties. We have policies that specify what we can use commodity derivative instruments for and set limits on the maturity of contracts we enter into and the level of exposure to market price fluctuations that we are trying to protect ourselves against (or hedge). However, because the commodities markets are very volatile, our gains or losses on these contracts might not fully offset the corresponding change in the prices of the underlying commodity, which could lower our earnings.

A sensitivity analysis has been prepared to estimate Agway's exposure to market risk of its commodity instrument positions as of September 30, 2002 and 2001. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities for which the commodity instruments are managing the price risk. As of September 30, 2002 and 2001, assuming a 10% hypothetical adverse change in the underlying commodity price, the potential decrease in fair value of our Energy business commodity instruments was $5,300 and $2,300, respectively. The potential loss in fair value of commodity instruments for Agriculture was immaterial for both periods.

                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

                         Item 4. CONTROLS AND PROCEDURES


CONTROLS AND PROCEDURES
-----------------------
Within the 90-day period prior to the filing date of this quarterly report, the chief executive officer and chief financial officer of Agway Inc. evaluated Agway's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in Agway's reports that it files with the Securities and Exchange Commission (SEC). These disclosure controls and procedures have been designed to ensure that (a) material information relating to Agway, including its consolidated subsidiaries, is made known to Agway's management, including their officers, by other employees of Agway and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Based upon this evaluation, these officers concluded that the design of the disclosure controls and procedures is sufficient to accomplish their purpose.

There have been no significant changes in Agway's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES

Item 3. Defaults Upon Senior Indebtedness
------------------------------------------

As of September 30, 2002, Agway had violated various covenants under its Credit Agreement. These covenants were permanently waived effective November 14, 2002, with the first amendment to the DIP facility.

On October 1, 2002, Agway Inc. and certain of its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the U. S. Bankruptcy Code. Under the Chapter 11 Proceedings, we will be prohibited from paying all pre-petition indebtedness, including principal, interest, and maturities on our outstanding debt securities and various other obligations or claims against the Company. Accordingly, the $33,100 maturity of subordinated debt due on November 1, 2002 was not paid.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(A)  EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

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

   3(c)   - Agway Inc.  By-Laws,  as amended May 2, 2002,  filed by reference to
            Exhibit 3(d) of Form 10-Q as of March 31, 2002, dated May 15, 2002.

   3(d)   - Restated  Certificate of Incorporation  dated October 3, 1989, filed by reference to Exhibit 3(d) of Form10-K as of June 30, 2002, dated.

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

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K (continued)
-----------------------------------------------------


(A) EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K (CONTINUED)

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


   4(e)   - The Indenture  dated as of August 24, 1987,  between AFC and Key Key
            Bank of Central New York of Syracuse, New York, Trustee, including forms of Subordinated Member Money Market Certificates (Minimum 6.5% per annum) due October 31, 2008, and Subordinated Money Market Certificates (Minimum 6% per annum) due October 31, 2008, filed by reference to Exhibit 4 of the Registration Statement (Form S-3), File No. 33-16734, dated August 31, 1987.

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

   4(k)   - Letter  dated  November  14,  1997 from  Chase  Manhattan  Bank,  as
            Successor  Trustee,  to Mellon Bank,  F.S.B.,  filed by reference to
            Exhibit 4(a) of the Annual Report on Form 10-K, dated September 21, 2000.
                                       35

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K (continued)
-----------------------------------------------------

(A) EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K (CONTINUED)

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

   MATERIAL CONTRACTS

   10(a) - Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement with lenders dated October 4, 2002, filed by reference to Exhibit
            99.4 of Form 8-K, dated October 15, 2002.

   10(b) - Security Agreement with lenders dated October 4, 2002, filed by reference to Exhibit 99.5 of Form 8-K, dated October 15, 2002.

   10(c) - Pledge Agreement with lenders dated October 4, 2002, filed by reference to Exhibit 99.6 of Form 8-K, dated October 15, 2002.

   10(d)  - Intellectual  Property Security Agreement with lenders dated October
            4, 2002, filed by reference to Exhibit 99.7 of Form 8-K, dated October 15, 2002.

   10(e) - Credit Agreement with lenders dated March 28, 2001, filed by reference to Exhibit 10(a) of Form 10-Q as of March 24, 2001, dated May 8, 2001.

   10(f) - Security Agreement with lenders dated March 28, 2001, filed by reference to Exhibit 10(b) of Form 10-Q as of March 24, 2001, dated May 8, 2001.

   10(g) - Pledge Agreement with lenders dated March 28, 2001, filed by reference to Exhibit 10(c) of Form 10-Q as of March 24, 2001, dated May 8, 2001.

   10(h)  - Intellectual  Property  Security  Agreement with lenders dated March
            28, 2001, filed by reference to Exhibit 10(d) of Form 10-Q as of March 24, 2001, dated May 8, 2001.

   10(i)  - First Amendment and Waiver to Credit Agreement,  dated September 14,
            2001, filed by reference to Exhibit 10(e) of Form 10-K as of June 30, 2001, dated September 14, 2001.

   10(j) - First Amendment to Security Agreement, dated September 14, 2001, filed by reference to Exhibit 10(f) of Form 10-K as of June 30, 2001, dated September 14, 2001.

   10(k) - Pledge Amendment with lenders, dated September 14, 2001, filed by reference to Exhibit 10(g) of Form 10-K as of June 30, 2001, dated September 14, 2001.

   10(l)  - Vehicle Security and Escrow Agreement with lenders,  dated September
            14, 2001, filed by reference to Exhibit 10(h) of Form 10-K as of June 30, 2001, dated September 14, 2001.

   10(m)  - Second Amendment and Waiver to Credit  Agreement,  dated January 31,
            2002, filed by reference to Exhibit 10(k) of Form 10-Q as of December 31, 2001, dated February 4, 2002.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K (continued)
-----------------------------------------------------

(A) EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K (CONTINUED)

   MATERIAL CONTRACTS (CONTINUED)

   10(n) - Third Amendment and Waiver to Credit Agreement, dated April 3, 2002, filed by reference to Exhibit 10(l) of Form 10-Q as of March 31, 2002, dated May 15, 2002.

   10(o) - Waiver to Credit Agreement, dated May 13, 2002, filed by reference to Exhibit 10(m) of form 10-Q as of March 31, 2002, dated May 15, 2002.

   10(p) - Consent and Fourth Amendment to Credit Agreement, dated July 30, 2002, filed by reference to Exhibit 10(l) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(q) - Consent and Fifth Amendment to Credit Agreement, dated September 13, 2002, filed by reference to Exhibit 10(m) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(r) -  Directors - Deferred Compensation  Agreement,  filed by reference to
            Exhibit 10(n) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(s) - Board Officers - Deferred Compensation Agreement, filed by reference to Exhibit 10(o) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(t) - Incentive plans for period beginning July 1, 2001 for Mr. Donald P. Cardarelli, filed by reference to Exhibit 10(p) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(u) - Incentive plans for period beginning July 1, 2002 for Mr. Donald P. Cardarelli, filed by reference to Exhibit 10(q) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(v) - Incentive plans for period beginning July 1, 2001 for Mr. Michael R. Hopsicker, filed by reference to Exhibit 10(r) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(w) - Incentive plans for period beginning July 1, 2002 for Mr. Michael R. Hopsicker, filed by reference to Exhibit 10(s) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(x) - Letter dated October 26, 2001 between Mr. Michael R. Hopsicker and Mr. Donald P. Cardarelli, filed by reference to Exhibit 10(t) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(y) -  Letter dated April 20, 2001  between Mr. Roy Lubetkin and Mr. Donald
            P. Cardarelli, filed by reference to Exhibit 10(u) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(z) - Indemnification agreement dated April 30, 2001 between Agway and Mr. Roy Lubetkin, filed by reference to Exhibit 10(v) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(aa) - Incentive  plans for  period  beginning  July 1,  2001  for Mr.  Roy
            Lubetkin, filed by reference to Exhibit 10(w) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(ab) - Incentive  plans for  period  beginning  July 1,  2002 for  Mr.  Roy
            Lubetkin, filed by reference to Exhibit 10(x) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(ac) - Incentive  plans for  period  beginning  July 1,  2001 for  Mr.  Dan
            Edinger, filed by reference to Exhibit 10(y) of Form 10-K as of June 30, 2002, dated September 30, 2002.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K (continued)
-----------------------------------------------------

(A) EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K (CONTINUED)

   MATERIAL CONTRACTS (CONTINUED)

   10(ad) - Incentive  plans  for  period  beginning  July 1,  2002 for Mr.  Dan
            Edinger, filed by reference to Exhibit 10(z) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(ae) - Letter dated September 26, 2002 to Mr. D. J. Edinger from Mr. Donald
            P. Cardarelli concerning stay pay, filed by reference to Exhibit 10(aa) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(af) - Incentive  plans  for period  beginning  July 1, 2001 for Mr.  Jerry
            Seeber, filed by reference to Exhibit 10(ab) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(ag) - Letter dated January 14, 2002 to Mr. G. R. Seeber from Mr. Donald P.
            Cardarelli concerning stay pay, filed by reference to Exhibit 10(ac) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(ah) - Stock Purchase  Agreement  Between Agway Inc. and United Farm Family
            Mutual Insurance Company, dated June 14, 2002, filed by reference to
            Exhibit 10(ad) of Form 10-K as of June 30, 2002, dated September 30, 2002.

   10(ai) - Asset  Purchase  Agreement  By and  Between  Agway,  Inc.  and Cenex
            Harvest States Cooperatives, dated as of September 10, 2002, filed by reference to Exhibit 10(ae) of Form 10-K as of June 30, 2002, dated September 30, 2002.

 (ii)The following exhibits are filed as a separate section of this report:

   10(aj) - First     amendment     to    Senior     Secured,     Super-Priority
            Debtor-in-Possession Credit Agreement with lenders dated November 14, 2002, filed herewith.

   99     - Sarbanes-Oxley Act of 2002  Certifications
            -- 99.1 Certification of Chief Executive Officer
            -- 99.2  Certification  of Chief Financial Officer

(B) REPORTS ON FORM 8-K

   AGWAY FILED REPORTS ON FORM 8-K DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2002, AS FOLLOWS:

   July 31, 2002
   -------------
   To announce that Agway Inc. and GROWMARK, Inc. signed a Letter of Intent that provides GROWMARK with exclusive rights to negotiate for the possible acquisition of Agway's Agronomy and Seedway businesses and related assets.

   September 4, 2002
   -----------------

   To announce that on August 28, 2002, Agway completed the sale of its wholly owned insurance subsidiary, Agway Insurance Company, to Indiana Farm Bureau Insurance Companies.

   September 13, 2002
   ------------------

   To announce that CHS Cooperatives and Agway Inc. had signed a definitive agreement under which the Harvest States Division of CHS will acquire Agway's Grandin, N.D.-based Sunflower business.

                           PART II. OTHER INFORMATION
                    AGWAY INC. AND CONSOLIDATED SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K (continued)
-----------------------------------------------------

(B)REPORTS ON FORM 8-K (CONTINUED)

   AGWAY FILED REPORTS ON FORM 8-K SUBSEQUENT TO SEPTEMBER 30, 2002, BUT PRIOR TO FILING OF THIS FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002, AS
   FOLLOWS:

   October 15, 2002
   ----------------
   To announce that Agway Inc. and certain of its wholly owned subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code on October 1, 2002. The disclosure listed some details as to the case numbers assigned, judge presiding over cases, and discussion of the granting of various initial requests of Agway. Additionally, announced that the Company had agreed to terms of a $125 million debtor-in-possession (DIP) financing facility and that interim approval to obtain $80 million of the DIP financing had been received by the Bankruptcy Court on October 4, 2002.

   October 24, 2002
   ----------------
   To announce the approval by the Bankruptcy Court on October 22,2002 for access to the full amount of the $125 million debtor-in-possession credit facility. Additionally, announced the details of an auction within the Chapter 11 proceedings of the Company's Agronomy and Seedway businesses and related assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                AGWAY INC.
                                    --------------------------------------------
                                               (Registrant)




Date   November  14, 2002                /s/ PETER J. O'NEILL
      ----------------------        --------------------------------------------
                                              Peter J. O'Neill
                                           Senior Vice President,
                                              Finance & Control
                                      (Principal Financial Officer and
                                         Chief Accounting Officer)

               CERTIFICATIONS UNDER NEW EXCHANGE ACT RULES 13a-14
               --------------------------------------------------

                     AND 15d-14 OF THE EXCHANGE ACT OF 1934
                     --------------------------------------

I, Donald P. Cardarelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2002 of Agway Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 14, 2002
         -------------------------

         /s/  Donald P. Cardarelli
         -------------------------
         Donald P. Cardarelli
         President and Chief Executive Officer

               CERTIFICATIONS UNDER NEW EXCHANGE ACT RULES 13a-14
               --------------------------------------------------

                     AND 15d-14 OF THE EXCHANGE ACT OF 1934
                     --------------------------------------

I, Peter J. O'Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2002 of Agway Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 14, 2002
         ----------------------------
         /s/  Peter J. O'Neill
         ----------------------------
         Peter J. O'Neill
         Senior Vice President, Finance and Control