Form 10-Q
period 2002-12-31
AGWAY INC
filed 2003-02-18
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
---
ACT OF 1934
For the quarterly period ended December 31, 2002
                               -----------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934
For the transition period from                       to
                               ---------------------    ------------------------
Commission file number 2-22791
                       -------

                                   AGWAY INC.
                              DEBTOR-IN-POSSESSION
                              AS OF OCTOBER 1, 2002
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


                                  315-449-6715
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

Indicated by check mark whether the registrant is an accelerated filer.
Yes        No   X
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.





      Class                                      Outstanding at February 7, 2003
------------------------                         -------------------------------
Membership Common Stock,                                  96,447 shares
$25 par value per share

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                             PAGE NO.
                                                                                             --------
PART I.    FINANCIAL INFORMATION
------     ---------------------

           Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of December 31, and June 30, 2002...........   3

           Condensed Consolidated Statements of Operations and Retained Earnings for
           the three months and six months ended December 31, 2002 and December 31, 2001........   4

           Consolidated Statements of Comprehensive Income for the three months and six months ended December 31, 2002 and December
           31, 2001.............................................................................   5

           Condensed Consolidated Cash Flow Statements for the six months ended
           December 31, 2002 and December 31, 2001..............................................   6

           Notes to Condensed Consolidated Financial Statements.................................   7

           Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................................  24

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................  39

           Item 4.  Controls & Procedures.......................................................  40

PART II.   OTHER INFORMATION
-------    -----------------

           Item 1.   Legal Proceedings..........................................................  41

           Item 2.  Changes in Securities and Use of Proceeds...................................  41

           Item 3.   Defaults Upon Senior Indebtedness..........................................  41

           Item 4. Submission of Matters to a Vote of Security Holders..........................  42

           Item 6.  Exhibits and Reports on Form 8-K............................................  43

           SIGNATURES...........................................................................  50

           Certifications Under New Exchange Act Rules 13a-14 and 15d-14 of the
           Exchange Act of 1934.................................................................  51



                          PART I. FINANCIAL INFORMATION
                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES
                                   (Unaudited)
                  Item 1. CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

ASSETS                                                                               December 31,        June 30,
                                                                                        2002              2002
                                                                                    -------------    --------------
Current Assets:
     Cash.........................................................................  $      11,693    $            0
     Trade accounts receivable (including notes receivable of
         $2,270 and $1,988, respectively), less allowance for
         doubtful accounts of $5,431 and $4,723, respectively.....................         95,207            76,733
     Advances and other receivables...............................................         19,227             4,757
     Inventories:
         Raw materials............................................................            457               954
         Finished goods...........................................................         29,753            26,322
         Goods in transit and supplies............................................          1,281             1,902
                                                                                    -------------    --------------
              Total inventories...................................................         31,491            29,178
     Deferred tax assets..........................................................         27,527            27,056
     Prepaid expenses and other assets............................................         12,597             8,754
                                                                                    -------------    --------------
         Total current assets.....................................................        197,742           146,478
Restricted cash...................................................................         15,285                 0
Security investments, net.........................................................         10,823            11,125
Properties and equipment, net.....................................................        120,073           123,685
Net pension asset.................................................................        226,020           223,649
Other assets  ....................................................................         11,352            14,817
Total assets of discontinued operations...........................................        798,667         1,049,340
                                                                                    -------------    --------------
         Total assets.............................................................  $   1,379,962    $    1,569,094
                                                                                     ============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Notes payable................................................................  $           0            34,180
     Current installments of long-term debt.......................................            163             1,842
Current installments of subordinated debt.........................................           -               36,917
     Accounts payable.............................................................         34,121            49,015
     Trade receivables with credit balances.......................................         33,897            28,079
     Other current liabilities....................................................         15,539            51,976
                                                                                    -------------    --------------
         Total current liabilities................................................         83,720           202,009
Long-term debt....................................................................          1,524            17,143
Subordinated debt.................................................................           -              388,449
Deferred tax liabilities..........................................................         22,239            31,987
Other liabilities.................................................................         15,090            60,260
Liabilities of discontinued operations (excluding $19,731 at December 31 in
     liabilities subject to compromise............................................        669,355           805,144
                                                                                    -------------    --------------
         Total liabilities not subject to compromise..............................        791,928         1,504,992
Liabilities subject to compromise.................................................        556,036                 0
Commitments and contingencies.....................................................
Shareholders' equity:
     Preferred stock, net.........................................................         31,997            32,057
     Common stock, net............................................................          2,411             2,413
     Accumulated other comprehensive income (loss)................................          3,848             1,195
     Retained earnings (deficit)..................................................         (6,258)           28,437
                                                                                    --------------   --------------
         Total shareholders' equity...............................................         31,998            64,102
                                                                                    -------------    --------------
              Total liabilities and shareholders' equity..........................  $   1,379,962    $    1,569,094
                                                                                    =============    ==============

     See accompanying notes to condensed consolidated financial statements.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

  Item 1. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                       Three Months Ended                 Six Months Ended
                                                 -------------------------------    -------------------------------
                                                  December 31,     December 31,      December 31,     December 31,
                                                     2002              2001             2002              2001
                                                 -------------    --------------    -------------    --------------
Net sales and revenues.........................  $     259,597    $      229,392    $     448,537    $      431,023

Cost and expenses from:
     Products and plant operations.............        232,874           208,458          418,280           404,769
     Selling, general and administrative
       activities..............................         17,627            15,914           36,662            31,206
                                                 -------------    --------------    -------------    --------------
         Total operating costs and expenses....        250,501           224,372          454,942           435,975

Operating income (loss)........................          9,096             5,020           (6,405)           (4,952)
Interest expense, net..........................            (10)           (4,808)          (4,874)           (9,809)

Other income (expense), net....................         (2,513)              371              405             1,958
                                                 -------------    --------------    -------------    --------------
Earnings (loss) from continuing operations
  before reorganization expenses and income
  taxes........................................          6,573               583          (10,874)          (12,803)

Reorganization expenses .......................          2,977                 0            2,977                 0

Income tax expense (benefit)...................             64             1,911              127            (4,646)
                                                 -------------    --------------    -------------    --------------

Earnings (loss) from continuing operations.....          3,532            (1,328)         (13,978)           (8,157)

Discontinued operations:
     Loss from operations, net of tax expense
       (benefit) of $125, $(652), $250,
         and $(2,053), respectively............          1,064            (2,260)          (3,281)           (5,673)
     Loss on disposal, net of tax expense
       (benefit) of $0, $0, $0 and $0..........        (16,518)                0          (17,436)                0
                                                 -------------    --------------    -------------    --------------
     Loss from discontinued operations.........        (15,454)           (2,260)         (20,717)           (5,673)

Net loss ......................................        (11,922)           (3,588)         (34,695)          (13,830)
                                                 -------------    --------------    -------------    --------------
Retained earnings, beginning of period.........          5,664           119,101           28,437           129,343
                                                 -------------    --------------    -------------    --------------        --
Dividends......................................              0            (1,352)               0            (1,352)
                                                 -------------    --------------    -------------    --------------
Retained (deficit) earnings, end of period.....  $      (6,258)   $      114,161    $      (6,258)   $      114,161
                                                 =============    ==============    =============    ==============











     See accompanying notes to condensed consolidated financial statements.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

        Item 1. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Thousands of Dollars)

                                                       Three Months Ended                 Six Months Ended
                                                 -------------------------------    -------------------------------
                                                  December 31,     December 31,      December 31,     December 31,
                                                     2002              2001             2002              2001
                                                 -------------    --------------    -------------    --------------
Net earnings (loss)............................  $     (11,922)   $       (3,588)   $     (34,695)   $      (13,830)

Other comprehensive income (loss), net of tax:

     Unrealized gains (losses) on
         available-for-sale securities
         held in discontinued operations.......              0              (388)               0               434
     Reclassification adjustment for
         gains (losses) included in net
         earnings..............................              0               (15)            (570)              (20)

     Deferred gains (losses) on cash flow
         hedges, net of tax:
         Holding gains (losses) arising
         during period.........................          1,194            (1,058)           5,179              (976)
         Reclassification adjustment for
         gains (losses) included in net
         earnings..............................         (1,494)            1,224           (1,956)            1,197
                                                 -------------    --------------    -------------    --------------

Other comprehensive income (loss)..............           (300)             (237)           2,653               635
                                                 -------------    --------------    -------------    --------------

Comprehensive income (loss)....................  $     (12,222)   $       (3,825)   $     (32,042)   $      (13,195)
                                                 =============    ==============     ============    ==============






















     See accompanying notes to condensed consolidated financial statements.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

               Item 1. CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                                                           Six Months Ended
                                                                                    -------------------------------
                                                                                     December 31,     December 31,
                                                                                        2002              2001
                                                                                    -------------    --------------
Net cash flows provided by (used in) continuing operations before reorganization
     items........................................................................  $     (39,241)   $       34,794
Reorganization items (excluding non-cash changes of $990).........................         (1,987)                0
                                                                                    -------------    --------------
Net cash flows provided by (used in) continuing operating activities..............        (41,228)           34,794

Cash flows provided by (used in) investing activities:
     Purchases of property, plant and equipment...................................         (5,916)           (3,495)
     Proceeds from disposal of property, plant and equipment......................          2,663               483
     Net purchase (sale) of other security investments............................             (5)           (1,643)
     Proceeds from disposal of discontinued operations............................         99,100           -
                                                                                    -------------    --------------

Net cash flows provided by (used in) investing activities:........................         95,842            (4,655)

Cash flows provided by (used in) financial activities:
     Net change in short-term notes payable.......................................        (34,180)          (54,462)
     Proceeds from long-term debt.................................................            235                 0
     Repayment of long-term debt..................................................            (42)             (463)
     Proceeds from sale of subordinated debt......................................              0            65,053
     Maturity and redemption of subordinated debt.................................         (1,856)          (68,908)
     Net change in capital leases.................................................           (779)              563
     Redemption of stock, net.....................................................            (62)           (1,716)
     Cash dividends paid..........................................................         (1,307)           (2,874)
                                                                                    -------------    --------------

Net cash flows provided by (used in) financing activities.........................        (37,991)          (62,807)

Net cash flows provided by (used in) discontinued operations......................         (4,930)           32,668
                                                                                    -------------    --------------

Net increase (decrease) in cash and equivalents...................................         11,693                 0
Cash and equivalents at beginning of period.......................................              0                 0
                                                                                    -------------    --------------

Cash and equivalents at end of period.............................................  $      11,693    $            0
                                                                                    =============    ==============













     See accompanying notes to condensed consolidated financial statements.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company" or "Agway") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, or those normally made in the Company's annual report on Form 10-K. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002 for further information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003, due to the seasonal nature of certain major segments of our business.

     On October 1, 2002, Agway Inc. and five of its subsidiaries (collectively the "Debtors") filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in order to allow it to continue running its businesses without interruption while it gains the time needed to reorganize its financial obligations and strengthen its balance sheet. See
     Note 2 for further details of the Chapter 11 filings.

     The accompanying consolidated financial statements as of and for the period ended December 31, 2002 have been prepared on a going concern basis. As a result of the Debtors entering into Chapter 11 Proceedings on October 1, 2002, Agway's unaudited condensed consolidated financial statements for the quarter ended December 31, 2002 have been prepared in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," and will continue to apply generally accepted accounting principles as a going concern which assumes the realization of assets and the payment of liabilities in the ordinary course of business.

     SOP 90-7 requires that pre-petition liabilities that are subject to compromise be segregated in Agway's unaudited Condensed Consolidated Balance Sheet as "Liabilities Subject to Compromise" (which are more specifically detailed in Note 2) and that revenues, expenses, interest income, realized gains and losses, and provisions for losses resulting from the reorganization of the Debtors be reported separately as reorganization items, except for those revenues and expenses required to be reported as discontinued operations, in the unaudited Condensed Consolidated Statements of Operations. Finally, a condensed combined financial statement that includes all Debtors in the Bankruptcy has been presented in Note 2.

     As debtors-in-possession, the Debtors, subject to any required court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts. We cannot presently determine with certainty the ultimate aggregate liability that will result from the filing and settlement of claims related to any rejected contracts, and as a result, no allowance has been record for these items.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     -----------------------------------------------------

     Basis of Presentation (continued)
     On March 6, 2002, the Company announced details of a comprehensive plan designed to refocus capital resources on four selected businesses: Animal Feed and Nutrition (the principal operation within the Agriculture segment), Energy Products (Energy segment), Produce, and Agricultural Technologies (operations within the Country Products Group segment). This plan also disclosed our intentions to divest of four business operations:
     Telmark (Leasing segment), Agway Insurance (the principal operation within the Insurance segment), and Agronomy and Seedway (components of the Agriculture segment). After this plan was announced, as part of its ongoing strategic assessment of remaining Agway businesses, including its sunflower business (an operation included within the Country Products Group segment), Agway engaged an investment advisor to assist in the exploration of strategic alternatives involving the sunflower business. In June 2002, after reviewing a number of written indications of interest, the Agway Board of Directors affirmed management's intentions to actively pursue a sale of this business. As required by generally accepted accounting principles, the financial statements separately reflect the business operations planned for divestiture, or actually divested, as discontinued operations for all periods reported. For further information on the discontinued operations, refer to Note 4.

     To date, significant progress has been made regarding all divestiture plans. On August 28, 2002, Agway announced the completion of the sale of its wholly owned insurance subsidiary, Agway Insurance Company, to United Farm Family Mutual Insurance Company. On September 16, 2002, Agway completed the sale of its sunflower business (an operation historically included within the Country Products Group segment) to Cenex Harvest States Cooperatives. On December 3, 2002, Agway announced the completion of the sale of its Agronomy and Seedway businesses and related assets to GROWMARK. On December 23, 2002, Agway, Telmark and Wells Fargo Financial Leasing, Inc., ("Wells Fargo") announced that they had signed a definitive agreement regarding the sale of substantially all of the assets of Telmark to Wells Fargo. Pursuant to a letter agreement amongst Agway, Telmark, Wells Fargo and the unsecured creditors' committee for Agway's Chapter 11 Proceedings (Creditors' Committee), the parties have agreed to auction procedures and to amend certain provisions of the definitive agreement at the request of the Creditors' Committee in conjunction with Agway's Chapter 11 Proceedings. The auction procedures set forth in the definitive agreement, as amended in accordance with the letter agreement, were approved by the Bankruptcy Court on February 5, 2003. The auction is scheduled to be held on Thursday, February 27, 2003 at 2 p.m. and a hearing to confirm the successful bidder is set for 3 p.m. on that same day. On February 6, 2003, Agway filed a motion with the Bankruptcy Court for approval of the sale in accordance with the definitive agreement as amended by the letter agreement. The Creditors' Committee has reserved the right to object to the sale in the event it concludes the sale is not in the best interest of Agway's creditors. If the sale to Wells Fargo is uncontested, management expects the sale to close on or about March 1, 2003, subject to satisfaction of customary closing conditions as set forth in the agreement. A copy of the definitive agreement, as amended, along with the letter agreement reflecting changes to be made to the definitive agreement and the Bankruptcy Court order authorizing and scheduling an auction and hearing to consider approval of proposed sale resulting from the auction, were attached as exhibits to an 8-K filing on February 6, 2003.

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

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     ------------------------------------------------------

     Restricted Cash
     Certain continuing operations cash is held in segregated cash accounts pending distribution and is restricted in its use. At December 31, 2002, restricted cash principally relates to collateral requirements per the terms of the DIP Facility to support the Company's outstanding letters of credit.

     Restricted discontinued operations cash relates to Telmark and amounts to $8,298 and $6,014 at December 31, 2002 and June 30, 2002 respectively, which collateralize certain Telmark lease-backed note payable. This cash is held in a segregated Telmark cash account. Also included in restricted cash of discontinued operations at December 31, 2002 is $1,000 of segregated cash accounts per the terms of the sale of the Agronomy and Seedway businesses.

     Income Taxes
     Agway is subject to income taxes on all income not distributed to patrons as patronage refunds and provides for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision generally represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. The provision for income taxes has been allocated between continuing and discontinued operations for all periods presented.

     For the six months ended December 31, 2002, an assessment of the changes in tax timing items and income or losses in both continuing and discontinued operations generated additional deferred tax assets. Due to the uncertainty of sufficient future taxable income being generated to reasonably assure realization of these deferred tax assets, additional valuation allowance adjustments of $6,800 and $13,100 for the three- and six-month periods ended December 31, 2002 were recorded in continuing operations and $1,900 and $(10,300) were recorded in discontinued operations for the three and six months ended December 31, 2002, respectively. Additionally, $27,200 of tax timing items in discontinued operations were considered realized for tax purposes and transferred to continuing operations as an increase to the NOL deferred tax asset at December 31, 2002. Tax valuation allowance related to the transferred items of $10,300 was also transferred to continuing operations.

     Reclassifications
     Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

     Comprehensive Income
     Comprehensive income consists of net earnings (loss) related to the net change in unrealized gains and losses on available-for-sale securities (relating to Agway Insurance and included in discontinued operations), net of tax, and the net change in deferred gains and losses on cash flow hedges, net of tax. The deferred gains and losses on cash flow hedges in the statement of comprehensive income are net of tax expense (benefit) of $(199) and $111 for the three months and $2,149 and $147 for the six months ended December 31, 2002 and December 31, 2001, respectively.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     ------------------------------------------------------

     New Financial Accounting Standards

     SFAS No. 142,  "Goodwill and Other  Intangible  Assets," was issued in June
     -------------------------------------------------------
     2001. Under SFAS No. 142, amortization of goodwill, including goodwill and intangible assets with indefinite lives recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed after July 1, 2001, will not be amortized. Instead, all goodwill and intangible assets with indefinite lives will be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. We adopted this standard on July 1, 2002, and completed the first step impairment test under the new standard. The first step impairment test requires the determination of the fair value of the reporting unit which is then compared to the carrying value of that reporting unit. If the carrying value exceeds the fair value, a second step impairment test is required to measure the amount of impairment. The results of our first step impairment test indicated potential impairment in our Feed reporting unit. We expect to complete the step two impairment test and record any resulting impairment loss by June 30, 2003.

     As of December 31, 2002, the Company had acquired amortizable intangible assets consisting of customer lists, trademarks, and non-competes with a carrying amount of $1,800. The aggregate amortization of intangible assets with finite lives for the three- and six-month periods ended December 31, 2002 totaled $33 and $138, respectively. As of December 31, 2002, the estimated amortization expense in each of the next five years will be immaterial. At December 31, 2002, the carrying amount of goodwill totals $6,000, which consists of $4,500 in our Agriculture segment and $1,500 in our CPG segment. The adjusted net income for the three and six months ended December 31, 2001, if no amortization would have been deducted, would be as follows:

                                                    Three Months     Six Months
                                                   -------------    ------------
     As originally reported......................  $      (3,588)   $   (13,830)
     Amortization................................            419            837
                                                   -------------    ------------
     As adjusted.................................  $      (3,169)   $   (12,993)
                                                   =============    ============

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

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


2.   CHAPTER 11 FILINGS (continued)
     ------------------------------

     Background  (continued)
     Four wholly owned Agway Inc. subsidiaries ARE NOT included in the Chapter 11 Proceedings: Agway Energy Products LLC, Agway Energy Services, Inc., Agway Energy Services-PA, Inc. and Telmark LLC. In addition, Telmark debenture holders ARE NOT subject to the Chapter 11 Proceedings. Cooperative Milling, Inc., a company 50% owned by Agway Inc. was also not included in the Chapter 11 Proceedings. Finally, the Agway dealer stores ARE NOT included in the Chapter 11 Proceedings, because they are independently owned and are not affiliated with Agway Inc. in any way.

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

     Telmark LLC is a separately financed subsidiary with an appropriate capital structure for its industry. Telmark LLC will continue to be financed and to be operated separately from Agway Inc. as it has in the past and IS NOT included in the Agway Inc. Chapter 11 Proceedings. As discussed in Note 1, Telmark has entered a contract to sell substantially all of its assets in a transaction that has been submitted to the Bankruptcy Court for approval.

     Chapter 11 Process
     Each of the Debtors continues to operate its business and manage its property as a Debtor-in-Possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. As Debtors-in-Possession, the Debtors are authorized to operate their business but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Bankruptcy Court entered orders on October 1, 2002 granting various initial requests of Agway, including payment of employee wages and salaries on schedule, continuation of Feed and Agronomy customer pre-pay product programs, and interim access to cash funding. Also, on October 1, 2002, the Bankruptcy Court entered an order authorizing the Company to pay vendors in the ordinary course for all goods and services received on or after October 1, 2002. We also agreed to terms of a DIP Facility with our present senior lender group to provide a $125,000 facility over a term of 18 months, which we believe will provide adequate cash resources for Agway to meet future operating requirements while we restructure the business. On October 4, 2002, the Bankruptcy Court approved the DIP Facility on an interim basis and on October 22, 2002, approved the Company's motion for final access to the full amount of the $125,000 DIP Facility. Upon obtaining final approval from the Bankruptcy Court, the DIP Facility replaced Agway's existing senior debt and the credit agreement. See Note 3 for terms and conditions including covenants under the DIP Facility.

     On October 9, 2002, the United States Trustee appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives may take positions on matters that come before the Bankruptcy Court and, at the appropriate time, will negotiate with Agway the terms of a plan of reorganization. On October 11, 2002, the Creditors' Committee filed a motion seeking reconsideration of all the first day motions entered by the Bankruptcy Court on October 1, 2002. The reconsideration motion has not yet been finalized and it is possible that one of the first day orders will be modified. Agway and the Creditors' Committee and their respective advisors are holding discussions in an effort to resolve the reconsideration motion and other related matters. The outcome of these discussions cannot be determined at this time.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES
    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)

2.   CHAPTER 11 FILINGS (continued)
     ------------------------------
     Chapter 11 Process (continued)
     On January 30, 2003, the Bankruptcy Court granted a motion by the Company to extend the exclusivity period for filing a plan or reorganization by 120 days to May 30, 2003. This reserves the right under bankruptcy law for the Company to be the only party allowed to file a plan of reorganization with the Bankruptcy Court.

     At this stage, we cannot predict the impact of the Chapter 11 Proceedings on our financial condition and results of operations. However, until a plan of reorganization is developed and approved by the Bankruptcy Court and our creditors, we will be prohibited from paying all pre-petition indebtedness, including principal, interest, and maturities on our outstanding debt securities and various other obligations or claims against the Company such as pending litigation and environmental claims without Bankruptcy Court approval. Accordingly, the $33,100 maturity and related interest on subordinated debt due on November 1, 2002 was not paid. Following confirmation by the Bankruptcy Court of a plan of reorganization, treatment of our pre-petition obligations will be determined by the terms of that plan.

     Historically, the Company voluntarily repurchased certain of its securities, including its subordinated debentures. The Company ceased that practice in June 2002 and initiated the Chapter 11 Proceedings on October 1, 2002. To the Company's knowledge, the Company's securities do not currently have an established trading market. Fair market value of the Company's securities is not presently determinable and it is not presently known when such fair market value will be determined. Even though the ultimate impact on the value of the Company's securities cannot be determined currently, it is likely that, as a result of the Chapter 11 Proceedings, the value of the Company's securities will be adversely impacted and this impact could be material.

     Reorganization Costs
     Under SOP 90-7, once a company has filed petitions with the Bankruptcy Court, any revenues, expenses, interest income, realized gains and losses and provisions for losses resulting from the reorganization of the Debtors should be reported separately as reorganization items, except for those required to be reported as discontinued operations, on the statement of operations. During the three-month period ended September 30, 2002, we recorded $2,200 in pre-petition reorganization expenses which is recorded in the selling, general and administrative activities line item of our statement of operations. Pre-petition reorganization expenses principally related to professional services fees associated with the contingency planning which ultimately resulted in the Chapter 11 Proceedings. During the three months ended December 31, 2002, we recorded post-petition reorganization expenses of $2,977 which is disclosed as a separate line in our statement of operations, as required by SOP 90-7.

     Liabilities Subject to Compromise
     As a result of the Chapter 11 Proceedings, substantially all pre-petition indebtedness of the Debtors is subject to compromise or other treatment under the plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. These claims are reflected in the December 31, 2002 unaudited consolidated balance sheet as liabilities subject to compromise. Although pre-petition claims are generally stayed, as part of the first day orders and subsequent motions granted by the Bankruptcy Court, the Bankruptcy Court approved Debtors' motions to pay certain pre-petition obligations essential for the ongoing operation of the Debtors' business. Certain employee wages, benefits and reimbursements, which were approved for payment as a part of first day orders, have not been reflected as liabilities subject to compromise. Certain of these benefits are the subject of discussion between the Company and the Creditors' Committee and, depending upon the resolution, may be reclassified. The Debtors have been and intend to continue to pay undisputed post-petition claims of all vendors and suppliers in the ordinary course of business.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


2.   CHAPTER 11 FILINGS (continued)
     ------------------------------

     Liabilities Subject to Compromise
     As of December 31, 2002, the Debtors have liabilities subject to compromise of $556,036, which includes liabilities subject to compromise of discontinued operations of $19,731. The major classifications are as follows:

     Subordinated debt......................................................  $      423,510
     Miscellaneous liabilities subject to compromise........................          55,934
     Self-insurance reserves................................................          29,784
     Medical liabilities....................................................          20,205
     Deferred employee benefits.............................................          11,856
     Accounts payable - trade...............................................           7,343
     Accrued liabilities - interest.........................................           7,404
                                                                              --------------
                                                                              $      556,036
                                                                              ==============


     Due to the Chapter 11 Proceedings, contractual interest on liabilities subject to compromise of approximately $7,500 was not accrued for the three-month period ended December 31, 2002.

     The unaudited condensed combined financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined debtor subsidiaries, including certain amounts and activities between debtors and non-debtor subsidiaries of the Company which are eliminated in the unaudited condensed consolidated financial statements.

                    Debtors' Condensed Combined Balance Sheet

                                                                                    December 31,
                                                                                       2002
                                                                                  --------------
     Current assets.............................................................  $      113,004
     Property, plant and equipment, net.........................................          45,771
     Other long-term assets.....................................................         161,332
     Intercompany operating advance receivable..................................          49,069
     Pension asset..............................................................         226,020
     Assets of discontinued operations..........................................          42,498
                                                                                  --------------
         Total assets...........................................................  $      637,694
                                                                                  ==============

     Current liabilities........................................................          16,368
     Liabilities subject to compromise..........................................         556,036
     Long-term liabilities......................................................          17,951
     Liabilities of discontinued operations.....................................          16,389
     Preferred stock............................................................          31,997
     Common equity..............................................................          (1,047)
                                                                                  --------------
         Total liabilities and shareholders' equity.............................  $      637,694

                                                                                  ==============

                    PART I. FINANCIAL INFORMATION (continued)
                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


2.   CHAPTER 11 FILINGS (continued)
     ------------------------------

               Debtors' Condensed Combined Statement of Operations

                                                                                  For the Period
                                                                                  October 1, 2002
                                                                                     through
                                                                                    December 31,
                                                                                       2002
                                                                                  --------------
     Net sales and revenues.....................................................  $       81,129
     Total operating costs and expenses.........................................          85,436
                                                                                  --------------
         Operating income (loss)................................................          (4,307)
     Other operating, non-operating expenses (revenues) and tax
      (benefit) expense.........................................................          (3,331)
     Reorganization expenses....................................................           2,977
                                                                                  --------------
     Income (loss) from debtor continuing operations............................          (3,954)
     Equity earnings of continuing non-debtor subsidiaries......................           7,485
     Loss from discontinued operations..........................................         (15,454)
                                                                                  --------------
     Net income (loss)..........................................................  $      (11,922)
                                                                                  ==============

               Debtors' Condensed Combined Statement of Cash Flows

                                                                                       For the Period
                                                                                       October 1, 2002
                                                                                           through
                                                                                        December 31,
                                                                                            2002
                                                                                       ---------------
     Net cash flows provided by (used in) continuing operations......................  $      (18,056)
     Reorganization items (excluding non-cash charges of $990).......................          (1,987)
                                                                                       --------------
     Net cash flows provide by (used in) operating activities........................         (20,043)

     Cash flows provided by (used in) investing activities:
         Purchases of property, plant and equipment..................................            (713)
         Proceeds from disposal of property, plant and equipment.....................           1,450
         Proceeds from disposal of discontinued operations...........................          99,100
         Net purchase (sale) of other security investments...........................              (4)
                                                                                       --------------

     Net cash flows provided by (used in) investing activities:......................          99,833

     Cash flows provided by (used in) financial activities:
         Net change in short-term notes payable......................................         (30,233)
         Maturity and redemption of subordinated debt................................          (1,856)
         Net change in capital leases................................................            (395)
                                                                                       --------------

     Net cash flows provided by (used in) financing activities.......................         (32,484)

     Net cash flows provided by (used in) discontinued operations....................         (47,764)
                                                                                       --------------

     Net increase (decrease) in cash and equivalents.................................            (458)
     Cash and equivalents at beginning of period.....................................           7,025
                                                                                       --------------

     Cash and equivalents at end of period...........................................  $        6,567
                                                                                        =============

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWINGS
     ----------

     Notes Payable
     Agway has available under its DIP Facility (described below) a $125,000 short-term line of credit, up to $85,000 of which can be used for letters of credit. At December 31, 2002, there were no outstanding borrowings on the line of credit; as of that date, the letters of credit issued, primarily to back Agway insurance programs, totaled approximately $30,560.

                                                            December 31,                June 30,
                                                                2002                      2002
                                                         -----------------         -----------------
     Borrowings on line of credit......................  $               0         $          34,180
                                                         =================         =================
     Weighted average interest rate....................           -                            5.89%
                                                         =================         =================

     Agway Senior Debt
     As more fully described below, as a result of the Company's Chapter 11 Proceedings, the Agway Senior Debt Agreement ("Senior Debt") has been replaced by the DIP Facility. During the first quarter ended September 30, 2002, the Company had available under its Senior Debt, an asset-based revolving line of credit for up to $150,000 pursuant to the terms of a credit agreement dated March 28, 2001 between Agway Inc., certain subsidiaries, and a syndicated group of lenders (the "Credit Agreement"). During the first quarter, we sold the Agway Insurance Company and the Sunflower division of our CPG segment for gross proceeds of approximately $42,100, which had the impact of reducing the commitment level from $150,000 to $125,000. The Credit Agreement had a number of financial covenants which had restricted capital spending and required us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the Credit Agreement and minimum ratios of EBITDA to fixed charges and interest of Senior Debt. Prior to June 30, 2002, this Credit Agreement had been amended three times in response to violations of financial covenants. In connection with those amendments, those violations were waived and certain covenants were modified. As of September 30, 2002, Agway was in default under the Credit Agreement, and it was necessary to obtain a waiver regarding those covenant violations. Those covenant violations were permanently waived on November 14, 2002, and as a result, Agway no longer has any obligations under the Credit Agreement. The Senior Debt was collateralized by a variety of our assets, including the outstanding limited liability company membership interest of Telmark. Interest rates were determined as either prime rate plus 2.5% or the London Interbank Offered Rate (LIBOR) plus 4%.

     On October 22, 2002, the Bankruptcy Court granted Agway and certain subsidiaries including the non-debtor borrowers, final approval to enter into an 18-month term DIP Facility of $125,000 with its existing lenders to fund working capital requirements of the Debtors during the Chapter 11 Proceedings, and to fund the working capital requirements of the non-debtor borrowers.

     The DIP Facility line is collateralized by a variety of our assets, including the pledge of the limited liability company membership interest in Telmark. As in the former Credit Agreement, interest rates are determined, at the option of Agway, as either prime rate plus 2.5% or the London Interbank Offered rate (LIBOR) plus 4%. The amount available to Agway under this asset-based line of credit is the lesser of the "collateral borrowing base" or the $125,000 upper limit of the line of credit.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWINGS (continued)
     ---------------------

     Agway Senior Debt (continued)
     In the event of the sale of certain assets, as defined in the DIP Facility, the upper limit of the line of credit will decrease from $125,000 to $100,000. The collateral borrowing base consists of certain of Agway's eligible accounts receivable, inventory and cash collateral (as defined in the DIP Facility). In addition, the collateral borrowing base includes other assets pledged as collateral up to the lesser of $25,000 or $125,000 less the eligible accounts receivable and inventory. In the event that a sale of certain assets, as defined in the DIP Facility, is not completed on or before December 31, 2002, the $25,000 additional collateral borrowing base related to those assets is reduced by $10,000 and is further reduced by $5,000 in each succeeding month to zero by March 31, 2003 in the event the assets are not sold by then. At that time, the collateral borrowing base will consist solely of eligible accounts receivable, inventory and cash collateral. The sale of certain assets as defined in the DIP, however, had not been completed as of January 31, 2003, and therefore, the additional collateral borrowing base related to those assets has been reduced by $15,000. As of January 31, 2003, Agway had $78,400 available under the DIP Facility.

     On December 3, 2002, Agway announced the completion of the sale of its Agronomy and Seedway business to GROWMARK Inc. for gross proceeds of approximately $57,000, which reduced to zero the outstanding revolving credit balance with our secured lender and provided $15,000 of cash collateral to support the Company's outstanding letters of credit as required per the terms of the DIP Facility.

     The DIP Facility has a number of financial covenants which restrict our capital spending and require us to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, and restructuring charges, as well as a maximum level of restructuring charges. As of December 31, 2002, the Company is in compliance with all covenants with regard to the DIP Facility.

     Agway Subordinated Debt
     Agway  previously  registered  with the Securities and Exchange  Commission
     (SEC) to offer debentures and money market certificates to the public. As previously disclosed, since March 6, 2002, the Company temporarily suspended its active capital raising efforts through the sale of Company securities pending the filing of certain financial information related to its decision to sell certain subsidiaries. However, due to the unexpected failed sale of Telmark in May 2002 and the related uncertainty caused by the failed sale, Agway did not recommence its active capital raising efforts even though the relevant financial information had been filed. At this stage, we do not expect to sell any additional securities in the near future, if at all. The debentures and money market certificates are unsecured and subordinated to all senior debt of Agway. Furthermore, as a result of the Chapter 11 Proceedings, payment of interest and maturities on these securities are prohibited. Accordingly, the $33,100 maturity of subordinated debt due on November 1, 2002 was not paid.

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

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


4.   DISCONTINUED OPERATIONS (continued)
     -----------------------------------

     With the announcement of our March 6, 2002 restructuring plan, our ongoing strategic assessment, and our adoption of SFAS No. 144, we are required to separately report the combined results of businesses that we are taking steps to sell as discontinued operations and to immediately recognize any estimated losses directly related to the sales of those businesses. Actual gains, if any, realized on sale of discontinued operations are not reported until realized. The results of operations of all discontinued businesses are reported in discontinued operations in the periods in which they occur. Discontinued business operations results are reported in the income statement, net of tax, in earnings (loss) from operations of discontinued operations. The recognition of any estimated losses directly related to the sales of these businesses are reported in the income statement, net of taxes, in gain (loss) on disposal of discontinued operations. The total assets of discontinued operations and total liabilities of discontinued operations are separately reported on the face of the consolidated balance sheet.

     For the businesses noted above that are reflected in discontinued operations, a summary of net sales and revenues and pre-tax operating results for the three months and six months ended December 31, 2002 and
     December 31, 2001, respectively, and total assets of discontinued operations and total liabilities of discontinued operations at December 31, 2002 and June 30, 2002 are detailed below. These amounts also include assets and liabilities remaining from the former Agway retail services business, which was discontinued prior to the March 6, 2002 plan. Furthermore, a portion of the Company's interest expense has been allocated to discontinued operations based on the outstanding debt attributable to holding these discontinued operations. Finally, income taxes have been allocated between continuing and discontinued operations for all periods presented.

                                                       Three Months Ended                  Six Months Ended
                                                 -------------------------------    -----------------------------
                                                 December 31,     December 31,      December 31,    December 31,
                                                    2002              2001             2002              2001
                                                 -----------      ------------      -----------     -------------
Total sales and revenues......................   $    31,834      $     61,363      $    99,405     $     136,863
Pre-tax income (loss) before interest
  and taxes ..................................         1,189               477             (507)           (1,179)
Interest expense allocated to discontinued
  operations .................................             0             3,389            2,524             6,547
Income (loss) from operations, before tax.....         1,189            (2,912)          (3,031)           (7,726)


                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)

4.   DISCONTINUED OPERATIONS (continued)
     -----------------------------------

                                                                            Discontinued Operations
                                                                        -------------------------------
                                                                         December 31,       June 30,
                                                                            2002              2002
                                                                        -------------    --------------
     Discontinued Assets:
       Cash...........................................................  $       3,365    $        5,932
       Restricted cash................................................          9,298             6,014
       Accounts receivable and notes receivable, net..................          3,028           102,425
       Total lease receivables, net...................................        696,744           716,499
       Inventories....................................................              0            42,909
       Prepaid and other current assets...............................         64,135            51,199
       Marketable securities available for sale.......................              0            39,826
       Other security investments.....................................         15,784            41,483
       Property, plant and equipment..................................          5,945            35,342
       Other assets...................................................            368             7,711
                                                                        -------------    --------------
           Total assets of discontinued operations....................  $     798,667    $    1,049,340
                                                                        =============    ==============

     Discontinued Liabilities:
       Notes payable..................................................  $     106,700    $      204,263
       Current portion of long-term debt..............................        118,289           126,485
       Accounts payable...............................................          9,014            22,909
       Other current liabilities......................................         67,495           161,232
       Long-term debt.................................................        330,972           258,569
       Other long-term liabilities....................................         36,885            31,686
                                                                        -------------    --------------
           Total liabilities of discontinued operations...............  $     669,355    $      805,144
                                                                        =============    ==============
       Liabilities subject to compromise..............................         19,731                 0
                                                                        -------------    --------------
                 Total liabilities....................................  $     689,086    $      805,144
                                                                        =============    ==============

     The loss on disposal of discontinued operations, net of tax, has been adjusted to the current estimated loss at December 31, 2002 as follows:

                                                                           Adjustments
                                                                  --------------------------------
                                                                   Three Months      Six Months
                                                                      Ended            Ended         Life-to-Date
                                                     June 30,     --------------------------------    December 31,
                                                      2002               December 31, 2002                2002
                                                 --------------   --------------------------------   ---------------
     Impairment on long-lived assets and
       other reserves..........................  $     (71,633)   $      (13,971)   $     (13,040)   $      (84,673)
     Direct costs of sale......................        (18,181)             (691)          (2,541)          (20,722)
     Benefit plans curtailment/costs...........        (13,422)           (1,855)          (1,855)          (15,277)
                                                 -------------    --------------    -------------    --------------
     Pre-tax loss..............................       (103,236)          (16,518)         (17,436)         (120,672)
     Income tax benefit........................         17,800                 0                0            17,800
                                                 -------------    --------------    -------------    --------------
     Net loss on disposal of discontinued
       operations..............................  $     (85,436)   $      (16,518)   $     (17,436)   $     (102,872)
                                                 ==============   ==============    ==============   ===============

     The adjustments during the three months ended December 31, 2002 were the result of the ongoing negotiations for the sale of substantially all of the assets of Telmark LLC, finalization of the impacts relating to the sale of the Agronomy and Seedway businesses, and changes in estimate of direct transaction costs, principally pay-to-stay program costs that are being recognized over their expected terms.

     The above net loss on disposal of discontinued operations could be further adjusted (either increased or decreased) in future periods for changes experienced from the current estimate for net loss on disposal of discontinued operations.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


5.   ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
     -------------------------------------------------

     The Company's Energy segment enters into a combination of exchange-traded futures and options contracts and, in certain circumstances, over the counter options (collectively "derivatives") to manage the price risk associated with future purchases of the commodities used in its operations, principally heating oil and propane. Energy has fair value hedges associated with its fixed price purchase contracts and cash flow hedges for its variable priced purchase contracts. The derivatives are specifically matched in volume and maturity with the various purchase commitments of the business and generally expire within a year. Under SFAS No. 133, the value of option contracts that Energy enters into has two components: time and intrinsic value. The intrinsic value is the value by which the option is "in the money." The remaining amount of option value is attributable to time value. Energy does not include the time value of option contracts in its assessment of hedge effectiveness and therefore records changes in the time value component of its options currently in earnings. At December 31, 2002, Energy had a derivative asset of $7,400. An after-tax total of $4,100 of deferred net unrealized gains on derivatives instruments was accumulated in other comprehensive income and is expected to be reclassified into earnings during the next twelve months. The increase (decrease) to cost of goods sold for the change in option time value not used in the assessment of hedge effectiveness was $(700) and $1,500 for the three months and $1,200 and $2,300 for the six months, ended December 31, 2002 and 2001, respectively.

     In the Agriculture segment, the purchase of corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products sold by Agriculture, creates price risk for this business. Agriculture intends to match its purchase and sales contracts whenever possible to hedge price risk; however, exchange-traded commodity instruments are used principally to manage the price risk associated with unmatched commodity purchases or sales. Agriculture matches all derivative contracts with their underlying purchase or sale contracts; however, due to the differences in the changes in the commodity cash price at an Agriculture location versus the Chicago Board of Trade, a highly effective hedging relationship (as defined by SFAS No. 133) has not been achieved. Therefore, the derivatives used in Agriculture are marked to market currently in earnings. The impact of marking these derivatives to market for the three and six months ended December 31, 2002, was immaterial.

6.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     As of the October 1, 2002 bankruptcy petition date, substantially all pending litigation against the debtors was stayed and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the debtors. We cannot predict what action, if any, the Bankruptcy Court may take with respect to pending litigation. Litigation against the Company's non-debtor subsidiaries has not been stayed.

     Insurance Coverage
     The Company uses various insurance companies to insure its primary casualty insurance risks as well as to obtain various umbrella/excess liability coverages. On October 3, 2001, the Commonwealth Court of Pennsylvania approved the petition of the Pennsylvania Insurance Commissioner for an Order of Liquidation for Reliance Insurance Company (RIC). Agway has obtained insurance coverage from RIC in various segments of its insurance programs since 1991. Presently, Agway has four claims which could be affected by this liquidation. Total covered amounts by RIC on these claims as of December 31, 2002 are estimated at $3,200. In addition, future claims could be affected by this liquidation. The liquidation statute establishes certain priorities for payment of claims. Direct policyholders are one of the top priorities for payment. To the extent, if any, RIC is unable to meet its claim obligations to its policyholders and other creditors, certain state insurance guarantee funds may provide additional sources of claim payments. The Company cannot at this time determine the ultimate outcome of this liquidation, its impact on outstanding and future claims against RIC policies held by

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


6.   COMMITMENTS AND CONTINGENCIES (continued)
     -----------------------------------------

     Insurance Coverage (continued)
     Agway, or the impact on the Company's financial results. However, it is anticipated that due to this proceeding, the Company, at a minimum, can expect delays in receiving cash settlement for claims outstanding under RIC policies and that we will not receive full value for such claims. Therefore, the Company has established a $1,500 allowance for loss on amounts reimbursable from RIC.

     In July 2002, our surety bond provider ("Surety") issued cancellation notices relative to $23,900 of surety bonds supporting our insurance programs. This has no impact on our insurance coverage, but it does give our insurance carriers the right to demand payment of the collateral amount provided by the bonds from the issuer of the bonds. If our Surety chooses to pay cash to our insurers rather than reissue bonds, our Surety would have a right to make a claim against us for such amounts in the Chapter 11 Proceedings. Because of the cancellation notices issued, our insurers have a right to make demand on our Surety for $4,625 starting late September 2002 and for $6,000 starting late October 2002. We dispute the right of the Surety to cancel the remaining $13,275 at this time but recognize their right to cancel coverage in the spring of 2003 at the scheduled renewal dates.

     On October 11, 2003, one of our insurers charged Agway $355 for retroactive premium adjustments for prior years' claims in accordance with our contractual arrangements and $100 to fund a claim payment account. Because the charges were related to pre-petition claim years, the bills were stayed and Agway was unable to pay it at this time. The insurance carrier made claim against Agway's Surety for these amounts. In addition, due to the cancellation notices sent by Agway's Surety referred to above, one of Agway's insurance providers also made a demand against the Surety in the amount of $7,500. In response to these demands and in anticipation of further demands by other insurance providers relative to cancelled bonds, on January 29, 2003, the Surety filed a suit demanding $3,176 against Agway Energy Products, LLC, Agway Energy Services, Inc., Agway Energy Services-Pa, Inc. and Telmark, LLC. The complaint alleges that these non-debtor subsidiaries of Agway are indemnitors under an indemnity agreement signed by Agway Inc. in relation to the surety bonds against which demands are being made. It is too early to determine the merits of these claims and the impact, if any, on the financial statements. Agway's and these subsidiaries' anticipated claim losses are fully reserved on a discounted basis by Agway and are included in Liabilities Subject to Compromise. The resolution of this Surety claim will determine, to some degree, the timing of when cash gets paid and how much gets paid relative to these claims.

     Other Assets
     The sale of the Company's former wholesale procurement and supply system was completed on July 31, 2000 and was paid for in part by a note receivable in the original amount of $13,300 that was due and payable January 2003. In connection with a refinancing of the obligor in December 2001, we agreed to extend the $12,500 remaining outstanding balance to February 15, 2003, with a possible extension to August 12, 2003 under certain conditions. In connection with this agreement, we became a secured party in an intercreditor agreement with the obligor's bank group. The December 31, 2002 outstanding balance of $11,500 is included in other assets on the balance sheet. The January 2003 obligor renegotiated its entire financial obligations with its secured bank group and Agway Inc., extending the due date to October 31, 2003 of the bank and Agway debt. The collectibility of that note receivable is subject to the ongoing successful operation of the obligor or our ability, if necessary, to realize value from the security under the intercreditor agreement. As a result of the most recent renegotiation, during the three months ended December 31, 2002, we have provided a bad-debt reserve of $3,000 related to this note.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


6.   COMMITMENTS AND CONTINGENCIES (continued)
     -----------------------------------------

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

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)

7. FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING
   --------------------------------------------------
     Agway is an agricultural cooperative directly engaged in manufacturing, processing, marketing and direct distribution of various animal feeds and services for its farmer-members and other customers, primarily in the northeastern United States. In addition, Agway is involved in fresh produce repacking operations, the exploration and development of new technologies to benefit agricultural and food businesses; the sale and delivery of fuel oil, kerosene, propane, gasoline and diesel fuel; the marketing and servicing of heating, ventilation, and air-conditioning equipment and marketing of natural gas and electricity, where deregulation makes that possible. Agway reports its continuing operations principally in three business segments. Total sales and revenues of each industry segment include the sale of products and services to unaffiliated customers, as reported in the Agway consolidated statements of operations, as well as sales to other segments of Agway which are competitively priced.

     The Other category within the summary of business segments includes net corporate expenses, the Agway General Agency, pension income, intersegment eliminations, and interest. Total assets in the Other category consist principally of discontinued assets, as detailed in Note 4, and other corporate assets, including the pension asset.

     As discussed in Note 4, as a result of the discontinuation of certain businesses, the following changes to segments, as previously reported, have been made: The Agriculture segment no longer includes the results of Agronomy and Seedway; the Leasing segment has been removed; the Insurance segment (Agway Insurance) was removed, and the General Agency is now combined in the Other segment.

                                                                     Three Months Ended December 31, 2002
                                           -----------------------------------------------------------------------------------
                                                               Country
                                                               Products
                                             Agriculture        Group            Energy             Other        Consolidated
                                           --------------    --------------   --------------   ---------------  --------------
       Net sales and revenues to
         unaffiliated customers.......     $        58,320   $       22,696   $      178,468   $         113    $      259,597
       Intersegment sales and revenues                   0              668                0            (668)                0
                                           ---------------   --------------   --------------   --------------   --------------
              Total sales and revenues     $        58,320   $       23,364   $      178,468   $        (555)   $      259,597
                                           ===============   ==============   ==============   ==============   ==============

       Earnings (loss) from continuing
         operations before reorganization
         expenses and income taxes....     $          (195)  $       (1,057)  $       12,668    $      (4,843)   $        6,573
                                           ===============   ==============   ==============    ==============   ==============

       Total assets...................     $        84,961   $       27,446   $      176,754    $   1,090,801    $    1,379,962
                                           ===============   ==============   ==============    =============    ==============

                                                                     Three Months Ended December 31, 2001
                                           -----------------------------------------------------------------------------------
                                                               Country
                                                               Products
                                             Agriculture        Group            Energy             Other        Consolidated
                                           --------------    --------------   --------------   ---------------  --------------
       Net sales and revenues to
         unaffiliated customers.......     $        58,822   $       33,280   $      137,135   $         155    $      229,392
       Intersegment sales and revenues                   0              970              (10)           (960)                0
                                           ---------------   --------------   --------------   --------------   --------------
              Total sales and revenues     $        58,822   $       34,250   $      137,125   $        (805)   $      229,392
                                           ===============   ==============   ==============   ==============   ==============

       Earnings (loss) from continuing
         operations before reorganization
         expenses and income taxes....     $        (1,060)  $         (570)  $        4,113    $      (1,900)   $          583
                                           ===============   ==============   ==============    =============    ==============

       Total assets...................     $        86,378   $       44,898   $      161,747    $   1,274,456    $    1,567,479
                                           ===============   ==============   ==============    =============    ==============


                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)
                             (Thousands of Dollars)

7. FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING (continued
   -------------------------------------------------------------

                                                                     Six Months Ended December 31, 2002
                                           -----------------------------------------------------------------------------------
                                                               Country
                                                               Products
                                             Agriculture        Group            Energy             Other        Consolidated
                                           --------------    --------------   --------------   ---------------  --------------
       Net sales and revenues to
         unaffiliated customers.......     $       114,468   $       56,801   $      277,065   $         203    $      448,537
       Intersegment sales and revenues                   0            1,555                1          (1,556)                0
                                           ---------------   --------------   --------------   --------------   --------------
              Total sales and revenues     $       114,468   $       58,356   $      277,066   $      (1,353)   $      448,537
                                           ===============   ==============   ==============   ==============   ==============

       Earnings (loss) from continuing
         operations before reorganization
         expenses and income taxes....     $          (860)  $          509   $         585    $     (11,108)   $      (10,874)
                                           ===============   ==============   =============    ==============   ==============

       Total assets...................     $        84,961   $       27,446   $     176,754    $   1,090,801    $    1,379,962
                                           ===============   ==============   =============    =============    ==============



                                                                        Six Months Ended December 31, 2001
                                           ----------------------------------------------------------------------------------
                                                               Country
                                                               Products
                                             Agriculture        Group            Energy             Other         Consolidated
                                           --------------    --------------   --------------   ---------------   --------------
       Net sales and revenues to
         unaffiliated customers.......     $       118,169   $       66,664   $      245,899   $           291   $      431,023
       Intersegment sales and revenues                   0            2,033               67            (2,100)               0
                                           ---------------   --------------   --------------   ---------------   --------------
              Total sales and revenues     $       118,169   $       68,697   $      245,966   $        (1,809)  $      431,023
                                           ===============   ==============   ==============   ===============   ==============

       Earnings (loss) from continuing
         operations before reorganization
         expenses and income taxes....     $        (1,911)  $       (1,021)  $       (5,939)  $        (3,932)  $      (12,803)
                                           ===============   ==============   ==============   ===============   ==============

       Total assets...................     $        86,378   $       44,898   $      161,747   $     1,274,456   $    1,567,479
                                           ===============   ==============   ==============   ===============   ==============

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

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

Four wholly  owned Agway Inc.  subsidiaries  ARE NOT  included in the Chapter 11
Proceedings: Agway Energy Products LLC, Agway Energy Services, Inc., Agway Energy Services-PA, Inc. and Telmark LLC. In addition, Telmark debenture holders ARE NOT subject to the Chapter 11 Proceedings. Cooperative Milling, Inc., a company 50% owned by Agway Inc. was also not included in the Chapter 11 Proceedings. Finally, the Agway dealer stores ARE NOT included in the Chapter 11 Proceedings, because they are independently owned and are not affiliated with Agway Inc. in any way.

Agway Energy Products is a separate subsidiary which historically has generated, and is expected to continue to generate, sufficient cash to meet its needs. Agway Energy Products requires short-term borrowings from the Company's lines of credit to meet seasonal and working capital requirements. Such short-term financing will be made available to Agway Energy Products as a non-debtor borrower on an ongoing basis by our senior lenders as part of a $125,000 Debtor-in-Possession financing agreement ("DIP Facility"). The details of the DIP Facility are discussed in Note 3 to the condensed consolidated financial statements. However, Agway Energy Products will continue to operate as it has in the past and IS NOT included in the Agway Inc. Chapter 11 Proceedings.

Telmark LLC is a separately financed subsidiary with an appropriate capital structure for its industry. Telmark LLC will continue to be financed and to be operated separately from Agway Inc. as it has in the past and IS NOT included in the Agway Inc. Chapter 11 Proceedings. As discussed in Note 1 to the condensed consolidated financial statements, Telmark has entered into a definitive agreement to sell substantially all of its assets.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Chapter 11 Process
------------------
Each of the Debtors continues to operate its business and manage its property as a Debtor-in-Possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. As Debtors-in-Possession, the Debtors are authorized to operate their business but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Bankruptcy Court entered orders on October 1, 2002 granting various initial requests of Agway, including payment of employee wages and salaries on schedule, continuation of Feed and Agronomy customer pre-pay product programs, and interim access to cash funding. Also, on October 1, 2002, the Bankruptcy Court entered an order authorizing the Company to pay vendors in the ordinary course for all goods and services received on or after October 1, 2002. We also agreed to terms of a DIP Facility with our present senior lender group to provide a $125,000 facility over a term of 18 months, which we believe will provide adequate cash resources for Agway to meet future operating requirements while we restructure the business. On October 4, 2002, the Bankruptcy Court approved the DIP Facility on an interim basis and on October 22, 2002, approved the Company's motion for final access to the full amount of the $125,000 DIP Facility. Upon obtaining final approval from the Bankruptcy Court, the DIP Facility replaced Agway's existing senior debt and the credit agreement. See Note 3 of the condensed consolidated financial statements for terms and conditions including covenants under the DIP Facility.

On October 9, 2002, the United States Trustee appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives may take positions on matters that come before the Bankruptcy Court and, at the appropriate time, will negotiate with Agway the terms of a plan of reorganization. On October 11, 2002, the Creditors' Committee filed a motion seeking reconsideration of all the first day motions entered by the Bankruptcy Court on October 1, 2002. The reconsideration motion has not yet been finalized and it is possible that one of the first day orders will be modified. Agway and the Creditors' Committee and their respective advisors are holding discussions in an effort to resolve the reconsideration motion and other related matters. The outcome of these discussions cannot be determined at this time.

On January 30, 2003, the Bankruptcy Court granted a motion by the Company to extend the exclusivity period for filing a plan or reorganization by 120 days to May 30, 2003. This reserves the right under bankruptcy law for the Company to be the only party allowed to file a plan of reorganization with the Bankruptcy Court.

At this stage, we cannot predict the impact of the Chapter 11 Proceedings on our financial condition and results of operations. However, until a plan of reorganization is developed and approved by the Bankruptcy Court and our creditors, we will be prohibited from paying all pre-petition indebtedness, including principal, interest, and maturities on our outstanding debt securities and various other obligations or claims against the Company such as pending litigation and environmental claims without Bankruptcy Court approval. Accordingly, the $33,100 maturity and related interest on subordinated debt due on November 1, 2002 was not paid. Following confirmation by the Bankruptcy Court of a plan of reorganization, treatment of our pre-petition obligations will be determined by the terms of that plan.

Historically, the Company voluntarily repurchased certain of its securities, including its subordinated debentures. The Company ceased that practice in June 2002 and initiated the Chapter 11 Proceedings on October 1, 2002. To the Company's knowledge, the Company's securities do not currently have an established trading market. Fair market value of the Company's securities is not presently determinable and it is not presently known when such fair market value will be determined. Even though the ultimate impact on the value of the Company's securities cannot be determined currently, it is likely that, as a result of the Chapter 11 Proceedings, the value of the Company's securities will be adversely impacted and this impact could be material.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

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

On March 6, 2002, the Company announced details of a comprehensive plan designed to refocus capital resources on four selected businesses: Animal Feed and Nutrition (the principal operation within the Agriculture segment), Energy Products (Energy segment), Produce, and Agricultural Technologies (operations within the Country Products Group segment). This plan also disclosed our intentions to divest of four business operations: Telmark (Leasing segment), Agway Insurance (the principal operation within the Insurance segment), and Agronomy and Seedway (components of the Agriculture segment). After this plan was announced, as part of its ongoing strategic assessment of remaining Agway businesses, including its sunflower business (an operation included within the Country Products Group segment), Agway engaged an investment advisor to assist in the exploration of strategic alternatives involving the sunflower business. In June 2002, after reviewing a number of written indications of interest, the Agway Board of Directors affirmed management's intentions to actively pursue a sale of this business. As required by generally accepted accounting principles, the financial statements separately reflect the business operations planned for divestiture, or actually divested, as discontinued operations for all periods reported. For further information on the discontinued operations, refer to Note 4 of the condensed consolidated financial statements.

To date, significant progress has been made regarding all divestiture plans. On August 28, 2002, Agway announced the completion of the sale of its wholly owned insurance subsidiary, Agway Insurance Company, to United Farm Family Mutual Insurance Company. On September 16, 2002, Agway completed the sale of its sunflower business (an operation historically included within the Country Products Group segment) to Cenex Harvest States Cooperatives. On December 3, 2002, Agway announced the completion of the sale of its Agronomy and Seedway businesses and related assets to GROWMARK. On December 23, 2002, Agway and Wells Fargo Financial Leasing, Inc., ("Wells Fargo") announced that they had signed a definitive agreement regarding the sale of substantially all of the assets of Telmark to Wells Fargo. Pursuant to a letter agreement amongst Agway, Telmark, Wells Fargo and the unsecured creditors' committee for Agway Inc.'s Chapter 11 Proceedings (Creditors' Committee), the parties have agreed to auction procedures and to amend certain provisions of the definitive agreement at the request of the Creditors' Committee in conjunction with Agway's Chapter 11 Proceedings. The auction procedures set forth in the definitive agreement, as amended in accordance with the letter agreement, were approved by the Bankruptcy Court on February 5, 2003. The auction is scheduled to be held on Thursday, February 27, 2003 at 2 p.m. and a hearing to confirm the successful bidder is set for 3 p.m. on that same day. On February 6, 2003, Agway filed a motion with the Bankruptcy Court for approval of the sale in accordance with the definitive agreement as amended by the letter agreement. The Creditors' Committee has reserved the right to object to the sale in the event it concludes the sale is not in the best interest of Agway's creditors. If the sale to Wells Fargo is uncontested, management expects the sale to close on or about March 1, 2003, subject to satisfaction of customary closing conditions as set forth in the agreement. A copy of the definitive agreement, as amended, along with the letter agreement reflecting changes to be made to the definitive agreement and the Bankruptcy Court order authorizing and scheduling an auction and hearing to consider approval of proposed sale resulting from the auction, were attached as exhibits to an 8-K filing on February 6, 2003.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Amounts in the following narrative have been rounded to the nearest hundred thousand.

Consolidated Results
--------------------
Consolidated continuing operations net sales and revenues of $259,600 and $448,500 for the three- and six-month periods ended December 31, 2002 increased $30,200 (13%) and $17,500 (4%), respectively, as compared to the same periods in the prior year. The increases in both the three- and six-month periods were substantially the result of increased sales in Energy as more fully discussed below.

The consolidated final net losses of $11,900 and $34,700 for the three- and six-month periods ended December 31, 2002 increased $8,400 (232%) and $20,900 (150%), respectively, as compared to the same periods in the prior year. This increase in losses includes the following (increases) decreases:

                                                            Periods
                                                    Ended December 31, 2002
                                                 -------------------------------
                                                   Three Months     Six Months
                                                 --------------  ---------------
Net discontinued operations...................  $     (13,200)   $      (15,000)
Pre-tax continuing operations.................          6,000             1,900
Reorganization expenses.......................         (3,000)           (3,000)
Change in continuing operations taxes.........          1,800            (4,800)
                                                 -------------    --------------
     Increase in final net loss...............  $      (8,400)   $      (20,900)
                                                 =============    ==============

Consolidated pre-tax earnings from continuing operations of $7,100 for the three months ended December 31, 2002 have increased $6,500 and the pre-tax loss of continuing operations of $10,300 for the six months ended December 31, 2002 has decreased $2,500. The improvements in both periods are due to increased earnings in Energy and in Agriculture were offset by increased corporate costs. The Country Products Group earnings declined in the three-month period but improved over the six-month period as compared to the prior year. Net corporate costs of $4,200 and $10,400 have increased $2,300 (121%) and $6,400 (164%), respectively, as compared to the same periods in the prior year. The net corporate cost increases are primarily related to a reduction in the pension income and an increase in professional services compared to the same periods in the prior year. The pension plan amendments made last fiscal year, as previously disclosed in the Agway Form 10-K as of June 30, 2002, have reduced pension income from historical levels. The professional service expense increase related to services rendered in connection with the Chapter 11 Proceedings. The increased loss from discontinued operations is more fully discussed below.

Agriculture
-----------
Total Agriculture sales and revenues of $58,300 and $114,500 for the three and six months ended December 31, 2002 decreased by $500 (1%) and $3,700 (3%), respectively, as compared to the same periods in the prior year.

The feed business sales and revenues decreased $900 (2%) and $3,300 (3%) for the three and six months ended December 31, 2002. The decline was substantially the result of reduced volumes in manufactured dairy and poultry feeds. These reductions are a result of the overall general decrease in the farm economy compared to the same periods in the prior year. Additionally, sales decreased $1,300 (100%) for the six months ended December 31, 2002 as a result of closed Agriculture farm stores that were part of the planned business realignment which began in mid-fiscal 2001. The declines in sales noted above were partially offset by increased tested specific pathogen free ("TSPF") heifer rearing service revenues of $400 (21%) and $900 (28%) for the three- and six month-periods ended December 31, 2002 compared to the same period in the prior year from the result of increased utilization of the facilities this year compared to the same periods in the prior year.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Agriculture (continued)
-----------------------
Agriculture pre-tax loss of $200 and $900 for the three- and six-month periods ended December 31, 2002 decreased $900 (82%) and $1,100 (55%), respectively, as compared to the same periods in the prior year. The decrease in pre-tax loss resulted from a combination of factors. For the six-month period, Agway received a royalty payment of $900 for the use of Agway's name in connection with the sale of agricultural products. Additionally, there was a reduction in administration expenses for the three- and six-month periods ending December 31, 2002 from the impact of the planned closing of Agriculture locations. The pre-tax loss for the TSPF heifer rearing facilities decreased $200 (21%) for the three months and remained the same for the six-month period ended December 31, 2002. The decrease in the three-month period was a result of an increase in the utilization of the facilities, along with an increase in service revenue fees earned per heifer. The above improvements were partially offset by a decrease in pre-tax results within the feed business of $500 and $1,500 for the three and six months, respectively. These reductions consisted of a negotiated settlement of $900 reported in the second quarter of the prior year. Additionally, for the six-month period ended December 31, 2002, there was an increase in bad debt expense of $600 due to the bankruptcy of a dairy customer, and an increase in interest expense of $200 compared to the prior year as a result of increased working capital in the current year.

Country Products Group
----------------------
Country Products Group (CPG) total sales and revenues of $23,400 and $58,400 for the three and six months ended December 31, 2002 decreased $10,900 (32%) and $10,300 (15%), respectively, as compared to the same periods in the prior year. Sales in CPG ongoing operations decreased $7,900 (25%) and $4,300 (7%) for the three and six months ended December 31, 2002 and sales decreased $2,800 (100%) and $6,000 (87%) for the three and six months ended December 31, 2002 from the closing or selling of a number of CPG business operations. A decrease in sales in the continuing operations of the Produce Group of $8,100 (27%) and $4,600 (8%), for the three and six months ended December 31, 2002, resulted principally from a decrease in the volume of potatoes and empire sweet onions sold. Potato volume was down due to competitive conditions and empire sweet onion volume was down due to a planned reduction in acres planted. The above decrease in sales were partially offset by an increase in sales in CPG Nutrients of $200 (18%) and $300 (15%) for the three and six months ending December 31, 2002, as compared to the prior year.

CPG pre-tax loss of $1,100 for the three months ended December 31, 2002 increased $500 (86%) over the same period in the prior year. Pre-tax earnings of $500 increased $1,500 (150%) for the six months ended December 31, 2002. The ongoing CPG operations generated pre-tax losses of $1,100 and $500 for the three and six months ended December 31, 2002. These losses were primarily a result of decreased produce sales mentioned above in both the three- and six-month periods. In the three-month period, we also incurred a decrease in margins in potatoes due to competition in the market. Additionally, Apex Bag was sold in August 2002 generating a gain on the sale of $1,000 which created a $800 favorable variance in the pre-tax earnings for the six months ended December 31, 2002. The remaining combination of closed business locations and operations to be divested generated pre-tax income for the six months ended December 31, 2002 of $100 compared to a pre-tax loss of $100 in the prior year.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Energy
------
Energy sales and revenues of $178,500 and $277,100 for the three and six months ended December 31, 2002, increased $41,300 (30%) and $31,100 (13%), respectively, as compared to the same periods in the prior year. Overall sales dollar increases from liquid product volume were $13,200 (10%) and $800 (0%), respectively, as compared to the same periods in the prior year. The volume increases were primarily the result of higher wholesale volumes in heating oil and propane, which are a result of colder winter weather in the Northeast as compared to the same periods in the prior year. The heating oil and propane volume increases were partially offset by a decrease in volume for power fuels (gasoline and diesel). The generally weaker economic conditions compared to the same periods in the prior year have lowered the demand for power fuels. Sales dollar increases relating to price in liquid products, substantially the result of an increase in commodity prices during the three- and six-month periods, were $22,200 (16%) and $20,200 (8%), respectively, as compared to the same periods in the prior year. Additionally, sales and revenues from the electric and natural gas marketing business improved $4,600 (3%) and $5,300 (2%) for the three and six months ended December 31, 2002. These increases are primarily a result of increase volume in these businesses. Finally, the heating, ventilation and air conditioning installation and service increased sales by $1,300 (1%) and $4,800 (2%) for the three and six months ended December 31, 2002, compared to the same periods in the prior year.

Energy pre-tax earnings of $12,700 and $600 for the three and six months ended December 31, 2002, increased $8,600 (208%) and $6,500 (110%), respectively, as compared to the same periods in the prior year. Overall gross margin dollars increased $11,100 (23%) and $9,600 (12%) primarily from the increased sales mentioned above. Pre-tax earnings were partially offset from an increase in operating expenses of $2,900 (7%) and $4,000 (5%) for the three and six months ended December 31, 2002. These increases resulted from higher payroll and insurance costs. These items were partially offset from a reduction in interest expense of $400 (27%) and $900 (27%) for the three and six months ended December 31, 2002, as compared to the same periods in the prior year as a result of reduced working capital.

Discontinued Operations
-----------------------
The  following   discussion   represents  the  operational  results  of  Agway's
discontinued operations for the three and six months ended December 31, 2002 and 2001, respectively.

                                                              Three Months Ended
                         ------------------------------------------------------------------------------------------
December 31, 2002           Leasing        Insurance      Sunflower     Agronomy(1)      Other (2)        Total
-----------------        -------------  -------------  --------------  ------------   -------------  --------------

Total sales & revenue.   $      21,883  $           0  $            0  $      9,951   $          0   $       31,834
Pre-tax earnings (loss)
from operations.......   $       6,393  $           0  $          359  $     (6,457)  $        894   $        1,189

December 31, 2001

Total sales & revenue.   $      23,314  $       7,217  $       10,999  $     19,827   $          6   $       61,363
Pre-tax earnings (loss)
from operations.......   $       6,490  $         461  $          110  $     (6,585)  $     (3,388)  $       (2,912)



                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Discontinued Operations (continued)
-----------------------------------

                                                              Six  Months Ended
                         ------------------------------------------------------------------------------------------
December 31, 2002           Leasing        Insurance      Sunflower     Agronomy(1)      Other (2)        Total
-----------------        -------------  -------------  --------------  -------------  -------------  --------------
Total sales & revenue.   $      44,179  $       4,806  $      10,352   $     40,068   $          0   $       99,405
Pre-tax earnings (loss)
from operations.......   $      12,523  $         108  $        (485)  $    (13,269)  $     (1,908)  $       (3,031)

December 31, 2001

Total sales & revenue.   $      45,832  $      14,292  $      21,258   $     55,482   $         (1)  $      136,863
Pre-tax earnings (loss)
from operations.......   $      11,789  $         789  $         190   $    (13,948)  $     (6,546)  $       (7,726)


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

Leasing (Telmark)
-----------------
Leasing total revenues of $21,900 and $44,200 for the three and six months ended December 31, 2002 decreased $1,400 (6%) and $1,600 (4%) compared to total revenues of $23,300 and $45,800, respectively, for the same periods in the prior year. The decrease in revenues is primarily due to a lower average income rate on the outstanding portfolio caused by lower interest rates.

Pre-tax earnings from continuing operations of $6,400 and $12,500, decreased $100 (2%) for the three months ended December 31, 2002 and increased $700 (6%) for the six months ended December 31, 2002. The increase in pre-tax earnings for the six months ended December 31, 2002 is primarily due to overall lower interest rates on the outstanding debt compared to the prior year. Additionally, a decrease in the provision for credit losses contributed to the increase in pre-tax earnings. Telmark's allowance for credit losses is based on a periodic review of the collection history of past leases, current credit practices, an analysis of delinquent accounts, and current economic conditions.

Insurance
---------
Agway Insurance Company net revenues of $0 and $4,800 for the three and six months ended December 31, 2002, decreased $7,200 (100%) and $9,500 (66%), respectively, as compared to the same periods in the prior year. The Agway Insurance Company was sold on August 28, 2002 to United Farm Mutual Insurance Company, and therefore, there was no activity for the three-month period ended December 31, 2002. For the six-month period, the decrease in sales is due to only two months of activity prior to the date of sale in the current year compared to six months of activity in the same period in the prior year.

Pre-tax earnings of the Agway Insurance Company of $0 and $100 for the three and six months ended December 31, 2002 decreased $500 (100%) and $200 (66%) compared to the same periods in the prior year due principally to the sale of the company noted above.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Sunflower (Operation of the Country Products Group)
---------------------------------------------------
The Sunflower operation was previously a component of the Country Products Group segment. Total sales and revenue of $0 and $10,400 for the three and six months ended December 31, 2002, decreased $11,000 (100%) and $10,900 (51%) for the three- and six-month periods, respectively, as compared to the same periods in the prior year. The sunflower operation was sold on September 16, 2002 to Cenex Harvest States Cooperative.

Sunflower's pre-tax earnings of $400 increased $300 (226%) for the three months ended December 31, 2002, compared to the same period in the prior year. The pre-tax loss of $500 was a deterioration of $700 (350%) from pre-tax earnings of $200 for the six months ended December 31, 2002, as compared to the same period in the prior year.

Discontinued Agriculture Components
-----------------------------------
Agronomy, Seedway and Brubaker Consulting services were all previously reported as part of the Agriculture segment. Total sales and revenue of $10,000 and $40,100 for the three and six months ended December 31, 2002 decreased $9,900 (50%) and $15,400 (28%), respectively, compared to the same periods in the prior year. The decrease in sales resulted from a decrease in sales in Agronomy of $7,000 (49%) and $9,600 (23%), a decrease in sales in Seedway of $2,600 (49%)
and $5,200 (40%) and a decrease in sales in Brubaker of $300 (100%) and $700 (100%) for the three- and six-month periods ended December 31, 2002, compared to the sales in Agronomy, Seedway, and Brubaker, respectively, during in the same periods in the prior year. Sales decreased for the three-month period due principally to the sale of the agriculture components on December 3, 2002 to GROWMARK Inc, therefore only reporting two months of sales in the current quarter. In addition, the decreases in sales for the six months ended December 31, 2002 are attributable to dryer than normal conditions that existed in the summer of 2002 which caused a reduction in the number of acres planted by our customers. When normal summer conditions exist, many customers that purchase both the Agronomy and Seedway products are able to plant a second crop; however, due to the drought conditions in the summer of 2002, this second planting generally did not occur. The Brubaker Consulting operation was shut down in fiscal 2001.

Agriculture's discontinued components pre-tax loss of $6,900 increased $300 (5%) for the three months ended December 31, 2002. Pre-tax loss of $13,700 for the six months ended December 31, 2002 decreased $200 (2%) compared to the same period in the prior year. The decrease in pre-tax losses for the six months ended December 31, 2002 is related to a reduction in expenses related to packaging and distribution of Agronomy related products. These reductions were partially offset by inventory write-downs of seasonal seed products that were not sold due to the adverse weather conditions noted above.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As discussed in more detail below, due to the Company's projected level of cash from operations and the status of its previously announced plan to divest certain of its businesses, the Company determined in the quarter ended September 30, 2002 that it would have difficulty in satisfying its anticipated short-term and long-term liquidity needs. As described in more detail below, the Company agreed to terms of a DIP Facility with its then existing lender group and filed for an order of protection under Chapter 11 of the United States Bankruptcy Code on October 1, 2002. It is currently expected that the DIP Facility will be sufficient to meet the liquidity needs of the Company during the Chapter 11 Proceedings.

At this stage, we cannot predict the impact of the Chapter 11 Proceedings on our financial condition and results of operations. However, until a plan of reorganization is developed and approved by the Bankruptcy Court and our creditors, we will be prohibited from paying all pre-petition indebtedness, including principal, interest, and maturities on our outstanding debt securities and various other obligations or claims against the Company such as pending litigation and environmental claims without Bankruptcy Court approval. Accordingly, the $33,100 maturity and related interest on subordinated debt due on November 1, 2002 was not paid. Following confirmation by the Bankruptcy Court of a plan of reorganization, treatment of our pre-petition obligations will be determined by the terms of that plan.

Cash Flows for Six Months Ended December 31, 2002 and 2001
During the six months ended December 31, 2002 and 2001, cash generated from sale of discontinued operations and from sale of assets was a major source of funds to finance capital improvements, redemption of debt, redemption of stock, and shareholder dividends. During the six months ended December 31, 2002, the cash flows generated also provided for increased working capital needs. During the six months ended December 31, 2001, reduced working capital provided another major source of funds.

                                               December 31,               December 31,                Increase
                                                   2002                       2001                   (Decrease)
                                            ------------------         -----------------         ------------------
Net cash flows provided by (used in):
     Continuing operating activities......  $          (41,228)        $          34,794         $          (76,022)
     Investing activities of continuing
       operations.........................              95,842                    (4,655)                   100,497


     Financing activities of continuing
       operations.........................             (37,991)                  (62,807)                    24,816
     Discontinued operating activities....              (4,930)                   32,668                    (37,598)
                                            ------------------         -----------------         ------------------


Net increase (decrease) in cash
     and equivalents......................  $           11,693         $               0         $           11,683
                                            ==================         =================         ===================

Cash Flows from Continuing Operating Activities
Cash flows from continuing operations for the three months ended December 31, 2002 used cash of $41,200, compared to generation cash of $34,800 for the same period in the prior year. The fluctuations in continuing operations cash flows are substantially the result of fluctuations in the cash required to fund working capital. Due to the commodities used in our Energy and Agriculture businesses, inventory, receivables and payables are significantly impacted by changes in the commodity prices. The increased energy commodity prices and the colder winter weather in the Northeast during the quarter ended December 31, 2002, as compared to the same period in the prior year, has increased the use of cash in the Energy business to fund working capital. Additionally, cash used for pre-petition services associated with the contingency planning which ultimately resulted in the Chapter 11 Proceedings, as well as post-petition Chapter 11 reorganization activities, totaled $4,200 during the six months ended December 31, 2002.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------
Cash Flows from Investing Activities of Continuing Operations
Capital expenditures required cash of $5,900 and $3,500 for the three months ended December 31, 2002 and 2001, respectively. The increase in capital expenditures in the current year reflects a decline in the amount of Energy assets leased under operating leases. Cash flows used in investing were partially funded by cash generated from the proceeds from the disposal of property and equipment, which amounted to $2,700 and $500 for the three months ended December 31, 2002 and 2001, respectively. Additionally, the sale of certain discontinued operations generated cash of $99,100 for the six months ended December 31, 2002.

Cash Flows from Financing Activities of Continuing Operations
For the three months ended December 31, 2002, the financing obligations of the Company, including short-term notes payable and subordinated debentures, were reduced principally through net cash proceeds received from discontinued operations activities, principally sale of assets. The following details the Company's current financing activities:

 Agway Senior Debt
 As more fully described below, as a result of the Company's Chapter 11 Proceedings, the Agway Senior Debt Agreement ("Senior Debt") has been replaced by the DIP Facility. During the first quarter ended September 30, 2002, the Company had available under its Senior Debt, an asset-based revolving line of credit for up to $150,000 pursuant to the terms of a credit agreement dated March 28, 2001 between Agway Inc., certain subsidiaries, and a syndicated group of lenders (the "Credit Agreement"). During the first quarter, we sold the Agway Insurance Company and the Sunflower division of our CPG segment for gross proceeds of approximately $42,100, which had the impact of reducing the commitment level from $150,000 to $125,000. The Credit Agreement had a number of financial covenants which had restricted capital spending and required us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the Credit Agreement and minimum ratios of EBITDA to fixed charges and interest of Senior Debt. Prior to June 30, 2002, this Credit Agreement had been amended three times in response to violations of financial covenants. In connection with those amendments, those violations were waived. As of September 30, 2002, Agway was in default under the Credit Agreement, and it was necessary to obtain a waiver regarding those covenant violations. Those covenant violations were permanently waived on November 14, 2002, and as a result, Agway no longer has any obligations under the Credit Agreement. The Senior Debt was collateralized by a variety of our assets, including the outstanding limited liability company membership interest of Telmark. Interest rates were determined as either prime rate plus 2.5% or the London Interbank Offered Rate (LIBOR) plus 4%.

 On October 22, 2002, the Bankruptcy Court granted Agway and certain subsidiaries including the non-debtor borrowers, final approval to enter into an 18-month term DIP Facility of $125,000 with its existing lenders to fund working capital requirements of the Debtors during the Chapter 11 Proceedings, and to fund the working capital requirements of the non-debtor borrowers.

 The DIP Facility line is collateralized by a variety of our assets, including the pledge of the limited liability company membership interest in Telmark. As in the former Credit Agreement, interest rates are determined, at the option of Agway, as either prime rate plus 2.5% or the London Interbank Offered rate (LIBOR) plus 4%. The amount available to Agway under this asset-based line of credit is the lesser of the "collateral borrowing base" or the $125,000 upper limit of the line of credit.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------
Cash Flows from Financing Activities of Continuing Operations (continued)

 Agway Senior Debt (continued)
 In the event of the sale of certain assets, as defined in the DIP Facility, the upper limit of the line of credit will decrease from $125,000 to $100,000. The collateral borrowing base consists of certain of Agway's eligible accounts receivable, inventory and cash collateral (as defined in the DIP Facility). In addition, the collateral borrowing base includes other assets pledged as collateral up to the lesser of $25,000 or $125,000 less the eligible accounts receivable and inventory. In the event that a sale of certain assets, as defined in the DIP Facility, is not completed on or before December 31, 2002, the $25,000 additional collateral borrowing base related to those assets is reduced by $10,000 and is further reduced by $5,000 in each succeeding month to zero by March 31, 2003 in the event the assets are not sold by then. At that time, the collateral borrowing base will consist solely of eligible accounts receivable, inventory and cash collateral. The sale of certain assets as defined in the DIP, however, had not been completed as of January 31, 2003, and therefore, the additional collateral borrowing base related to those assets has been reduced by $15,000. As of January 31, 2003, Agway had $78,400 available under the DIP Facility.

 On December 3, 2002, Agway announced the completion of the sale of its Agronomy and Seedway business to GROWMARK Inc. for gross proceeds of approximately $57,000, which reduced to zero the outstanding revolving credit balance with our secured lender and provided $15,000 of cash collateral to support the Company's outstanding letters of credit as required per the terms of the DIP Facility.

 The DIP Facility has a number of financial covenants which restrict our capital spending and require us to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, and restructuring charges, as well as a maximum level of restructuring charges. As of December 31, 2002, the Company is in compliance with all covenants with regard to the DIP Facility.

 Agway Subordinated Debt
 Agway previously registered with the Securities and Exchange Commission (SEC) to offer debentures and money market certificates to the public. As previously disclosed, since March 6, 2002, the Company temporarily suspended its active capital raising efforts through the sale of Company securities pending the filing of certain financial information related to its decision to sell certain subsidiaries. However, due to the unexpected failed sale of Telmark in May 2002 and the related uncertainty caused by the failed sale, Agway did not recommence its active capital raising efforts even though the relevant financial information had been filed. At this stage, we do not expect to sell any additional securities in the near future, if at all. The debentures and money market certificates are unsecured and subordinated to all senior debt of Agway. Furthermore, as a result of the Chapter 11 Proceedings, payment of interest and maturities on these securities are prohibited. Accordingly, the $33,100 maturity of subordinated debt due on November 1, 2002 was not paid.

Cash Flows from Discontinued Operating Activities
The increase in cash flows from discontinued operations activities for the six months ending December 31, 2002 compared to the same period in the prior year resulted from the sale of the Agronomy and Seedway businesses and sale of our investment in CF Industries and Allied Seed LLC.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------
Cash Flows from Discontinued Operating Activities (continued)

Telmark
Virtually all of the cash flows from operations have historically been invested in growth of the Telmark lease portfolio, repayment of debt and dividends to Agway. Telmark has been successful in arranging its past financing needs and believes that its current financing arrangements are adequate to meet its operating requirements through March 31, 2003. Due to the ongoing process relating to the potential sale of Telmark and to Agway's Chapter 11 Proceedings, there can be no assurance that Telmark will be able to obtain future financing in amounts, or on terms, that are favorable. Telmark's inability to obtain financing and continue its operations would adversely impact its ability to provide dividends to Agway or meet any of its obligations to Agway.

Surety Liquidity Risk
In July 2002, our surety provider ("Surety") issued cancellation notices relative to $23,900 of surety bonds supporting our insurance programs. This has no impact on our insurance coverage, but it does give our insurance carriers the right to demand payment of the collateral amount provided by the bonds from the issuer of the bonds. If our Surety chooses to pay cash to our insurers rather than reissue bonds, our Surety would have a right to make a claim against us for such amounts in the Chapter 11 Proceedings. Because of the cancellation notices issued, our insurers have a right to make demand on our Surety for $4,625 starting late September 2002 and for $6,000 starting late October 2002. We dispute the right of the Surety to cancel the remaining $13,275 at this time but recognize their right to cancel coverage in the spring of 2003 at the scheduled renewal dates.

On October 11, 2003, one of our insurers charged Agway $355 for retroactive premium adjustments for prior years' claims in accordance with our contractual arrangements and $100 to fund a claim payment account. Because the charges were related to pre-petition claim years, the bills were stayed and Agway was unable to pay it at this time. The insurance carrier made claim against Agway's Surety for these amounts. In addition, due to the cancellation notices sent by Agway's Surety referred to above, one of Agway's insurance providers made a demand against the Surety in the amount of $7,500. In response to these demands and in anticipation of further demands by other insurance providers relative to cancelled bonds, on January 29, 2003, the Surety filed a suit demanding $3,176 against Agway Energy Products, LLC, Agway Energy Services, Inc., Agway Energy Services-Pa, Inc. and Telmark, LLC. The complaint alleges that these non-debtor subsidiaries of Agway are indemnitors under an indemnity agreement signed by Agway Inc. in relation to the surety bonds against which demands are being made. It is too early to determine the merits of these claims and the impact, if any, on the financial statements. Agway's and these subsidiaries' anticipated claim losses are fully reserved on a discounted basis by Agway and are included in Liabilities Subject to Compromise. The resolution of this Surety claim will determine, to some degree, the timing of when cash gets paid and how much gets paid relative to these claims.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

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

Financial Reporting by Entities in Reorganization Under the Bankruptcy Code
SOP 90-7 requires that pre-petition liabilities that are subject to compromise be segregated in Agway's unaudited Condensed Consolidated Balance Sheet as "Liabilities Subject to Compromise" and that revenues, expenses, interest income, realized gains and losses, and provisions for losses resulting from the reorganization of the Debtors be reported separately as reorganization items, except for those revenues and expenses required to be reported as discontinued operations, in the unaudited Condensed Consolidated Statements of Operations.

Disposal of Long-Lived Assets/Discontinued Operations
With the announcement of our March 6, 2002 plan, our ongoing strategic assessment, and our adoption of SFAS No. 144, we are required to separately report the combined results of businesses that we are taking steps to sell as discontinued operations and to immediately recognize any estimated losses directly related to the sales of those businesses. Actual gains, if any, realized on sale of discontinued operations are not reported until realized. The results of operations of all discontinued businesses are reported in discontinued operations in the periods in which they occur. Discontinued business operations results are reported in the income statement, net of tax, in earnings (loss) from operations of discontinued operations. The recognition of any estimated losses directly related to the sales of these businesses are reported in the income statement, net of taxes, in gain (loss) on disposal of discontinued operations. The estimation of any loss on disposal, including the direct costs to sell, is dependent on numerous factors that continuously change as we proceed in our negotiations to sell these operations. This creates a situation where our estimate can change frequently and could differ significantly from period to period.

Commodity Instruments
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-priced asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges are recognized in current-period earnings.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

CRITICAL ACCOUNTING POLICIES (continued)
----------------------------------------
Commodity Instruments (continued)
The Company's Energy segment enters into a combination of exchange-traded futures and options contracts and, in certain circumstances, over-the-counter options (collectively "derivatives") to manage the price risk associated with future purchases of the commodities used in its operations, principally heating oil and propane. Energy has fair value hedges associated with its fixed price purchase contracts and cash flow hedges for its variable priced purchase contracts. The derivatives are specifically matched in volume and maturity with the various purchase commitments of the business and generally expire within a year. Under SFAS No. 133, the value of option contracts that Energy enters into has two components: time and intrinsic value. The intrinsic value is the value by which the option is in the money. The remaining amount of option value is attributable to time value. Energy does not include the time value of option contracts in its assessment of hedge effectiveness and therefore records changes in the time value component of its options currently in earnings.

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

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

CRITICAL ACCOUNTING POLICIES (continued)
----------------------------------------
Income Taxes
Agway is subject to income taxes on all income not distributed to patrons as patronage refunds and provides for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision generally represents the net change in the assets and liabilities for deferred tax. The Company records a valuation allowance when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. The provision for income taxes has been allocated between continuing and discontinued operations for all years presented.

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

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

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

A sensitivity analysis has been prepared to estimate Agway's exposure to market risk of its commodity instrument positions as of December 31, 2002 and 2001. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities for which the commodity instruments are managing the price risk. As of December 31, 2002 and 2001, assuming a 10% hypothetical adverse change in the underlying commodity price, the potential decrease in fair value of our Energy business commodity instruments was $3,800 and $1,600, respectively. The potential loss in fair value of commodity instruments for Agriculture was immaterial for both periods.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

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

                           PART II. OTHER INFORMATION
                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

Item 1.  Legal Proceedings
--------------------------
On October 11, 2003, one of our insurers charged Agway $355 for retroactive premium adjustments for prior years' claims in accordance with our contractual arrangements and $100 to fund a claim payment account. Because the charges were related to pre-petition claim years, the bills were stayed and Agway was unable to pay it at this time. The insurance carrier made claim against Agway's Surety for these amounts. In addition, due to the cancellation notices sent by Agway's Surety referred to above, one of Agway's insurance providers also made a demand against the Surety in the amount of $7,500. In response to these demands and in anticipation of further demands by other insurance providers relative to cancelled bonds, on January 29, 2003, the Surety filed a suit demanding $3,176 against Agway Energy Products, LLC, Agway Energy Services, Inc., Agway Energy Services-Pa, Inc. and Telmark, LLC. The complaint alleges that these non-debtor subsidiaries of Agway are indemnitors under an indemnity agreement signed by Agway in relation to the surety bonds against which demands are being made. It is too early to determine the merits of these claims and the impact, if any, on the financial statements. Agway's and these subsidiaries' anticipated claim losses are fully reserved on a discounted basis by Agway and are included in Liabilities Subject to Compromise. The resolution of this Surety claim will determine, to some degree, the timing of when cash gets paid and how much gets paid relative to these claims.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------
As noted elsewhere in this report on Form 10-Q, Agway and certain of its subsidiaries have filed for Chapter 11 under the U.S. Bankruptcy Code. At this stage, the impact of the Chapter 11 Proceedings on existing securities cannot be determined.

Item 3.  Default Upon Senior Indebtedness
-----------------------------------------
As of September 30, 2002, Agway had violated various covenants under its Credit Agreement. These covenants were permanently waived effective November 14, 2002, with the first amendment to the DIP facility.

On October 1, 2002, Agway Inc. and certain of its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the U. S. Bankruptcy Code. Under the Chapter 11 Proceedings, we are prohibited from paying all pre-petition indebtedness, including principal, interest, and maturities on our outstanding debt securities and various other obligations or claims against the Company. Accordingly, the $33,100 maturity of subordinated debt due on November 1, 2002 was not paid.

                           PART II. OTHER INFORMATION
                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Company held its annual meeting of shareholders on November 20, 2002, at which a quorum was present in person or by proxy. The following Directors were elected:

         Nominee                     In Favor                   Opposed
         -------                     --------                   -------
Stanley J. Burkholder                 45,232                     1,821
Donald P. Cardarelli                  45,232                     1,821
Jeffrey B. Martin                     45,232                     1,821
Richard H. Skellie                    45,232                     1,821

Eligible additional votes totaling 17,090 were not received at the time of the annual meeting and are not included as either votes in favor or opposed. Additionally, these 17,090 eligible additional votes may be considered abstentions and were not included for purposes of determining a quorum at the annual meeting.

The following is a list of Directors whose terms as Directors continued after the November 20, 2002, Annual Meeting:

        Gary K. Van Slyke              - Chairman of the Board and Director
        Andrew J. Gilbert              - Vice Chairman of the Board and Director
        Stanley J. Burkholder          - Director
        Donald P. Cardarelli           - Director
        John R. Ligo                   - Director.
        Jeffrey B. Martin              - Director
        Samuel F. Minor                - Director
        Matt E. Rogers                 - Director
        Richard H. Skellie             - Director
        Edwin C. Whitehead             - Director
        Dennis C. Wolff                - Director
        William W. Young               - Director

Note: As disclosed on Form 8-Ks filed  subsequent to the annual meeting,  Donald
P. Cardarelli announced his resignation as director and chief executive officer of Agway effective April 1, 2003, and Dennis C. Wolff was nominated as the Secretary of Agriculture for the Commonwealth of Pennsylvania and, accordingly, announced his resignation as an Agway director effective January 21, 2003.

                           PART II. OTHER INFORMATION
                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

         2(b) - Asset Purchase Agreement Between Agway, Inc. (Seller) And GROWMARK, INC. (Buyer) dated September 27, 2002, filed by reference to Exhibit 2.1 of Form 8-K, dated December 18, 2002.

         2(c) - Amendment to Asset Purchase Agreement Between Agway, Inc. (Seller) And GROWMARK, INC. (Buyer), filed by reference to
                  Exhibit 2.2 of Form 8-K, dated December 18, 2002.

         2(d) - Approval of Schedules and Exhibits and Second Amendment to Asset Purchase Agreement Between Agway, Inc. (Seller) And GROWMARK, INC. (Buyer), filed by reference to Exhibit 2.3 of Form 8-K, dated December 18, 2002.

         2(e) - Approval of Schedules and Exhibits and Third Amendment to Asset Purchase Agreement Between Agway, Inc. (Seller) And GROWMARK, INC. (Buyer), filed by reference to Exhibit 2.4 of Form 8-K, dated December 18, 2002.

         2(f) - Approval of Schedules and Exhibits and Fourth Amendment to Asset Purchase Agreement Between Agway, Inc. (Seller) And GROWMARK, INC. (Buyer), filed by reference to Exhibit 2.5 of Form 8-K, dated December 18, 2002.

         2(g) - Asset Purchase Agreement dated as of December 20, 2002 By and Among Wells Fargo Financial Leasing, Inc., Agway Inc., Telmark, LLC, Telmark Lease Funding II, LLC, Telmark Lease Funding III, LLC and Telease Financial Services, Ltd., filed by reference to Exhibit 2(a) of Form 8-K, dated February 6, 2003.

         2(h) - Amendment To Asset Purchase Agreement dated January 8, 2003, filed by reference to Exhibit 2(b) of Form 8-K, dated
                  February 6, 2003.

         2(i) - Second Amendment To Asset Purchase Agreement dated January 10, 2003, filed by reference to Exhibit 2(c) of Form 8-K, dated February 6, 2003.

         2(j) - Addendum To Asset Purchase Agreement dated January 15, 2003, filed by reference to Exhibit 2(d) of Form 8-K, dated
                  February 6, 2003.

         2(k) - Letter agreement amongst counsel to Agway, Telmark, Wells Fargo Financial Leasing and the Creditors' Committee regarding changes to be made to the Telmark Asset Purchase Agreement, filed by reference to Exhibit 2(e) of Form 8-K, dated February 6, 2003.

         2(l) - Bankruptcy Court Order authorizing and scheduling an auction and hearing to consider approval of proposed sale resulting from the auction, filed by reference to Exhibit 2(f) of Form 8-K, dated February 6, 2003.

                           PART II. OTHER INFORMATION
                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

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

         3(c) - Agway Inc. By-Laws, as amended to January 24, 2003, filed by reference to Exhibit 3 of Form 8-K, dated February 6,
                  2003.

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

                           PART II. OTHER INFORMATION
                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K (continued)
-----------------------------------------------------

(A) EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K (CONTINUED)

         INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES. (SEE ALSO 3(A), (B) AND (C) ABOVE.)(CONTINUED)

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

         10(b) - Security Agreement with lenders dated October 4, 2002, filed by reference to Exhibit 99.5 of Form 8-K, dated October 15, 2002.

         10(c) - Pledge Agreement with lenders dated October 4, 2002, filed by reference to Exhibit 99.6 of Form 8-K, dated October 15, 2002.

                           PART II. OTHER INFORMATION
                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

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

                           PART II. OTHER INFORMATION
                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

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

                           PART II. OTHER INFORMATION
                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

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

         10(aj)   -  First   amendment   to   Senior   Secured,   Super-Priority
                  Debtor-in-Possession   Credit  Agreement  with  lenders  dated
                  November 14, 2002, filed herewith.

         10(ak) - License Agreement Between Agway, Inc. (Seller) And GROWMARK, INC. (Buyer) dated September 27, 2002, filed by reference to
                  Exhibit 10 of Form 8-K, dated December 18, 2002.

     (ii)The following exhibits are filed as a separate section of this report:

           10(al) -  Second   Amendment   to  Senior   Secured,   Super-Priority
                  Debtor-in-Possession   Credit  Agreement  with  lenders  dated
                  January 23, 2003, filed herewith.

             99   - Sarbanes-Oxley Act of 2002 Certifications
                    - - 99.1 Certification of Chief Executive Officer
                    - - 99.2 Certification of Chief Financial Officer

                           PART II. OTHER INFORMATION
                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K (continued)
-----------------------------------------------------

(B)  REPORTS ON FORM 8-K

     AGWAY FILED REPORTS ON FORM 8-K DURING THE THREE MONTHS ENDED DECEMBER 31, 2002, AS FOLLOWS:

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

     October 24, 2002
     ----------------
     To announce the approval by the Bankruptcy Court on October 22, 2002 for access to the full amount of the $125 million debtor-in-possession credit facility. Additionally, announced the details of an auction within the Chapter 11 Proceedings of the Company's Agronomy and Seedway businesses and related assets.

     November 21, 2002
     -----------------
     To announce the highlights of Agway's Annual Meeting and Board of Directors meeting, held on November 20, 2002, which included (1) Agway's expectation to close shortly on the sale of Agronomy and Seedway to GROWMARK; (2) Agway's targeting of December 2003 for its emergence from Chapter 11; (3) election of four incumbent directors; (4) and the re-election of Gary Van Slyke and Andrew Gilbert as chairman and vice chairman of the board of directors, respectively.

     December 18, 2002
     -----------------
     To announce that on December 3, 2002, Agway completed the sale of its Agronomy and Seedway businesses, as well as its stock interest in CF Industries and its ownership interest in Allied Seed LLC, to GROWMARK, Inc.

     December 24, 2002
     -----------------
     To announce that Agway Inc., Telmark LLC and Wells Fargo Financial Leasing, Inc. signed a definitive agreement in which Wells Fargo will purchase approximately $650 million in lease receivables, which is substantially all of the assets of Telmark LLC, Agway's agricultural lease financing subsidiaries.

     AGWAY FILED REPORTS ON FORM 8-K SUBSEQUENT TO DECEMBER 31, 2002, BUT PRIOR TO FILING OF THIS FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2002, AS
     FOLLOWS:

     January 17, 2003
     ----------------
     To announce that Donald P. Cardarelli will resign as President, Chief Executive Officer and a Director of Agway Inc. effective April 1, 2003 and to announce that Michael R. Hopsicker has been named Chief Operating Officer effective immediately and will succeed Mr. Cardarelli upon his resignation..

     February 6, 2002
     ----------------
     To announce the resignation of Dennis Wolff as a member of the Agway Inc. Board of Directors and the Company's decision to amend its by-laws to decrease the minimum required board members from 12 to 10 and to suspend the Board of Director nomination procedures for 2003.

     February 6, 2002
     ----------------
     To file a copy of the definitive agreement, including amendments thereto, between Agway Inc., Telmark LLC and Wells Fargo Financial Leasing, Inc., dated December 23, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       AGWAY INC.
                                              ----------------------------------
                                                       (Registrant)





Date   February 14, 2003                         /s/ PETER J. O'NEILL
     ------------------------                 ----------------------------------
                                                      Peter J. O'Neill
                                                   Senior Vice President,
                                                     Finance & Control
                                               (Principal Financial Officer and
                                                 Chief Accounting Officer)

               CERTIFICATIONS UNDER NEW EXCHANGE ACT RULES 13A-14
               --------------------------------------------------
                     AND 15D-14 OF THE EXCHANGE ACT OF 1934
                     --------------------------------------

I, Donald P. Cardarelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2002 of Agway Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 14, 2003
      ----------------------------------------
         /s/  Donald P. Cardarelli
      ----------------------------------------
         Donald P. Cardarelli
         President and Chief Executive Officer

               CERTIFICATIONS UNDER NEW EXCHANGE ACT RULES 13A-14
               --------------------------------------------------
                     AND 15D-14 OF THE EXCHANGE ACT OF 1934
                     --------------------------------------
I, Peter J. O'Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2002 of Agway Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February  14, 2003
     ---------------------------------------------
         /s/  Peter J. O'Neill
     ---------------------------------------------
         Peter J. O'Neill
         Senior Vice President, Finance and Control