Form 10-Q/A
period 2002-12-31
AGWAY INC
filed 2003-03-31
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A




(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
---
ACT OF 1934
For the quarterly period ended December 31, 2002
                               -----------------

                                       OR

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
----
EXCHANGE ACT OF 1934
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
Yes   X    No
    -----     -----

Indicated by check mark whether the registrant is an accelerated filer.
Yes        No   X
    ----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.






        Class                                    Outstanding at March 28, 2003
------------------------                         -------------------------------
Membership Common Stock,                                   96,446 shares
$25 par value per share

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


Agway is including the following cautionary statement in this Form 10-Q/A to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Agway. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, Agway cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Certain factors that could cause actual results to differ materially from those projected have been discussed in this report and include the factors set forth below. Other factors that could cause actual results to differ materially include uncertainties of economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Where, in any forward-looking statement, Agway, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "intend," "believe," "expect," and "anticipate" and phrases "it is probable" and "it is possible" or similar words or phrases identify forward-looking statements.


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

The consolidated final net losses of $11,900 and $34,700 for the three- and six-month periods ended December 31, 2002 increased $8,400 (232%) and $20,900 (150%), respectively, as compared to the same periods in the prior year. This increase in losses includes the following (increases) decreases:

                                                                             Periods
                                                                      Ended December 31, 2002
                                                                 --------------------------------
                                                                   Three Months     Six Months
                                                                 --------------   ---------------
Net discontinued operations....................................  $     (13,200)   $      (15,000)
Pre-tax continuing operations..................................          6,000             1,900
Reorganization expenses........................................         (3,000)           (3,000)
Change in continuing operations taxes..........................          1,800            (4,800)
                                                                 --------------   ---------------
     Increase in final net loss................................  $      (8,400)   $      (20,900)
                                                                 ==============   ===============


Consolidated pre-tax earnings from continuing operations of $6,600 for the three months ended December 31, 2002 have increased $6,000 and the pre-tax loss of continuing operations of $10,900 for the six months ended December 31, 2002 has decreased $1,900. The improvements in both periods are due to increased earnings in Energy and in Agriculture that were offset by increased corporate costs. The Country Products Group earnings declined in the three-month period but improved over the six-month period as compared to the prior year. Net corporate costs of $4,800 and $11,100 have increased $2,900 (155%) and $7,200 (183%), respectively, as compared to the same periods in the prior year. The net corporate cost increases are primarily related to a reduction in the pension income and an increase in professional services compared to the same periods in the prior year. The pension plan amendments made last fiscal year, as previously disclosed in the Agway Form 10-K as of June 30, 2002, have reduced pension income from historical levels. The professional service expense increase related to services rendered in connection with the Chapter 11 Proceedings. The increased loss from discontinued operations is more fully discussed below.


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

                                                              Three Months Ended
                          --------------------------------------------------------------------------------------------
December 31, 2002            Leasing      Insurance         Sunflower     Agronomy(1)      Other (2)         Total
-----------------         -------------  -----------     --------------  ------------   -------------   --------------
Total sales & revenue     $      21,883  $         0     $            0  $     9,951    $           0   $      31,834
Pre-tax earnings (loss)
from operations.......    $       6,393  $         0     $          359  $    (6,457)   $         894   $       1,189

December 31, 2001
-----------------
Total sales & revenue     $      23,314  $     7,217     $       10,999  $    19,827    $           6   $      61,363
Pre-tax earnings (loss)
from operations.......    $       6,490  $       461     $          110  $    (6,585)   $      (3,388)  $      (2,912)


                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Discontinued Operations (continued)
-----------------------------------

                                                              Six  Months Ended
                         ----------------------------------------------------------------------------------------
December 31, 2002           Leasing      Insurance     Sunflower     Agronomy(1)      Other (2)        Total
-----------------        -------------  -----------  ------------   -------------   ------------   --------------
Total sales & revenue    $      44,179  $     4,806  $     10,352   $      40,068   $          0   $       99,405
Pre-tax earnings (loss)
from operations.......   $      12,523  $       108  $       (485)  $     (13,269)  $     (1,908)  $       (3,031)

December 31, 2001
-----------------
Total sales & revenue    $      45,832  $    14,292  $     21,258   $      55,482   $         (1)  $      136,863
Pre-tax earnings (loss)
from operations.......   $      11,789  $       789  $        190   $     (13,948)  $     (6,546)  $       (7,726)

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

Leasing (Telmark)
----------------
Leasing total revenues of $21,900 and $44,200 for the three and six months ended December 31, 2002 decreased $1,400 (6%) and $1,600 (4%) compared to total revenues of $23,300 and $45,800, respectively, for the same periods in the prior year. The decrease in revenues is primarily due to a lower average income rate on the outstanding portfolio caused by lower interest rates.

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


Pre-tax earnings of the Agway Insurance Company of $0 and $100 for the three and six months ended December 31, 2002 decreased $500 (100%) and $700 (86%) compared to the same periods in the prior year due principally to the sale of the company noted above.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Sunflower (Operation of the Country Products Group)
--------------------------------------------------
The Sunflower operation was previously a component of the Country Products Group segment. Total sales and revenue of $0 and $10,400 for the three and six months ended December 31, 2002, decreased $11,000 (100%) and $10,900 (51%) for the three- and six-month periods, respectively, as compared to the same periods in the prior year. The sunflower operation was sold on September 16, 2002 to Cenex Harvest States Cooperative.

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


Agriculture's discontinued components pre-tax loss of $6,500 decreased $100 (2%) for the three months ended December 31, 2002. Pre-tax loss of $13,300 for the six months ended December 31, 2002 decreased $700 (5%) compared to the same period in the prior year. The decrease in pre-tax losses for the six months ended December 31, 2002 is related to a reduction in expenses related to packaging and distribution of Agronomy related products. These reductions were partially offset by inventory write-downs of seasonal seed products that were not sold due to the adverse weather conditions noted above.

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

                                              December 31,           December 31,             Increase
                                                 2002                    2001                (Decrease)
                                            ---------------         --------------         ---------------
Net cash flows provided by (used in):
     Continuing operating activities......  $      (41,228)         $      34,794          $      (76,022)
     Investing activities of continuing
       operations.........................          95,842                 (4,655)                100,497
     Financing activities of continuing
       operations.........................         (37,991)               (62,807)                 24,816
     Discontinued operating activities....          (4,930)                32,668                 (37,598)
                                            ---------------         --------------         ---------------
Net increase (decrease) in cash
     and equivalents......................  $       11,693          $           0          $       11,693
                                            ===============         ==============         ===============




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


CRITICAL ACCOUNTING POLICIES (continued)
---------------------------------------

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




                                                       AGWAY INC.
                                       -----------------------------------------
                                                      (Registrant)





Date       March 31, 2003                        /s/ PETER J. O'NEILL
         -------------------          ------------------------------------------
                                                   Peter J. O'Neill
                                                Senior Vice President,
                                                  Finance & Control
                                           (Principal Financial Officer and
                                               Chief Accounting Officer)

               CERTIFICATIONS UNDER NEW EXCHANGE ACT RULES 13A-14
               --------------------------------------------------

                     AND 15D-14 OF THE EXCHANGE ACT OF 1934
                     --------------------------------------

I, Donald P. Cardarelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A for the period ended December 31, 2002 of Agway Inc.;

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

4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 31, 2003
         ---------------

         /s/  Donald P. Cardarelli
         -------------------------
         Donald P. Cardarelli
         President and Chief Executive Officer

               CERTIFICATIONS UNDER NEW EXCHANGE ACT RULES 13A-14
               --------------------------------------------------

                     AND 15D-14 OF THE EXCHANGE ACT OF 1934
                     --------------------------------------

I, Peter J. O'Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A for the period ended December 31, 2002 of Agway Inc.;

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

4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 31, 2003
         --------------

         /s/  Peter J. O'Neill
         ---------------------
         Peter J. O'Neill
         Senior Vice President, Finance and Control