Form 10-Q
period 2003-03-31
AGWAY INC
filed 2003-05-21
CIK 2852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
                                           --------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number 2-22791

                                   AGWAY INC.
                              (DEBTOR-IN-POSSESSION
                             AS OF OCTOBER 1, 2002)
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


                                  315-449-6715
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -------------

Indicated by check mark whether the registrant is an accelerated filer.
Yes      No  X
   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




        Class                                        Outstanding at May 16, 2003
---------------------------------                    ---------------------------
Membership Common Stock,                                    96,446 shares
$25 par value per share

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION
------   ---------------------
         Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2003
         and June 30, 2002.....................................................3

         Condensed Consolidated Statements of Operations and Retained Earnings (Deficit) for the three months and nine months ended March 31, 2003 and March 31, 2002....................................................4

         Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended March 31, 2003 and
         March 31, 2002........................................................5

         Condensed Consolidated Cash Flow Statements for the nine months ended
         March 31, 2003 and March 31, 2002.....................................6

         Notes to Condensed Consolidated Financial Statements..................7

         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................27

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..43

         Item 4.  Controls & Procedures.......................................44

PART II. OTHER INFORMATION
-------  -----------------

         Item 1.   Legal Proceedings..........................................45

         Item 2.  Changes in Securities and Use of Proceeds...................45

         Item 3.   Defaults Upon Senior Securities............................45

         Item 6.  Exhibits and Reports on Form 8-K............................46

         SIGNATURES...........................................................53

         Certifications Under New Exchange Act Rules 13a-14 and 15d-14 of the
         Exchange Act of 1934.................................................54

                          PART I. FINANCIAL INFORMATION
                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES
                                   (Unaudited)
                  Item 1. CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

ASSETS                                                                               March 31,          June 30,
                                                                                        2003              2002
                                                                                    -------------    --------------
Current Assets:
     Cash.........................................................................  $      93,458    $            0
     Trade accounts receivable (including notes receivable of $2,379 and
         $1,988, respectively), less allowance for doubtful accounts of $5,989
         and $4,723, respectively.................................................        121,405            76,733
     Advances and other receivables (including notes receivable of $14,953 and
         $0, respectively), less allowance for doubtful accounts of $11,881 and
         $0, respectively                                                                  30,571             4,757

     Inventories:
         Raw materials............................................................            240               954
         Finished goods...........................................................         27,267            26,322
         Goods in transit and supplies............................................          1,364             1,902
                                                                                    -------------    --------------
              Total inventories...................................................         28,871            29,178
     Deferred tax assets..........................................................         37,974            27,056
     Prepaid expenses and other assets............................................          8,391             8,754
                                                                                    -------------    --------------
         Total current assets.....................................................        320,670           146,478
Restricted cash...................................................................         41,988                 0
Security investments, net.........................................................         21,994            11,125
Properties and equipment, net.....................................................         99,356           123,685
Net pension asset.................................................................        191,963           223,649
Other assets  ....................................................................          9,197            14,817
Total assets of discontinued operations...........................................              0         1,049,340
                                                                                    -------------    --------------
         Total assets.............................................................  $     685,168    $    1,569,094
                                                                                    =============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Notes payable................................................................  $           0            34,180
     Current installments of long-term debt.......................................            157             1,842
     Current installments of subordinated debt:
         Agway....................................................................             -             36,917
36,917
         Telmark..................................................................         45,533               -
     Accounts payable.............................................................         28,464            49,015
     Trade receivables with credit balances.......................................         15,551            28,079
     Other current liabilities....................................................         31,110            51,976
                                                                                    -------------    --------------
         Total current liabilities................................................        120,815           202,009
Long-term debt....................................................................          1,443            17,143
Subordinated debt - Agway.........................................................        -                 388,449
Deferred tax liabilities..........................................................         42,855            31,897
Other liabilities.................................................................          4,405            60,350
Liabilities of discontinued operations ...........................................              0           805,144
                                                                                    -------------    --------------
         Total liabilities not subject to compromise..............................        169,518         1,504,992
Liabilities subject to compromise.................................................        532,066                 0
Commitments and contingencies.....................................................
Shareholders' equity (deficit):
     Preferred stock, net.........................................................         31,997            32,057
     Common stock, net............................................................          2,411             2,413
     Accumulated other comprehensive income (loss)................................           (200)            1,195
     Retained earnings (deficit)..................................................        (50,624)           28,437
                                                                                    -------------    --------------
         Total shareholders' equity (deficit).....................................        (16,416)           64,102
                                                                                    -------------    --------------
              Total liabilities and shareholders' equity (deficit)................  $     685,168    $    1,569,094
                                                                                    =============    ==============



     See accompanying notes to condensed consolidated financial statements.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

          Item 1. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          RETAINED EARNINGS (DEFICIT)
                                   (Unaudited)
                             (Thousands of Dollars)


                                                       Three Months Ended                 Nine Months Ended
                                                 -------------------------------    ------------------------
                                                   March 31,         March 31,        March 31,        March 31,
                                                     2003              2002             2003              2002
                                                 -------------    --------------    -------------    --------------
Net sales and revenues.........................  $     349,827    $      261,338    $     798,364    $      692,361

Cost and expenses from:
     Products and plant operations.............        351,734           220,961          770,015           625,731
     Selling, general and administrative
       activities..............................         21,320            20,221           57,982            51,426
                                                 -------------    --------------    -------------    --------------
         Total operating costs and expenses....        373,054           241,182          827,997           677,157

Operating income (loss)........................        (23,227)           20,156          (29,633)           15,204
Interest expense, net..........................           (229)           (3,813)          (5,103)          (13,622)

Other income (expense), net....................          3,020               490            3,425             2,448
                                                 -------------    --------------    -------------    --------------
Earnings (loss) from continuing operations before
   reorganization expenses and income taxes....        (20,436)           16,833          (31,311)            4,030

Reorganization expenses .......................          2,967                 0            5,944                 0

Income tax expense (benefit)...................            105             6,610              231             1,964
                                                 -------------    --------------    -------------    --------------

Earnings (loss) from continuing operations.....        (23,508)           10,223          (37,486)            2,066

Discontinued operations:
     Earnings (loss) from operations,
        net of tax expense (benefit) of $83,
        $966, $333, and $(1,087), respectively.          6,729              (576)           3,448            (6,249)
     Loss on disposal, net of tax expense
       (benefit) of $0, $(14,871), $0 and
       $(14,871), respectively.................        (23,081)          (26,460)         (40,517)          (26,460)
                                                 -------------    --------------    -------------    --------------
     Loss from discontinued operations.........        (16,352)          (27,036)         (37,069)          (32,709)

Cumulative effect of accounting changes, net
     of tax expense (benefit) of $0, $0, $0,
     and $0, respectively......................              0                 0           (4,506)                0
Net loss ......................................        (39,860)          (16,813)         (79,061)          (30,643)
                                                 -------------    --------------    -------------    --------------
Retained earnings (deficit), beginning of period       (10,764)          114,161           28,437           129,343
                                                 --------------   --------------    -------------    --------------

Dividends......................................              0                 0                0            (1,352)
                                                 -------------    --------------    -------------    --------------
Retained earnings (deficit), end of period.....  $     (50,624)   $       97,348    $     (50,624)   $       97,348
                                                 =============    ==============    =============    ==============







     See accompanying notes to condensed consolidated financial statements.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (Thousands of Dollars)


                                                       Three Months Ended                 Nine Months Ended
                                                 -------------------------------    ------------------------
                                                   March 31,         March 31,        March 31,        March 31,
                                                     2003              2002             2003              2002
                                                 -------------    --------------    -------------    --------------

Net loss ......................................  $     (39,860)   $      (16,813)   $     (79,061)   $      (30,643)

Other comprehensive income (loss), net of tax:

     Unrealized gains (losses) on
         available-for-sale securities
         held in discontinued operations.......              0              (256)               0               178
     Reclassification adjustment for
         gains (losses) included in net
         earnings..............................              0               (10)            (570)              (30)

     Deferred gains (losses) on cash flow
         hedges, net of tax:
         Holding gains (losses) arising
         during period.........................          2,691            (2,005)           7,870            (2,981)
         Reclassification adjustment for
         (gains) losses included in net
         earnings..............................         (6,739)            2,486           (8,695)            3,683
                                                 --------------   --------------    --------------   --------------

Other comprehensive income (loss)..............         (4,048)              215           (1,395)              850
                                                 --------------   --------------    --------------   --------------

Comprehensive loss.............................  $     (43,908)   $      (16,598)   $     (80,456)   $      (29,793)
                                                 ==============   ===============    =============   ===============






















     See accompanying notes to condensed consolidated financial statements.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

               Item 1. CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


                                                                                           Nine Months Ended
                                                                                    -------------------------------
                                                                                      March 31,         March 31,
                                                                                        2003              2002
                                                                                    -------------    --------------
Net cash flows provided by (used in) continuing operations before reorganization items, net of effects of residual assets and liabilities reclassified from
   discontinued operations........................................................  $     (28,332)   $       58,284
Reorganization items (excluding non-cash charges of $2,558).......................         (3,386)                0
                                                                                    -------------    --------------
Net cash flows provided by (used in) continuing operating activities..............        (31,718)           58,284

Cash flows provided by (used in) investing activities, net of effects of residual assets and liabilities reclassified from discontinued operations:
     Purchases of property, plant and equipment...................................         (9,343)           (5,125)
     Proceeds from sale of businesses/assets - Agway..............................        105,928                 0

     Proceeds from sale of assets - Telmark.......................................        604,360                 0
     Proceeds from disposal of property, plant and equipment......................          1,272             8,813
     Net purchase (sale) of other security investments............................           (292)              104
                                                                                    -------------    --------------

Net cash flows provided by (used in) investing activities:........................        701,925             3,792

Cash flows provided by (used in) financial activities, net of effects of residual assets and liabilities reclassified from discontinued operations:
     Net change in short-term notes payable.......................................        (34,180)          (50,617)
     Proceeds from long-term debt.................................................            235                 0
     Repayment of long-term debt..................................................            (90)             (195)
     Repayment of Telmark debt....................................................       (538,839)                0
     Proceeds from sale of Agway subordinated debt................................              -            79,200
     Maturity and redemption of Agway subordinated debt...........................         (1,856)          (86,088)
     Net change in capital leases.................................................         (1,521)           (4,366)
     Redemption of stock, net.....................................................            (62)           (3,302)
     Cash dividends paid..........................................................         (1,307)           (2,874)
                                                                                    -------------    --------------

Net cash flows provided by (used in) financing activities.........................       (577,620)          (68,242)

Net cash flows provided by (used in) discontinued operations......................            871             6,166
                                                                                    -------------    --------------

Net increase (decrease) in cash and equivalents...................................         93,458                 0
Cash and equivalents at beginning of period.......................................              0                 0
                                                                                    -------------    --------------

Cash and equivalents at end of period.............................................  $      93,458    $            0
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

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

          Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Agway Inc. (the "Company" or "Agway") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, or those normally made in the Company's annual report on Form 10-K. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002 for further information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003, due to the seasonal nature of our Energy business.

     Chapter 11 Proceedings: On October 1, 2002, Agway Inc. and five of its subsidiaries (collectively the "Debtors") filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in order to allow it to continue running its businesses without interruption while it gains the time needed to reorganize its financial obligations. See Note 2 for further details of the Chapter 11 filings.

     The accompanying consolidated financial statements as of and for the period ended March 31, 2003 have been prepared on a going concern basis. As a result of the Debtors entering into Chapter 11 Proceedings on October 1, 2002, Agway's unaudited condensed consolidated financial statements for the quarter ended March 31, 2003 have been prepared in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," and will continue to apply generally accepted accounting principles as a going concern which assumes the realization of assets and the payment of liabilities in the ordinary course of business.

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

     As debtors-in-possession, the Debtors, subject to any required court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts. We cannot presently determine with certainty the ultimate aggregate liability that will result from the filing and settlement of claims related to any rejected contracts, and as a result, no allowance has been recorded for these items.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     -----------------------------------------------------

     Basis of Presentation (continued)

     Discontinued Operations: On March 6, 2002, the Company announced details of a comprehensive plan designed to refocus capital resources on four selected businesses: Animal Feed and Nutrition (the principal operation within the Agriculture segment), Energy Products (Energy segment), Produce, and Agricultural Technologies (operations within the Country Products Group segment). This plan also disclosed our intentions to divest of four business operations: Telmark (Leasing segment), Agway Insurance (the principal operation within the Insurance segment), and Agronomy and Seedway (components of the Agriculture segment). After this plan was announced, as part of its ongoing strategic assessment of remaining Agway businesses in June 2002, the Agway Board of Directors affirmed management's intentions to actively pursue a sale of Agway's sunflower business (an operation formerly included within the Country Products Group segment). As required by generally accepted accounting principles, the financial statements separately reflect the business operations planned for divestiture, or actually divested, as discontinued operations for all periods reported. For further information on these discontinued operations, refer to Note 4.

     As of February 28, 2003, the above described divestiture plans have been substantially completed. On August 28, 2002, Agway announced the completion of the sale of its wholly owned insurance subsidiary, Agway Insurance Company, to United Farm Family Mutual Insurance Company. On September 16, 2002, Agway completed the sale of its sunflower business (an operation historically included within the Country Products Group segment) to Cenex Harvest States Cooperatives. On December 3, 2002, Agway announced the completion of the sale of its Agronomy and Seedway businesses and related assets to GROWMARK. On February 28, 2003, Agway, Telmark and Wells Fargo Financial Leasing, Inc., ("Wells Fargo") announced the sale of substantially all of the assets of Telmark to Wells Fargo. As of March 31, 2003, any remaining residual assets and liabilities from these divested businesses have been reclassified and are included in continuing operations in this filing. Residual assets of Telmark are described in Note 2. All other residual assets, principally accounts receivable, totaled $16,600
     and  residual  liabilities   totaled  $20,300  of    which   $14,200   is
     liabilities  Subject  to Compromise

     Impairment  of  Long-Lived  Assets
     SFAS No. 144,  "Accounting  for the  Impairment  or Disposal of  Long-Lived
     Assets," was early adopted by the Company on January 1, 2002, and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived
     Assets and for Long-Lived Assets to be Disposed of," while retaining many of the requirements of SFAS No. 121. In accordance with SFAS No. 144, long-lived assets to be held and used by an entity are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value to fair value. The pre-tax charge for impairment is included in cost of products and plan operations on the consolidated statements of operations and totaled $21,300 in the three and nine months ended March 31, 2003 and $100 in the three and nine months ended March 31, 2002.

     Subsequent Event
     On April 21, 2003, the Company announced that it will immediately begin exploring the potential sale of each of its remaining businesses while exploring other strategic opportunities that could result in greater value for Agway's creditors. Given the events through March 31, 2003, the likely sale of each of the Company's remaining businesses constitutes a curtailment of the Company's pension plan. As of March 31, 2003, the Company recognized a curtailment loss totaling approximately $24,300, which is recorded in operating costs and expenses. In addition, the likely sale of remaining businesses triggered a review of loss impairment of long-lived assets under FAS 144, which resulted in the above-mentioned recognition of $21,300 of loss impairment in the Company's Agriculture segment in March 2003.

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

     Restricted Cash
     Certain continuing operations cash is held in segregated cash accounts pending distribution and is restricted in its use. At March 31, 2003, restricted cash relates to $15,000 in cash collateral requirements per the terms of the DIP Facility to support the Company's outstanding letters of credit, $25,700 pending resolution of Surety claims against Telmark and AEP (see Note 6), and miscellaneous segregated cash accounts per the terms of the sale of the Agronomy and Seedway businesses.

     Income Taxes
     Agway is subject to income taxes on all income not distributed to patrons as patronage refunds and provides for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision generally represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. The provision for income taxes has been allocated between continuing and discontinued operations for all periods where discontinued operations were reported separately.

     For the nine months ended March 31, 2003, an assessment of the changes in tax timing items and income or losses generated additional deferred tax assets. Due to the uncertainty of sufficient future taxable income being generated to reasonably assure realization of these deferred tax assets, additional valuation allowance adjustments of $28,500 and $31,300 for the three- and nine-month periods ended March 31, 2003 were recorded. As of March 31, 2003, Agway had gross deferred assets recorded of $130,000 and gross deferred liabilities of $78,400. The total valuation allowance on deferred tax assets total $56,500. As previously stated in Note 1, as of February 28, 2003, the divestiture plans announced in fiscal 2002 have been substantially completed. Any remaining residual assets and liabilities have been reclassified and are included in continuing operations. This includes all deferred taxes.

     Reclassifications
     Certain reclassifications have been made to conform prior year financial statements with the current year presentation.

     Comprehensive Income
     Comprehensive income consists of net earnings (loss) related to the net change in unrealized gains and losses on available-for-sale securities (relating to Agway Insurance and included in discontinued operations), net of tax, and the net change in deferred gains and losses on cash flow hedges, net of tax. The deferred gains and losses on cash flow hedges in the statement of comprehensive income are net of tax expense (benefit) of $2,699 and $143 for the three months and $930 and $567 for the nine months ended March 31, 2003 and March 31, 2002, respectively.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     ------------------------------------------------------

     New Financial Accounting Standards
     SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. Under SFAS No. 142, amortization of goodwill, including goodwill and intangible assets with indefinite lives recorded in past business combinations, discontinues upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed after July 1, 2001, is not amortized. Instead, all goodwill and intangible assets with indefinite lives are tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. We adopted this standard on July 1, 2002, and completed the first step impairment test under the new standard. The first step impairment test requires the determination of the fair value of the reporting unit which is then compared to the carrying value of that reporting unit. If the carrying value exceeds the fair value, a second step impairment test is required to measure the amount of impairment. The results of our first step impairment test indicated potential impairment in our Feed reporting unit. During the third quarter ended March 31, 2003, the second step impairment test was completed. The results of our second step impairment test resulted in an impairment loss on goodwill of $4,500 in our Feed reporting unit. Fair value was determined using the expected present value of future cash flows.

     Based on the conclusion of the second step impairment test and in accordance with SFAS No. 142, the impairment loss of $4,500 was booked as a cumulative effect of accounting change at the beginning of the current year. Due to the uncertainty of sufficient future taxable income being generated to utilize any more income tax benefits, a valuation allowance was booked to offset the income tax benefits associated with the impairment loss.

     The changes in the carrying amount of goodwill for the nine months March 31, 2003 are as follows:

                                                                Agriculture       Country Products
                                                                  Segment         Group Segment           Total
                                                              -------------       -------------      --------------
     Balance as of June 30, 2002............................  $       4,506       $       1,603      $        6,109
     Goodwill acquired during the year......................              0                   0                   0
     Impairment losses......................................         (4,506)                  0              (4,506)
     Goodwill written off related to
     sale of business unit..................................              0                 (79)                (79)
                                                              -------------       -------------      --------------
     Balance as of March 31, 2003...........................  $           0       $       1,524      $        1,524
                                                              =============       =============      ==============


     The prior year adjusted net income for the three and nine months ended March 31, 2002, if no amortization had been deducted for goodwill, would be as follows:

                                                                                    Three Months     Nine Months
                                                                                    -------------    --------------
     As originally reported.......................................................  $     (16,813)   $      (30,643)
     Amortization, net of tax.....................................................            257               794
                                                                                    -------------    --------------
     As adjusted..................................................................  $     (16,556)   $      (29,849)
                                                                                    =============    ==============

     As of March 31, 2003, the Company held acquired intangible assets consisting of customer lists, trademarks, and non-competes with a carrying amount of $1,769. Intangible assets like these with finite lives are amortized. The aggregate amortization for the three- and nine-month periods ended March 31, 2003 totaled $172 and $310, respectively. As of March 31, 2003, the estimated amortization expense in each of the next five years will be immaterial.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     ------------------------------------------------------

     New Financial Accounting Standards (continued)
     SFAS No.  146,  "Accounting  for Costs  Associated  with  Exit or  Disposal
     ---------------------------------------------------------------------------
     Activities,"  was issued  June 2002 and is  effective  for exit or disposal
     ------------
     activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring." The adoption of this standard currently has no impact on the financial statements of the Company.


     In November  2002,  the FASB  issued  Interpretation  No. 45,  "Guarantor's
                                           -------------------------------------
     Accounting and Disclosure  Requirements for Guarantees,  Including Indirect
     ---------------------------------------------------------------------------
     Guarantees of  Indebtedness of Others," or FIN 45. FIN 45 elaborates on the
     --------------------------------------
     existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

     SFAS No. 149,  "Amendment of Statement 133 on  Derivative  Instruments  and
     ---------------------------------------------------------------------------
     Hedging  Activities,"  was  issued in April  2003.  SFAS No. 149 amends and
     -------------------
     clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 will be applicable for us in our third quarter 2003. We are reviewing SFAS No. 149 to determine its impact, if any, on future reporting periods.

2.   CHAPTER 11 FILINGS
     ------------------
     Background
     On October 1, 2002 (the "Petition Date"), Agway Inc. and five of its subsidiaries (collectively, the "Debtors") filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceedings") in the United States Bankruptcy Court for the Northern District of New York in Utica, New York (the "Bankruptcy Court"). The Chapter 11 Proceedings have been consolidated for procedural purposes only and are being administered jointly under case numbers 02-65872 through 02-65877 pursuant to an order of the Bankruptcy Court entered on October 1, 2002. The subsidiaries that were included in the Chapter 11 Proceedings are Feed Commodities International LLC, Country Best-DeBerry LLC, Country Best Adams, LLC, Brubaker Agronomic Consulting Service LLC, and Agway General Agency, Inc.

     Four wholly owned Agway Inc. subsidiaries are not included in the Chapter 11 Proceedings: Agway Energy Products LLC, Agway Energy Services, Inc., Agway Energy Services-PA, Inc. and Telmark LLC. In addition, Telmark debenture holders are not subject to the Chapter 11 Proceedings. Cooperative Milling, Inc., a company 50% owned by Agway Inc. was also not included in the Chapter 11 Proceedings. Finally, the Agway dealer stores are not included in the Chapter 11 Proceedings because they are independently owned and are not affiliated with Agway Inc. in any way.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


2.   CHAPTER 11 FILINGS (continued)
     ----------------------------------

     Background (continued)
     Agway Energy Products is a separate subsidiary which historically has generated, and is expected to continue to generate, sufficient cash to meet its needs. Agway Energy Products requires short-term borrowings from the Company to meet seasonal working capital requirements. Such short-term financing will be made available to Agway Energy Products as a non-debtor borrower on an ongoing basis by the Company or, as required, by our senior lenders as part of a $100,000 Debtor-in-Possession financing agreement ("DIP Facility"). The details of the DIP Facility are discussed in Note 3.

     As discussed in Note 1 to the condensed consolidated financial statements, on February 28, 2003, Agway announced the completion of the sale of substantially all of the assets of Telmark to Wells Fargo. Telmark has retained sufficient cash to meet its ongoing needs. As of March 31, 2003, Telmark has total assets of $112,400 which includes cash of $56,800, restricted cash of $25,700, and other residual assets, including holdbacks from the sale, stock investment in CoBank and unsold leases, net of reserves, totaling $29,900. Telmark also has outstanding debentures of $45,500 and miscellaneous other liabilities of $8,300. As it winds up its business activities, Telmark LLC will continue to be financed and to be operated separately from Agway Inc. and is not included in the Agway Inc. Chapter 11 Proceedings.

     Chapter 11 Process
     Each of the Debtors operates its business and manages its property as a Debtor-in-Possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. As Debtors-in-Possession, the Debtors are authorized to operate their business but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Bankruptcy Court entered orders on October 1, 2002 granting various initial requests of Agway, including payment of employee wages and salaries on schedule, continuation of Feed and Agronomy customer pre-pay product programs, and interim access to cash funding.

     Also, on October 1, 2002, the Bankruptcy Court entered an order authorizing the Company to pay vendors in the ordinary course for all goods and services received on or after October 1, 2002. We also agreed to terms of a DIP Facility with our present senior lender group to provide a $125,000 facility over a term of 18 months. With the sale of certain assets, as defined in the DIP agreement, the DIP Facility is reduced to $100,000. We believe the DIP Facility provides adequate cash resources for Agway to meet future operating requirements while we restructure the business. On October 4, 2002, the Bankruptcy Court approved the DIP Facility on an interim basis and on October 22, 2002, approved the Company's motion for final access to the full amount of the DIP Facility. Upon obtaining final approval from the Bankruptcy Court, the DIP Facility replaced Agway's existing senior debt and the credit agreement. See Note 3 for terms and conditions including covenants under the DIP Facility.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


2.   CHAPTER 11 FILINGS (continued)
     -----------------------------

     Chapter 11 Process (continued)
     On October 9, 2002, the United States Trustee appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives from time to time take positions on matters that come before the Bankruptcy Court and, at the appropriate time, will negotiate with Agway the terms of a plan of reorganization. On October 11, 2002, the Creditors' Committee filed a motion seeking reconsideration of all the first day motions entered by the Bankruptcy Court on October 1, 2002. As part of its motion seeking reconsideration of all first day orders, the Creditors' Committee sought reconsideration of certain of the Company's employee compensation and benefit programs. Following lengthy negotiations between the Company and the Creditors' Committee, the Company filed a motion ("Compensation Motion") with the Court on March 7, 2003 requesting certain modifications to the Company's compensation programs for executives and certain other management employees. The Compensation Motion also provides that for employees who leave employment with Agway and are eligible to receive unused and accrued vacation payments, in general, unused and accrued vacation earned prior to October 1, 2002 will be treated as unsecured claims against Agway. As compared with the Company's employee compensation and benefit programs in effect as of October 1, 2002, the Compensation Motion is designed to result in an aggregate savings to Agway's estate of approximately $5,000 - 5,500. The Compensation Motion was approved by the Bankruptcy Court on May 9, 2003.

     On January 30, 2003, the Bankruptcy Court granted a motion by the Company to extend the exclusivity period for filing a plan or reorganization by 120 days to May 30, 2003. This reserves the right under bankruptcy law for the Company to be the only party allowed to file a plan of reorganization with the Bankruptcy Court. On May 12, 2003, the Company filed a motion to extend the exclusivity period for filing a plan of reorganization by an additional 120 days to September 27, 2003. This motion is expected to be heard by the Bankruptcy Court on May 27, 2003.

     At this stage, we cannot predict the impact of the Chapter 11 Proceedings on our financial condition and results of operations. However, until a plan of reorganization is developed and confirmed by the Bankruptcy Court and our creditors, we will be prohibited from paying all pre-petition indebtedness, including principal, interest, and maturities on our outstanding debt securities and various other obligations or claims against the Company such as pending litigation and environmental claims without Bankruptcy Court approval. Accordingly, the $33,100 maturity and related interest on subordinated debt due on November 1, 2002 was not paid. Treatment of our pre-petition obligations will be determined by the plan of reorganization that is confirmed by the Bankruptcy Court.

     Historically, the Company voluntarily repurchased certain of its securities, including its subordinated debentures, when requested by the holders. The Company ceased that practice in June 2002 and initiated the Chapter 11 Proceedings on October 1, 2002. To the Company's knowledge, the Company's securities do not currently have an established trading market. Fair market value of the Company's securities is not presently determinable and it is not presently known when such fair market value will be determined. Even though the ultimate impact on the value of the Company's securities cannot be determined currently, it is likely that, as a result of the Chapter 11 Proceedings, the value of the Company's securities will be adversely impacted and this impact could be material.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


2.   CHAPTER 11 FILINGS (continued)
     ------------------------------

     Reorganization Costs
     Under SOP 90-7, once a company has filed petitions with the Bankruptcy Court, any revenues, expenses, interest income, realized gains and losses and provisions for losses resulting from the reorganization of the Debtors should be reported separately as reorganization items, except for those required to be reported as discontinued operations, on the statement of operations. During the three-month period ended September 30, 2002, we recorded $2,200 in pre-petition reorganization expenses which is recorded in the selling, general and administrative activities line item of our statement of operations. During the post-petition period beginning October 1, 2002, for the three and six months ended March 31, 2003, we recorded post-petition reorganization expenses of $2,967 and $5,944, respectively, which is disclosed as a separate line in our statement of operations, as required by SOP 90-7. Reorganization expenses principally related to
     professional   services  fees  associated  with  pre-petition   contingency
     planning and post-petition activities associated with the Chapter 11 Proceedings.

     Liabilities Subject to Compromise
     As a result of the Chapter 11 Proceedings, substantially all pre-petition indebtedness of the Debtors is subject to compromise or other treatment under the plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. These claims are reflected in the March 31, 2003 unaudited consolidated balance sheet as liabilities subject to compromise. Although pre-petition claims are generally stayed, as part of the first day orders and subsequent motions granted by the Bankruptcy Court, the Bankruptcy Court approved Debtors' motions to pay certain pre-petition obligations essential for the ongoing operation of the Debtors' business. Certain employee wages, benefits and reimbursements, which were approved for payment as a part of first day orders, have not been reflected as liabilities subject to compromise. The Debtors have been and intend to continue to pay undisputed post-petition claims of all vendors and suppliers in the ordinary course of business.

     As of March 31, 2003, the Debtors have liabilities subject to compromise of $532,066. The major classifications are as follows:

     Subordinated debt..........................................  $      423,567
     Self-insurance reserves....................................          30,027
     Miscellaneous liabilities subject to compromise............          25,634
     Medical benefit liabilities................................          20,205
     Accounts payable - trade...................................          13,423
     Deferred compensation benefits.............................          11,806
     Accrued liabilities - interest.............................           7,404
                                                                  --------------
                                                                  $      532,066
                                                                  --------------
                                                                  --------------

     Since the filing of the Chapter 11 Proceedings on October 1, 2002, contractual interest on liabilities subject to compromise of approximately $7,500 and $15,000 was not accrued for the three-month and six-month periods ended March 31, 2003.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


2.   CHAPTER 11 FILINGS (continued)
    ------------------------------

     Liabilities Subject to Compromise (continued)
     The unaudited condensed combined financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined debtor subsidiaries, including certain amounts and activities between debtors and non-debtor subsidiaries of the Company which are eliminated in the unaudited condensed consolidated financial statements.

                    Debtors' Condensed Combined Balance Sheet

                                                                                                        March 31,
                                                                                                          2003
                                                                                                     --------------
     Cash..........................................................................................  $       33,553
     Trade notes and accounts receivable, net......................................................          35,428
     Advances and other receivables................................................................          20,040
     Inventories...................................................................................          13,348
     Other current assets..........................................................................          38,364
                                                                                                     --------------
     Current assets................................................................................  $      140,733
     Restricted cash...............................................................................          16,288
     Other security investments, including investments in subsidiaries of $106,166.................         126,790
     Property, plant and equipment, net............................................................          24,642
     Other long-term assets........................................................................             972
     Intercompany operating advance receivable from Energy and Telmark.............................          49,792
     Pension asset.................................................................................         191,963
                                                                                                     --------------
         Total assets..............................................................................  $      551,180
                                                                                                     ==============

     Current liabilities...........................................................................           8,546
     Liabilities subject to compromise.............................................................         532,066
     Long-term liabilities.........................................................................          26,984
     Preferred stock...............................................................................          31,997
     Common equity.................................................................................         (48,413)
                                                                                                     --------------
         Total liabilities and shareholders' equity................................................  $      551,180
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

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)

2.   CHAPTER 11 FILINGS (continued)
     ------------------------------

               Debtors' Condensed Combined Statement of Operations

                                                                                                     For the Period
                                                                                   For the Quarter   October 1, 2002
                                                                                        Ended            through
                                                                                      March 31,         March 31,
                                                                                        2003              2003
                                                                                    -------------    --------------
     Net sales and revenues.......................................................  $      78,029    $      159,158
     Total operating costs and expenses...........................................        129,989           215,425
                                                                                    -------------    --------------
         Operating income (loss)..................................................        (51,960)          (56,267)
     Other operating, non-operating expenses (revenues) and tax (benefit) expense.         (5,509)           (8,840)
     Reorganization expenses......................................................          2,967             5,944
                                                                                    -------------    --------------
     Income (loss) from debtor continuing operations..............................        (49,418)          (53,371)
     Equity earnings of continuing non-debtor subsidiaries........................         25,909            33,393
     Loss from discontinued operations............................................        (16,351)          (31,804)
                                                                                    -------------    --------------
     Net income (loss)............................................................  $     (39,860)   $      (51,782)
                                                                                    =============    ==============

               Debtors' Condensed Combined Statement of Cash Flows

                                                                                                     For the Period
                                                                                                     October 1, 2002
                                                                                                         through
                                                                                                        March 31,
                                                                                                          2003
     Net cash flows provided by (used in) continuing operations....................................  $       (1,651)
     Reorganization items (excluding non-cash charges of $2,558)...................................          (3,386)
                                                                                                     --------------
     Net cash flows provided by (used in) operating activities.....................................          (5,037)

     Cash flows provided by (used in) investing activities:
         Purchases of property, plant and equipment................................................          (1,413)
         Proceeds from disposal of property, plant and equipment...................................             893
         Proceeds from disposal of discontinued operations.........................................         105,928
         Net purchase (sale) of other security investments.........................................              (4)
                                                                                                     --------------

     Net cash flows provided by (used in) investing activities:....................................         105,404

     Cash flows provided by (used in) financial activities:
         Net change in short-term notes payable....................................................         (30,233)
         Repayment of long-term debt...............................................................            (337)
         Maturity and redemption of subordinated debt..............................................          (1,856)
         Net change in capital leases..............................................................            (768)
                                                                                                                   -
         Cash dividend from Telmark................................................................          25,000
                                                                                                     --------------

     Net cash flows provided by (used in) financing activities.....................................          (8,194)

     Net cash flows provided by (used in) discontinued operations..................................         (65,645)
                                                                                                     --------------

     Net increase (decrease) in cash and equivalents...............................................          26,528
     Cash and equivalents at beginning of period...................................................           7,025
                                                                                                     --------------
     Cash and equivalents at end of period.........................................................  $       33,553
                                                                                                      =============

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWINGS
     ----------

     Notes Payable
     Agway has available under its DIP Facility (described below) a $100,000 short-term line of credit, up to $85,000 of which can be used for letters of credit. Due to the third quarter sale of certain assets, as defined in the DIP agreement, the upper limit of the line of credit was decreased from $125,000 to $100,000 during the quarter ended March 31, 2003. At March 31, 2003, there were no outstanding borrowings on the line of credit. As of that date, the letters of credit issued, primarily to back Agway insurance programs, totaled approximately $29,800.

                                              March 31,                 June 30,
                                               2003                      2002
                                           -------------         ---------------
     Borrowings on line of credit.......   $           0         $     34,180
                                           =============         ===============
     Weighted average interest rate.....          -                        5.89%
                                           =============         ===============

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

     The amount available to Agway under this DIP Facility is the lesser of the "collateral borrowing base" or the $100,000 upper limit of the line of credit. The collateral borrowing base consists of certain of Agway's eligible (as defined in the DIP Facility) accounts receivable and inventory as well as $15,000 of cash collateral and the pledge of Agway's limited liability membership interest in Telmark. As of March 31, 2003, Agway had $70,200 available under the DIP Facility.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


3.   BORROWINGS (continued)
     ----------------------

     Agway Senior Debt (continued)
     On December 3, 2002, Agway announced the completion of the sale of its Agronomy and Seedway business to GROWMARK Inc. for gross proceeds of approximately $57,000, which reduced to zero the outstanding revolving credit balance with our secured lender and provided $15,000 of cash collateral to support the Company's outstanding letters of credit as required per the terms of the DIP Facility.

     The DIP Facility has a number of financial covenants which restrict our capital spending and require us to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, and restructuring charges (EBITAR), as well as a maximum level of restructuring charges. As of March 31, 2003 and April 30, 2003, Agway was in violation of a financial covenant that requires Agway to meet a minimum level of EBITDAR for the rolling 12-month periods ended March 31, 2003 and April 30, 2003. The Company recognized substantial continuing operations non-cash losses from the required adoption of a change in accounting for goodwill, $4,500, and in relation to the potential sale of its businesses, which included loss impairment on long-lived assets of $21,400 and pension charges of $24,300 from curtailment of the pension plan. The Company has also incurred settlement charges related to its pension plan resulting from the amount of settlements incurred in the past year, including $2,700 from its continuing operations. Without these losses, the Company met the required level of EBITDAR. On May 19, 2003, the senior lenders waived the March 31, 2003 and April 30, 2003 covenant violation and amended the document to exclude the above losses recognized in the March 31, 2003 financial statements, from future financial covenant calculations of EBITDAR.

     Agway Subordinated Debt
     Agway  previously  registered  with the Securities and Exchange  Commission
     (SEC) to offer debentures and money market certificates to the public. As previously disclosed, since March 6, 2002, the Company temporarily suspended its active capital raising efforts through the sale of Company securities pending the filing of certain financial information related to its decision to sell certain subsidiaries. However, due to the unexpected failed sale of Telmark in May 2002 and the related uncertainty caused by the failed sale, Agway did not recommence its active capital raising efforts even though the relevant financial information had been filed. At this stage, we do not expect to sell any additional securities in the near future, if at all. The debentures and money market certificates are unsecured and subordinated to all senior debt of Agway. Furthermore, as a result of the Chapter 11 Proceedings since October 1, 2002, payment of interest and maturities on these securities are prohibited. Accordingly, the $33,100 maturity of subordinated debt due on November 1, 2002 was not paid and all of the outstanding Agway subordinated debt of $423,600 as of October 1, 2002 has been classified as liabilities subject to compromise.

     Telmark Subordinated Debt
     In connection with the sale of substantially all of its assets on February 28, 2003, Telmark paid all its outstanding long-term and short-term debt except for $45,500 of subordinated debt. The subordinated debt was called effective March 31, 2003 and is payable thereafter upon proper presentation of securities by investors. As of May 12, 2003, Telmark debentures representing $43,955 of principal balance have surrendered to the Company in exchange for the redemption payment. Furthermore, as a result of these redemptions, Telmark now has less than 300 debenture holders and Telmark has filed a Form 15 with the Securities and Exchange Commission (SEC) in order to terminate its reporting obligations. Telmark will no longer fill annual, quarterly, or other periodic reports with the SEC.

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

     With the announcement of our March 6, 2002 restructuring plan, our ongoing strategic assessment, and our adoption of SFAS No. 144, we were required to separately report the combined results of businesses that we were taking steps to sell as discontinued operations and to immediately recognize any estimated losses directly related to the sales of those businesses. The results of operations of all discontinued businesses are reported in discontinued operations in the periods in which they occurred. Discontinued business operations results are reported in the income statement, net of tax, in earnings (loss) from operations of discontinued operations. The recognition of estimated losses directly related to the sales of these businesses is reported in the income statement, net of taxes, in gain
     (loss) on disposal of discontinued operations. The sale of these discontinued operations was completed on February 28, 2003. During the period of sale, the total assets of discontinued operations and total liabilities of discontinued operations are separately reported on the face of the consolidated balance sheet. As of March 31, 2003, all remaining residual assets and liabilities from these divested businesses have been reclassified to continuing operations.

     For the businesses noted above that are reflected in discontinued operations, a summary of net sales and revenues and pre-tax operating results for the three months and nine months ended March 31, 2003 and March 31, 2002, respectively, and total assets of discontinued operations and total liabilities of discontinued operations at June 30, 2002 are detailed below. A portion of the Company's interest expense has been allocated to discontinued operations based on the outstanding debt attributable to holding these discontinued operations. Finally, income taxes have been allocated between continuing and discontinued operations for all periods that present separately the results of discontinued operations.

     The income statement items listed below primarily represent the current year activity through the date of sale for each of the discontinued business units. Any remaining residual activity from the date of final sale is reported in continuing operations.

                                                            Three Months Ended                  Nine Months Ended
                                                   -------------------------------    -------------------------------
                                                   March 31,         March 31,        March 31,         March 31,
                                                     2003              2002             2003              2002
                                                   -----------       -----------      -----------    ---------------

     Total sales and revenues                      $    14,112        $ 86,744        $ 113,517         $    223,607
     Pre-tax income (loss) before interest
       and taxes                                        6,812            4,924            6,305                3,745
     Interest expense allocated to discontinued
     operations                                             0            4,534            2,524               11,081
     Income (loss) from operations, before tax          6,812              390            3,781               (7,336)

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


4. DISCONTINUED OPERATIONS (continued)

                                                                      June 30,
     Discontinued Assets:                                               2002
                                                                  --------------
       Cash.....................................................  $        5,932
       Restricted cash..........................................           6,014
       Accounts receivable and notes receivable, net............         102,425
       Total lease receivables, net.............................         716,499
       Inventories..............................................          42,909
       Prepaid and other current assets.........................          51,199
       Marketable securities available for sale.................          39,826
       Other security investments...............................          41,483
       Property, plant and equipment............................          35,342
       Other assets.............................................           7,711
                                                                  --------------
           Total assets of discontinued operations..............  $    1,049,340
                                                                  ==============

     Discontinued Liabilities:
       Notes payable............................................  $      204,263
       Current portion of long-term debt.........................        126,485
       Accounts payable..........................................         22,909
       Other current liabilities.................................        161,232
       Long-term debt............................................        258,569
       Other long-term liabilities...............................         31,686
                                                                  --------------
              Total liabilities of discontinued operations....... $      805,144
                                                                  --------------
       Liabilities subject to compromise.........................              0
                                                                  --------------
                Total liabilities ..............................  $      805,144
                                                                  ==============

     The loss on disposal of discontinued operations, net of tax, has been adjusted to the current estimated loss at March 31, 2003 as follows:

                                                                          Adjustments
                                                                  ------------------------------
                                                                    Three Months  Nine Months        Life-to-Date
                                                                       Ended         Ended
                                                                  ------------------------------
                                                   June 30,                                            March 31,
                                                     2002               March 31, 2003                   2003
                                                 -----------      --------------------------         --------------
     Impairment on long-lived assets and
         other reserves                          $     (71,633)   $      (10,284)   $     (23,324)  $       (94,957)
     Direct costs of sale......................        (18,181)           (3,300)          (5,841)          (24,022)
     Benefit plans curtailment/costs...........        (13,422)           (9,497)         (11,352)          (24,774)
                                                 -------------    --------------    -------------    --------------
     Pre-tax loss..............................       (103,236)          (23,081)         (40,517)         (143,753)
     Income tax benefit........................         17,800                 0                0            17,800
                                                 -------------    --------------    -------------    --------------
     Net loss on disposal of discontinued
       operations..............................  $     (85,436)   $      (23,081)   $     (40,517)   $     (125,953)
                                                 =============    ==============    =============    ==============


     The adjustments during the three months and nine months ended March 31, 2003 were the result of the finalization of the sale of substantially all of the assets of Telmark LLC and the recognition of certain costs in the pension plan.

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


5.   ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
     -------------------------------------------------

     The Company's Energy segment enters into a combination of exchange-traded futures and options contracts and, in certain circumstances, over the counter options (collectively "derivatives") to manage the price risk associated with future purchases of the commodities used in its operations, principally heating oil and propane. Energy has fair value hedges associated with its fixed price purchase contracts and cash flow hedges for its variable priced purchase contracts. The derivatives are specifically matched in volume and maturity with the various purchase commitments of the business and generally expire within a year. Under SFAS No. 133, the value of option contracts that Energy enters into has two components: time and intrinsic value. The intrinsic value is the value by which the option is "in the money." The remaining amount of option value is attributable to time value. Energy does not include the time value of option contracts in its assessment of hedge effectiveness and therefore records changes in the time value component of its options currently in earnings. At March 31, 2003, Energy had a derivative asset of $541. An after-tax total of $100 of deferred net unrealized gains on derivatives instruments was accumulated in other comprehensive income and is expected to be reclassified into earnings during the next twelve months. The increase (decrease) to cost of goods sold for the change in option time value not used in the assessment of hedge effectiveness was $(2,600) and $(2,200) for the three months and $(1,100) and $100 for the nine months, ended March 31, 2003 and 2002, respectively.

     In the Agriculture segment, the purchase of corn, soy complex, and oats, which can be sold directly as ingredients or included in feed products sold by Agriculture, creates price risk for this business. Agriculture intends to match its purchase and sales contracts whenever possible to hedge price risk; however, exchange-traded commodity instruments are used principally to manage the price risk associated with unmatched commodity purchases or sales. Agriculture matches all derivative contracts with their underlying purchase or sale contracts; however, due to the differences in the changes in the commodity cash price at an Agriculture location versus the Chicago Board of Trade, a highly effective hedging relationship (as defined by SFAS No. 133) has not been achieved. Therefore, the derivatives used in Agriculture are marked to market currently in earnings. The impact of marking these derivatives to market for the three and nine months ended March 31, 2003, was immaterial.

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

     Insurance Coverage
     The Company uses various insurance companies to insure its primary casualty insurance risks as well as to obtain various umbrella/excess liability coverages. On October 3, 2001, the Commonwealth Court of Pennsylvania approved the petition of the Pennsylvania Insurance Commissioner for an Order of Liquidation for Reliance Insurance Company (RIC). Agway has obtained insurance coverage from RIC in various segments of its insurance programs since 1991. Presently, Agway has four claims which could be affected by this liquidation. Total covered amounts by RIC on these claims as of March 31, 2003 are estimated at $3,200. In addition, future claims could be affected by this liquidation. The liquidation statute establishes certain priorities for payment of claims. Direct policyholders are one of the top priorities for payment. To the extent, if any, RIC is unable to meet its claim obligations to its policyholders and other creditors, certain state insurance guarantee funds may provide additional sources of claim payments. The Company cannot at this time determine the ultimate outcome of this liquidation, its impact on outstanding and future claims against RIC policies held by Agway, or the impact on the Company's financial results. However, it is anticipated that due to the RIC, the Company, at a minimum, can expect delays in receiving cash settlement for claims outstanding under RIC policies and that we will not receive full value for such claims. Therefore, the Company has established a $1,500 allowance for loss on amounts reimbursable from RIC.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


6.   COMMITMENTS AND CONTINGENCIES (continued)
     -----------------------------------------
     Insurance Coverage (continued)
     In July 2002, our surety bond provider ("Surety") issued cancellation notices relative to $23,900 of surety bonds supporting our insurance programs. This has no impact on our insurance coverage, but it does give our insurance carriers the right to demand payment of the collateral amount provided by the bonds from the issuer of the bonds. If our Surety chooses to pay cash to our insurers rather than reissue bonds, our Surety would have a right to make a claim against us for such amounts in the Chapter 11 Proceedings. It is our understanding that the Surety has paid or is in the process of paying the current demands of two of our insurers, totaling $720 to date. A third insurer has made demand upon the Surety for the full amount of its bonds in the amount of $7,500; however, we understand that the Surety has currently taken the position that a demand on these bonds is not appropriate.

     On January 29, 2003, the Surety filed a suit demanding $3,176 against Telmark, LLC and AEP (Agway Energy Products, LLC, Agway Energy Services, Inc., Agway Energy Services-Pa, Inc). The complaint alleges that these non-debtor subsidiaries of Agway are indemnitors under an indemnity agreement signed by Agway Inc. in relation to the surety bonds against which demands are being made. It is too early to determine the merits of these claims and the impact, if any, on the financial statements. Agway's and these subsidiaries' anticipated claim losses are fully reserved on a discounted basis by Agway and are included in Liabilities Subject to Compromise. The resolution of this Surety claim will determine, to some degree, the timing of when cash gets paid and how much gets paid relative to these claims. In connection with the finalization of the sale of substantially all of the assets of Telmark, Agway has agreed that Telmark will either retain $25,700 of the proceeds from the sale or will transfer $25,700 to Agway under terms of an Account Control Agreement restricting use of those funds pending resolution of the Surety claims against Telmark and AEP. As of March 31, 2003, this restricted cash is held in Telmark LLC.

     Under a Settlement Agreement signed April 17, 2003 and approved by the Bankruptcy Court on May 6, 2003, Agway and its current primary casualty program insurer reached an agreement whereby Agway would honor the financial obligations of payments within its deductible for insured claims occurring during the policy period from June 30, 2002 through September 30, 2002, subject to a maximum aggregate deductible obligation for the period of $2,500. The insurer agreed to pay claims within the deductible for insured claims occurring in the policy periods from June 30, 2000 to June 30, 2002 and recover its payments from the collateral provided by Agway prior to its filing for bankruptcy. This insurer and the Surety also reached agreement to extend the $10,300 bond providing collateral for the policy periods beginning June 30, 2000 and ending June 30, 2003 from its current expiration date of June 30, 2003 to an expiration date of October 30, 2003.

     Note Receivable
     The sale of the Company's former wholesale procurement and supply system was completed on July 31, 2000 and was paid for in part by a note receivable in the original amount of $13,300 that was due and payable January 2003. In connection with a refinancing of the obligor in December 2001, we agreed to extend the $12,500 remaining outstanding balance to August 12, 2003 under certain conditions. In connection with this agreement, we became a secured party in an intercreditor agreement with the obligor's bank group. In January 2003, the obligor renegotiated its entire financial obligations with its secured bank group and Agway Inc., extending the due date to October 31, 2003 of the bank and Agway debt. The March 31, 2003 gross outstanding balance of $9,500 due Agway is included in advances and other receivables on the balance sheet, net of a bad-debt reserve of $3,000. The collectibility of that note receivable is subject to the ongoing successful operation of the obligor or our ability, if necessary, to realize value from the security under the intercreditor agreement.

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

     Net Pension Asset
     The net pension asset on the balance sheet has been reported in accordance with FAS 87 and FAS 88. In connection with the likely sale of each of the Company's remaining businesses, presently unrecognized actuarial losses will be recognized as settlement losses upon the separation of employees and the settlement of the plan. From June 30, 2002 to March 31, 2003, long-term interest rates have increased the projected benefit obligations of the plan and market value of plan assets has decreased, which materially increases unrecognized losses as of March 31, 2003. The ultimate settlement losses are expected to be material but depend upon market value of plan assets and interest rates at time of settlement.

     Indemnification
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or FIN 45. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)


6.   COMMITMENTS AND CONTINGENCIES (continued)
     ----------------------------------------

     Indemnification (continued)
     The following is a summary of our agreements that we have determined is within the scope of FIN 45: When we sell certain assets or we sell the stock or substantially all of the assets and liabilities of a business, we enter into agreements whereby we indemnify the buyers with respect to provisions of the agreement and representations made in the agreement. Depending upon the nature of the provision or the representations made, the term of the indemnification can be for a period of time fixed in the agreement, fixed by relevant statute of law, or may be for an indefinite term. The maximum potential amount of future payments differs by agreement and by provision or representation within the agreement and, in some cases, are not limited. We recognize the liability at the inception of the indemnity for the estimated fair value of the obligation assumed.

     In addition, as permitted under Delaware law, we have agreements whereby we indemnify officers and directors for certain events or occurrences while the officer or director is, or was, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid.

     On or about May 12, 2003, an action was brought by certain security holders against the Company's former President and Chief Executive Officer, Donald P. Cardarelli, the Company's Chief Financial Officer, Peter J. O'Neill, and the Company's independent certified public accountants, PricewaterhouseCoopers, LLP, alleging among other things that the characterization of the financial condition of the Company in the annual reports for the fiscal years ended June 30, 2001 and June 24, 2000 is in violation of the Securities Act of 1933. The suit was brought in the Supreme Court of the State of New York, County of Onondaga. The Company may have to indemnify the individuals pursuant to agreements between the Company and its officers and directors. It is premature to determine the extent of loss, if any, the Company will incur with regard to this matter.

     Other
     Agway is also subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities and which may arise due to the Chapter 11 Proceedings. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Agway. Agway has established accruals for matters for which payment is probable and amounts reasonably estimable. Management believes any liability that may ultimately result from the resolution of these matters has been adequately reflected in these accruals. However, given the uncertainty with respect to resolution in bankruptcy, the ultimate resolution may have a material adverse effect on the results of operations, financial position, or liquidity of Agway.

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

     The Other category within the summary of business segments includes net corporate expenses, the Agway General Agency, pension income, intersegment eliminations, interest, and the activity of all remaining residual assets and liabilities from the sold businesses that were previously reported in discontinued operations, as discussed in Note 4.

     As discussed in Note 4, as a result of the discontinuation of certain businesses, the following changes to segments, as previously reported, have been made: The Agriculture segment no longer includes the results of Agronomy and Seedway; the Leasing segment has been removed; the Insurance segment (Agway Insurance) was removed, and the General Agency is now combined in the Other segment. As stated above, all remaining residual assets and liabilities from the sale of the four businesses that were part of the March 6, 2002 restructuring plan are now reported in the Other category below.

                                                                  Three Months Ended March 31, 2003
                                               -------------------------------------------------------------------------------------
                                                                      Country
                                                                      Products
                                                 Agriculture           Group            Energy            Other        Consolidated
                                               ---------------      ------------   ---------------    -------------    -------------

       Net sales and revenues to
         unaffiliated customers.......         $       57,450    $        20,573   $       271,782    $          22    $    349,827
       Intersegment sales and revenues                      0                676                20             (696)              0
                                               --------------        -----------   ---------------    -------------    ------------
           Total sales and revenues....        $       57,450    $        21,249   $       271,802    $        (674)   $    349,827
                                               ==============    ===============   ===============    =============    ============

       Earnings (loss) from continuing
         operations before reorganization
         expenses and income taxes....         $      (21,942)   $         (699)   $        28,378    $     (26,173)   $    (20,436)
                                               ==============    ===============   ===============    =============    ============

       Total assets...................         $       54,541   $       26,159     $       198,112    $     406,356    $    685,168
                                               ==============   ==============     ===============    =============    ============


                                                              Three Months Ended March 31, 2002
                                               -------------------------------------------------------------------------------------
                                                                  Country
                                                                  Products
                                                 Agriculture       Group            Energy                Other        Consolidated
                                               ---------------  --------------     ---------------    -------------    ------------
       Net sales and revenues to
         unaffiliated customers.......         $      56,334     $      35,389     $       169,474    $         141    $    261,338
       Intersegment sales and revenues                     0               978                  38           (1,016)              0
                                               --------------    -------------     ---------------    -------------    ------------
           Total sales and revenues            $      56,334     $      36,367     $       169,512    $        (875)   $    261,338
                                               ==============    =============     ===============    =============    ============
       Earnings (loss) from continuing
         operations before reorganization
         expenses and income taxes....         $      (2,178)    $        (233)    $       21,998     $      (2,754) $       16,833
                                               =============     =============     ===============    =============  ==============

       Total assets...................         $      75,851     $      39,041     $      156,998     $   1,318,537  $    1,590,427
                                               =============     =============     ===============    =============  ==============


                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

    Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                             (Thousands of Dollars)



7.   FINANCIAL INFORMATION CONCERNING SEGMENT REPORTING (continued)
     --------------------------------------------------------------

                                                               Nine Months Ended March 31, 2003
                                               -------------------------------------------------------------------------------------
                                                                     Country
                                                                     Products
                                               Agriculture             Group          Energy          Other             Consolidated
                                               ---------------   ---------------   --------------      ------------       --------

       Net sales and revenues to
         unaffiliated customers.......         $      171,917    $        77,373   $     548,847      $         227    $    798,364
       Intersegment sales and revenues                      0              2,231              22             (2,253)              0
                                               --------------    ---------------   --------------        ----------    -------------
          Total sales and revenues.....        $       171,917   $        79,604   $     548,869      $      (2,026)   $    798,364
                                               ===============   ===============   =============      =============    =============

       Earnings (loss) from continuing
         operations before reorganization
         expenses and income taxes....         $      (22,802)   $        (190)    $     28,962       $     (37,281)     $  (31,311)
                                               ==============    ==============    ============       =============      ===========

       Total assets...................         $       54,541    $       26,159    $    198,112       $     406,356      $  685,168
                                               ==============    ==============    ============       =============      ==========


                                                                 Nine Months Ended March 31, 2002

                                               -------------------------------------------------------------------------------------
                                                                      Country
                                                                      Products
                                               Agriculture             Group        Energy           Other             Consolidated
                                               ---------------       --------       ---------        ---------           --------

       Net sales and revenues to
         unaffiliated customers.......        $      174,503      $     102,052    $    415,374     $         432       $    692,361
       Intersegment sales and revenues                     0              3,011             105            (3,116)                 0

                                               -------------      -------------    ------------     -------------       ------------
       .............................
         .....Total sales and revenues         $     174,503      $     105,063    $    415,479     $      (2,684)      $    692,361
                                               =============      =============    ============     =============       ============

       Earnings (loss) from continuing
         operations before reorganization
         expenses and income taxes....         $      (4,089)     $     (1,254)    $     16,059     $     (6,686)       $     4,030
                                               =============      ==============   =============    =============       ============

       Total assets...................         $      75,851      $     39,041     $    156,998     $  1,318,537        $ 1,590,427
                                               =============      ==============   =============    =============       ============



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

Agway Energy Products is a separate subsidiary which historically has generated, and is expected to continue to generate, sufficient cash to meet its needs. Agway Energy Products requires short-term borrowings from the Company to meet seasonal and working capital requirements. Such short-term financing will be made available to Agway Energy Products as a non-debtor borrower on an ongoing basis by the Company or, as required, by our senior lenders as part of a $100,000 Debtor-in-Possession financing agreement ("DIP Facility"). The details of the DIP Facility are discussed in Note 3 to the condensed consolidated financial statements. However, Agway Energy Products will continue to operate as it has in the past and is not included in the Agway Inc. Chapter 11 Proceedings.

As discussed in Note 1 to the condensed consolidated financial statements, on February 28, 2003, Agway announced the completion of the sale of substantially all of the assets of Telmark to Wells Fargo. Telmark has retained sufficient cash to meet its ongoing needs. As it winds up its business activities, Telmark LLC will continue to be financed and to be operated separately from Agway Inc. and is not included in the Agway Inc. Chapter 11 Proceedings.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Chapter 11 Process
Each of the Debtors operates its business and manages its property as a Debtor-in-Possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. As Debtors-in-Possession, the Debtors are authorized to operate their business but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Bankruptcy Court entered orders on October 1, 2002 granting various initial requests of Agway, including payment of employee wages and salaries on schedule, continuation of Feed and Agronomy customer pre-pay product programs, and interim access to cash funding. Also, on October 1, 2002, the Bankruptcy Court entered an order authorizing the Company to pay vendors in the ordinary course for all goods and services received on or after October 1, 2002. We also agreed to terms of a DIP Facility with our present senior lender group to provide a $125,000 facility over a term of 18 months. With the sale of certain assets, as defined in the DIP agreement, the DIP Facility is reduced to $100,000. We believe the DIP Facility provides adequate cash resources for Agway to meet future operating requirements while we restructure the business. On October 4, 2002, the Bankruptcy Court approved the DIP Facility on an interim basis and on October 22, 2002, approved the Company's motion for final access to the full amount of the DIP Facility. Upon obtaining final approval from the Bankruptcy Court, the DIP Facility replaced Agway's existing senior debt and the credit agreement. See Note 3 of the condensed consolidated financial statements for terms and conditions including covenants under the DIP Facility.

On October 9, 2002, the United States Trustee appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives from time to time take positions on matters that come before the Bankruptcy Court and, at the appropriate time, will negotiate with Agway the terms of a plan of reorganization. On October 11, 2002, the Creditors' Committee filed a motion seeking reconsideration of all the first day motions entered by the Bankruptcy Court on October 1, 2002. As part of its motion seeking reconsideration of all first day orders, the Creditors' Committee sought reconsideration of certain of the Company's employee compensation and benefit programs. Following lengthy negotiations between the Company and the Creditors' Committee, the Company filed a motion ("Compensation Motion") with the Court on March 7, 2003 requesting certain modifications to the Company's compensation programs for executives and certain other management employees. The Compensation Motion also provides that for employees who leave employment with Agway and are eligible to receive unused and accrued vacation payments, in general, unused and accrued vacation earned prior to October 1, 2002 will be treated as unsecured claims against Agway. As compared with the Company's employee compensation and benefit programs in effect as of October 1, 2002, the Compensation Motion is designed to result in an aggregate savings to Agway's estate of approximately $5,000 - 5,500. The Compensation Motion was approved by the Bankruptcy Court on May 9, 2003.

On January 30, 2003, the Bankruptcy Court granted a motion by the Company to extend the exclusivity period for filing a plan of reorganization by 120 days to May 30, 2003. This reserves the right under bankruptcy law for the Company to be the only party allowed to file a plan of reorganization with the Bankruptcy Court. On May 12, 2003, the Company filed a motion to extend the exclusivity period for filing a plan of reorganization by an additional 120 days to September 27, 2003. This motion is expected to be heard by the Bankruptcy Court on May 27, 2003.

At this stage, we cannot predict the impact of the Chapter 11 Proceedings on our financial condition and results of operations. However, until a plan of reorganization is developed and confirmed by the Bankruptcy Court and our creditors, we will be prohibited from paying all pre-petition indebtedness, including principal, interest, and maturities on our outstanding debt securities and various other obligations or claims against the Company such as pending litigation and environmental claims without Bankruptcy Court approval. Accordingly, the $33,100 maturity and related interest on subordinated debt due on November 1, 2002 was not paid. Treatment of our pre-petition obligations will be determined by the plan of reorganization that is confirmed by the Bankruptcy Court.

         AGWAY INC. (DEBTOR-IN-POSSESSION) AND CONSOLIDATED SUBSIDIARIES
       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)

Chapter 11 Process (continued)
Historically, the Company voluntarily repurchased certain of its securities, including its subordinated debentures. The Company ceased that practice in June 2002 and initiated the Chapter 11 Proceedings on October 1, 2002. To the Company's knowledge, the Company's securities do not currently have an established trading market. Fair market value of the Company's securities is not presently determinable and it is not presently known when such fair market value will be determined. Even though the ultimate impact on the value of the Company's securities cannot be determined currently, it is likely that, as a result of the Chapter 11 Proceedings, the value of the Company's securities will be adversely impacted and this impact could be material.

On or about May 12, 2003, an action was brought by certain security holders against the Company's former President and Chief Executive Officer, Donald P. Cardarelli, the Company's Chief Financial Officer, Peter J. O'Neill, and the Company's independent certified public accountants, PricewaterhouseCoopers, LLP, alleging among other things that the characterization of the financial condition of the Company in the annual reports for the fiscal years ended June 30, 2001 and June 24, 2000 is in violation of the Securities Act of 1933. The suit was brought in the Supreme Court of the State of New York, County of Onondaga. The Company may have to indemnify the individuals pursuant to agreements between the Company and its officers and directors. It is premature to determine the extent of loss, if any, the Company will incur with regard to this matter.

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

Discontinued Operations
On March 6, 2002, the Company announced details of a comprehensive plan designed to refocus capital resources on four selected businesses: Animal Feed and Nutrition (the principal operation within the Agriculture segment), Energy Products (Energy segment), Produce, and Agricultural Technologies (operations within the Country Products Group segment). This plan also disclosed our intentions to divest of four business operations: Telmark (Leasing segment), Agway Insurance (the principal operation within the Insurance segment), and Agronomy and Seedway (components of the Agriculture segment). After this plan was announced, as part of its ongoing strategic assessment of remaining Agway businesses in June 2002, the Agway Board of Directors affirmed management's intentions to actively pursue a sale of Agway's sunflower business (an operation formerly included within the Country Products Group segment). As required by generally accepted accounting principles, the financial statements separately reflect the business operations planned for divestiture, or actually divested, as discontinued operations for all periods reported. For further information on these discontinued operations, refer to Note 4.

As of February 28, 2003, the above described divestiture plans had been substantially completed. On August 28, 2002, Agway announced the completion of the sale of its wholly owned insurance subsidiary, Agway Insurance Company, to United Farm Family Mutual Insurance Company. On September 16, 2002, Agway completed the sale of its sunflower business (an operation historically included within the Country Products Group segment) to Cenex Harvest States Cooperatives. On December 3, 2002, Agway announced the completion of the sale of its Agronomy and Seedway businesses and related assets to GROWMARK. On February 28, 2003, Agway and Wells Fargo Financial Leasing, Inc., ("Wells Fargo") announced the sale of substantially all of the assets of Telmark to Wells Fargo. As of March 31, 2003, any remaining residual assets and liabilities from these divested businesses have been reclassified and are included in continuing operations.

On April 21, 2003, the Company announced that it will immediately begin exploring the potential sale of each of its remaining businesses while exploring other strategic opportunities that could result in greater value for Agway's creditors.

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

Consolidated Results
--------------------
Consolidated continuing operations net sales and revenues of $349,800 and $798,400 for the three- and nine-month periods ended March 31, 2003 increased $88,500 (34%) and $106,000 (15%), respectively, as compared to the same periods in the prior year. The increases in both the three- and nine-month periods were substantially the result of increased sales in Energy as more fully discussed below.

The consolidated final net losses of $39,900 and $79,100 for the three- and nine-month periods ended March 31, 2003 increased $23,000 (137%) and $48,400 (158%), respectively, as compared to the same periods in the prior year. This increase in losses includes the following (increases) decreases:

                                                                                   Periods
                                                                            Ended March 31, 2003
                                                                       -------------------------------
                                                                        Three Months      Nine Months
                                                                       --------------   --------------
Net discontinued operations..........................................  $     (10,700)   $        4,400
Pre-tax continuing operations........................................         37,300            35,300
Reorganization expenses..............................................          2,900             5,900
Change in continuing operations taxes................................         (6,500)           (1,700)
Cumulative effect of change in accounting............................              0             4,500
                                                                       -------------    --------------
     Increase in final net loss......................................  $      23,000    $       48,400
                                                                       =============    ==============

Consolidated pre-tax losses from continuing operations of $20,400 for the three months ended March 31, 2003 have increased $37,300 and the pre-tax loss from continuing operations of $31,300 for the nine months ended March has increased $35,300. Due to activities through March 31, 2003, in March 2003, the company recognized $45,600 in non-cash losses in relation to its decision to explore the potential sales of its remaining businesses. These charges, affecting both the three-month and nine-month periods ending March 31, 2003, included loss impairment on long-lived assets of $21,300 in the Agriculture segment and corporate pension charges of $24,300 from curtailment of the pension plan. Excluding these charges, consolidated pre-tax earnings for the three-month period ended March 31, 2003 were $25,200, an improvement of $8,300 (49.4%) and for the nine-month period ended March 31, 2003 were $14,300 on improvement of $10.300 (254.6%). The improvements in both periods are due to increased earnings in Energy and increased earnings in Agriculture, exclusive of the above-mentioned $21,300 recognition of loss impairment. The Country Products Group earnings declined in the three-month period but improved over the nine-month period as compared to the prior year. Net corporate costs, exclusive of the $24,300 pension curtailment charge, were $1,900 for the three-month period ended March 31, 2003, a decrease of $900 (320%) compared to the prior year, and were $13,000 for the nine months ended March 31, 2003, an increase of $6,300 (94.2%). The net corporate cost increase results from increased professional service expenses related to services rendered in connection with the Chapter 11 Proceedings and reduced pension income resulting from amendments made last fiscal year, as previously disclosed in the Agway Form 10-K as of June 30, 2002.

The change in continuing operations taxes is due to the reduced earnings for the three- and nine-month periods ended March 31, 2003 compared to the prior year, offset by the recognition of valuation allowances due to the uncertainty of generating sufficient future taxable income to assure realization of deferred tax assets.

As more fully discussed in Note 1, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2002 and in March 2003 recognized a $4,500 cumulative effect impairment loss charge related to goodwill. The change in operations for the remaining businesses and for the discontinued operations is more fully discussed below.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Agriculture
-----------
Total Agriculture sales and revenues of $57,500 and $171,900 for the three and nine months ended March 31, 2003 increased $1,100 (2%) for the three months ended March 31, 2003 and decreased $2,600 (2%) for the nine months ended March 31, 2003.

The feed sales and revenues increased $900 (2%) for the three months ended March 31, 2003. The increase for the three months was substantially the result of an increase in commodity prices compared to the same period in the prior year. The feed sales and revenues decreased $2,400 (1%) for the nine-month period ended March 31, 2003. The decline was substantially the result of reduced volumes in manufactured dairy and poultry feeds. These reductions are a result of the overall general decrease in the farm economy compared to the same periods in the prior year. Additionally, sales decreased $1,300 (100%) for the nine months ended March 31, 2003 as a result of closed Agriculture farm stores that were part of the planned business realignment which began in mid-fiscal 2001. The declines in sales noted above were partially offset by increased tested specific pathogen free ("TSPF") heifer rearing service revenues of $200 (11%) and $1,200 (22%) for the three- and nine month-periods ended March 31, 2003 compared to the same period in the prior year from the result of increased utilization of the facilities this year compared to the same periods in the prior year.

Agriculture pre-tax loss of $21,900 and $22,800 for the three- and nine-month periods ended March 31, 2003 increased $19,200 (907%) and $18,700 (458%), respectively, as compared to the same periods in the prior year. The decrease in pre-tax loss resulted primarily from an impairment loss of $21,300 on long-lived assets. Impairment loss was tested and measured for long-lived assets likely to be sold. The majority of the impairment loss recognized is in relation to the TSPF heifer-rearing facilities. Exclusive of the impairment loss, Agriculture had a pre-tax loss of $600 and $1,500 for the three- and nine-month periods ended March 31, 2003, a decrease of $1,600 and $2,600, respectively, compared to the same periods in the prior year. The decrease in pre-tax loss resulted from a combination of factors. For the nine-month period, Agway received a royalty payment of $900 for the use of Agway's name in connection with the sale of agricultural products. Additionally, there was a reduction in administration expenses for the three- and nine-month periods ending March 31, 2003 from the impact of the planned closing of Agriculture locations in the prior year. The feed business also reduced transportation costs by $1,800 for the nine months ended March 31, 2003. This reduction in transportation costs was primarily the result of the optimization of feed mills that resulted in closing certain locations to reduce costs. The pre-tax loss for the TSPF heifer rearing facilities decreased $200 (26%) and $300 (10%) for the three months and the nine-month period ended March 31, 2003. The decrease in the three- and nine-month periods was a result of an increase in the utilization of the facilities, along with an increase in service revenue fees earned per heifer.

Country Products Group
----------------------
Country Products Group (CPG) total sales and revenues of $21,200 and $79,600 for the three and nine months ended March 31, 2003 decreased $15,200 (42%) and $25,500 (24%), respectively, as compared to the same periods in the prior year. Sales in CPG ongoing operations decreased $11,100 (34%) and $15,300 (16%) for the three and nine months ended March 31, 2003 and sales decreased $4,000 (100%) and $10,200 (93%) for the three and nine months ended March 31, 2003 from the closing or selling of a number of CPG business operations. A decrease in sales in the continuing operations of the Produce Group of $11,100 (34%) and $15,800 (18%), for the three and nine months ended March 31, 2003, resulted principally from a decrease in the volume of potatoes and empire sweets onions sold. Potato volume was down due to competitive conditions and empire sweets onion volume was down due to a planned reduction in acres planted. Additionally, sales in CPG Technologies decreased $200 (61%) and $100 (16%) for the three and nine months ended March 31, 2003. The above decrease in sales were partially offset by an increase in sales in CPG Nutrients of $200 (32%) and $600 (21%) for the three and nine months ending March 31, 2003, as compared to the prior year.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Country Products Group (continued)
---------------------------------
CPG pre-tax loss of $700 for the three months ended March 31, 2003 increased $500 (203%) over the same period in the prior year. Pre-tax loss of $200 for the nine months ended March 31, 2003 decreased $1,000 (85%). The ongoing CPG operations generated pre-tax losses of $900 and $1,300 for the three and nine months ended March 31, 2003. These losses were primarily a result of decreased produce sales mentioned above in both the three- and nine-month periods. In the three-month period, we also incurred a decrease in margins in potatoes due to competition in the market. Additionally, Apex Bag was sold in August 2002 generating a gain on the sale of $900, which created a $700 favorable variance in the pre-tax earnings for the nine months ended March 31, 2003. The remaining combination of closed business locations and operations to be divested generated pre-tax income for the three and nine months ended March 31, 2003 of $200 and $200, respectively.

Energy
------
Energy sales and revenues of $271,800 and $548,900 for the three and nine months ended March 31, 2003, increased $102,300 (60%) and $133,400 (32%), respectively, as compared to the same periods in the prior year. Overall sales dollar increases from liquid product volume were $25,100 (17%) and $26,200 (6%), respectively, as compared to the same periods in the prior year. The volume increases were primarily the result of higher volumes in heating oil and propane, which are a result of colder winter weather in the Northeast as compared to the same periods in the prior year. The heating oil and propane volume increases were partially offset by a decrease in volume for power fuels (gasoline and diesel). The generally weaker economic conditions compared to the same periods in the prior year have lowered the demand for power fuels. Sales dollar increases relating to price in liquid products were substantially the result of an increase in commodity prices during the three- and nine-month periods and were $60,100 (41%) and $79,900 (19%), respectively, as compared to the same periods in the prior year. Additionally, sales and revenues from the electric and natural gas marketing business improved $14,400 (10%) and $19,700 (5%) for the three and nine months ended March 31, 2003. The electric and natural gas increases are primarily a result of increase volume in these businesses. Finally, the heating, ventilation and air conditioning installation and service increased sales by $2,700 (2%) and $7,700 (2%) for the three and nine months ended March 31, 2003, compared to the same periods in the prior year, resulting from an effort to grow this segment of the business.

Energy pre-tax earnings of $28,400 and $29,000 for the three and nine months ended March 31, 2003, increased $6,400 (29%) and $12,900 (80%), respectively, as compared to the same periods in the prior year. Overall gross margin dollars increased $17,500 (26%) and $27,100 (19%) primarily from the increased sales mentioned above. Pre-tax earnings were partially offset from an increase in operating expenses of $10,900 (25%) and $15,000 (12%) for the three and nine months ended March 31, 2003. These increases resulted from higher payroll and insurance costs. Interest expense increased $200 (13%) for the three months ended March 31, 2003 and decreased $700 (16%) for the nine months ended March 31, 2003, respectively, as compared to the same period in the prior year as a result of changes in working capital.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Discontinued Operations
-----------------------
The  following   discussion   represents  the  operational  results  of  Agway's
discontinued operations for the three and nine months ended March 31, 2003 and 2002, respectively.

                                                              Three Months Ended
March 31, 2003              Leasing        Insurance      Sunflower      Agronomy(1)      Other (2)        Total
--------------           -------------  -------------  --------------   ------------   -------------  --------------
Total sales & revenue.   $      14,129  $           0  $            0   $          0   $        (17)  $      14,112
Pre-tax earnings (loss)
from operations.......   $       6,981  $           0  $            0   $          0   $       (169)  $       6,812
March 31, 2002
Total sales & revenue.   $      22,080  $       7,154  $       11,073   $     46,347   $     -        $      86,744
Pre-tax earnings (loss)
from operations.......   $       7,004  $         105  $         (362)  $     (1,782)  $     (4,575)  $         390

                                                               Nine Months Ended
March 31, 2003              Leasing        Insurance      Sunflower     Agronomy(1)      Other (2)        Total
--------------           -------------  -------------  --------------  -------------   -------------  --------------
Total sales & revenue.   $      58,308  $       4,806  $       10,352   $     40,069   $        (17)  $     113,518
Pre-tax earnings (loss)
from operations.......   $      19,504  $         108  $         (485)  $    (13,269)  $     (2,077)  $       3,781

March 31, 2002
Total sales & revenue.   $      67,912  $      21,446  $       32,331   $    101,918   $      -       $     223,607
Pre-tax earnings (loss)
from operations.......   $      18,793  $         894  $         (172)  $    (15,730)  $    (11,120)  $      (7,335)


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

Leasing (Telmark)
-----------------
Leasing total revenues of $14,100 and $58,300 for the three and nine months ended March 31, 2003 decreased $8,000 (36%) and $9,600 (14%) compared to total revenues of $22,100 and $67,900, respectively, for the same periods in the prior year. On February 28, 2003, Telmark sold substantially all of its assets to Wells Fargo Financial Leasing, Inc., and therefore, the sales decreased because there is one month less activity in the respective periods compared to the prior year.

Pre-tax earnings from continuing operations of $7,000 and $19,500 remained flat for the three months and increased $700 (3%) for the nine months ended March 31, 2003 compared to the same periods in the prior year. Improved earnings were the result of lower costs of borrowing that more than offset the shorter time frame due to the sale of substantially all the assets.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


Insurance
---------
Agway Insurance Company net revenues of $0 and $4,800 for the three and nine months ended March 31, 2003, decreased $7,200 (100%) and $16,600 (77%), respectively, as compared to the same periods in the prior year. The Agway Insurance Company was sold on August 28, 2002 to United Farm Mutual Insurance Company, and therefore, there was no activity for the three-month period ended March 31, 2003. For the nine-month period, the decrease in sales is due to only two months of activity prior to the date of sale in the current year compared to nine months of activity in the same period in the prior year.

Pre-tax earnings of the Agway Insurance Company of $0 and $100 for the three and nine months ended March 31, 2003 decreased $100 (100%) and $800 (87%) compared to the same periods in the prior year due principally to the August 28, 2002 sale of the company noted above.

Sunflower (Operation of the Country Products Group)
---------------------------------------------------
The Sunflower operation was previously a component of the Country Products Group segment. Total sales and revenue of $0 and $10,400 for the three and nine months ended March 31, 2003, decreased $11,100 (100%) and $22,000 (68%) for the three-
and nine-month periods, respectively, as compared to the same periods in the prior year. The sunflower operation was sold on September 16, 2002 to Cenex Harvest States Cooperative.

Sunflower's pre-tax earnings of $0 increased $400 (100%) for the three months ended March 31, 2003, compared to the same period in the prior year. The pre-tax loss of $500 increased $300 (183%) from a pre-tax loss of $200 for the nine months ended March 31, 2003, as compared to the same period in the prior year.

Discontinued Agriculture Components
-----------------------------------
Agronomy, Seedway and Brubaker Consulting services were all previously reported as part of the Agriculture segment. Total sales and revenue of $0 and $40,100 for the three and nine months ended March 31, 2003 decreased $46,400 (100%) and $61,900 (60%), respectively, compared to the same periods in the prior year. The decrease in sales resulted from a decrease in sales in Agronomy of $25,100 (100%) and $34,700 (52%), a decrease in sales in Seedway of $21,200 (100) and $26,400 (77%) and a decrease in sales in Brubaker of $100 (100%) and $800 (100%) for the three- and nine-month periods ended March 31, 2003, compared to the sales in Agronomy, Seedway, and Brubaker, respectively, during in the same periods in the prior year. Sales were eliminated for the three-month period due principally to the sale of the Agronomy and Seedway components on December 3, 2002 to GROWMARK Inc, therefore reporting no sales in the current quarter. In addition to having four months of fewer sales, the decreases in sales for the nine months ended March 31, 2003 are attributable to dryer than normal conditions that existed in the summer of 2002 which caused a reduction in the number of acres planted by our customers. When normal summer conditions exist, many customers that purchase both the Agronomy and Seedway products are able to plant a second crop; however, due to the drought conditions in the summer of 2002, this second planting generally did not occur. The Brubaker Consulting operation was shut down in fiscal 2001.

Agriculture's discontinued components pre-tax earnings of $500 increased $2,200 (125%) for the three months ended March 31, 2003 compared to the same period in the prior year. Pre-tax loss of $13,200 for the nine months ended March 31, 2003 decreased $2,500 (16%) compared to the same period in the prior year. The decrease in pre-tax losses for the nine months ended March 31, 2003 resulted from a reduction of losses for the four months we no longer owned the business, as well as a reduction in packaging and distribution expenses of Agronomy-related products during the five months that we had ownership of the business. These reductions were partially offset by inventory write-downs of seasonal seed products that were not sold due to the adverse weather conditions noted above.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES
       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As discussed in more detail below, due to the Company's projected level of cash from operations and the status of its previously announced plan to divest certain of its businesses, the Company determined in the quarter ended September 30, 2002 that it would have difficulty in satisfying its anticipated short-term and long-term liquidity needs. As described in more detail below, the Company agreed to terms of a DIP Facility with its then existing lender group and filed for an order of protection under Chapter 11 of the United States Bankruptcy Code on October 1, 2002. Subsequent to October 1, 2002, the Company has generated cash from sale of discontinued operations, sale of assets, and from operations. As of March 31, 2003, the Company has unrestricted cash of $93,000. It is currently expected that the cash on hand and the DIP Facility the Company has in place is sufficient to pay the $45,500 called Telmark subordinated debt and to meet the liquidity needs of the Company during the Chapter 11 Proceedings.

At this stage, we cannot predict the impact of the Chapter 11 Proceedings on our financial condition and results of operations. However, until a plan of reorganization is developed and approved by the Bankruptcy Court and our creditors, we will be prohibited from paying all pre-petition indebtedness, including principal, interest, and maturities on our outstanding debt securities and various other obligations or claims against the Company such as pending litigation and environmental claims without Bankruptcy Court approval. As a result of the Chapter 11 Proceedings, the $33,100 maturity and related interest on subordinated debt due on November 1, 2002 was not paid. Following confirmation by the Bankruptcy Court of a plan of reorganization, treatment of our pre-petition obligations will be determined by the terms of that plan.

Cash Flows for Nine Months Ended March 31, 2003 and 2002
During the nine months ended March 31, 2003 and 2002, cash generated from sale of discontinued operations and from sale of assets was a major source of funds to finance capital improvements, to redeem debt of non-debtor subsidiaries, and to meet Court authorized obligations of debtors. During the nine months ended March 31, 2003, the cash flows generated also provided for increased working capital needs.

                                                  March 31,             March 31,              Increase
                                                    2003                  2002                (Decrease)
                                             ------------------     -----------------      ------------------
Net cash flows provided by (used in):
     Continuing operating activities......   $          (31,718)    $          58,284      $          (90,002)
     Investing activities of continuing
       operations.........................              701,925                 3,792                 698,133
     Financing activities of continuing
       operations.........................             (577,620)              (68,242)               (509,378)
     Discontinued operating activities....                  871                 6,166                  (5,295)
                                             ------------------     -----------------      ------------------
Net increase (decrease) in cash
     and equivalents......................   $           93,458     $               0      $           93,458
                                             ==================     =================      ===================

Cash Flows from Continuing Operating Activities
Cash flows from continuing operations for the three months ended March 31, 2003 used cash of $31,700, compared to generation cash of $58,300 for the same period in the prior year. The fluctuations in continuing operations cash flows are substantially the result of fluctuations in the cash required to fund working capital. Due to the commodities used in our Energy and Agriculture businesses, inventory, receivables and payables are significantly impacted by changes in the commodity prices. The increased energy commodity prices and the colder winter weather in the Northeast during the quarter ended March 31, 2003, as compared to the same period in the prior year, has increased the use of cash in the Energy business to fund working capital. Additionally, cash used for pre-petition services associated with the contingency planning which ultimately resulted in the Chapter 11 Proceedings, as well as post-petition Chapter 11 reorganization activities, totaled $6,300 during the nine months ended March 31, 2003.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------

Cash Flows from Investing Activities of Continuing Operations Capital expenditures required cash of $9,300 and $5,100 for the three months ended March 31, 2003 and 2002, respectively. The increase in capital expenditures in the current year reflects a decline in the amount of Energy assets leased under operating leases. Cash flows used in investing were partially funded by cash generated from the proceeds from the disposal of property and equipment, which amounted to $1,300 and $8,800 for the three months ended March 31, 2003 and 2002, respectively. Additionally, the sale of certain discontinued operations generated cash of $710,300 for the nine months ended March 31, 2003.

Cash Flows from Financing Activities of Continuing Operations For the nine months ended March 31, 2003, the financing obligations of the Company, including short-term notes payable and subordinated debentures, were reduced by $576,300 principally through net cash proceeds received from the sale of certain discontinued operations. The following details the Company's current financing activities:

 Agway Senior Debt
Agway has available under its DIP Facility (described below) a $100,000 short-term line of credit, up to $85,000 of which can be used for letters of credit. Due to the third quarter sale of certain assets, as defined in the DIP agreement, the upper limit of the line of credit was decreased from $125,000 to $100,000 during the quarter ended March 31, 2003. At March 31, 2003, there were no outstanding borrowings on the line of credit. As of that date, the letters of credit issued, primarily to back Agway insurance programs, totaled approximately $29,800.

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

Agway Senior Debt (continued)
The  amount  available  to Agway  under this DIP  Facility  is the lesser of the
"collateral borrowing base" or the $100,000 upper limit of the line of credit. The collateral borrowing base consists of certain of Agway's eligible (as defined in the DIP Facility) accounts receivable and inventory as well as $15,000 of cash collateral and the pledge of Agway's limited liability membership interest in Telmark. As of March 31, 2003, Agway had $70,200 available under the DIP Facility.

 On December 3, 2002, Agway announced the completion of the sale of its Agronomy and Seedway business to GROWMARK Inc. for gross proceeds of approximately $57,000, which reduced to zero the outstanding revolving credit balance with our secured lender and provided $15,000 of cash collateral to support the Company's outstanding letters of credit as required per the terms of the DIP Facility.

 The DIP Facility has a number of financial covenants which restrict our capital spending and require us to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, and restructuring charges (EBITAR), as well as a maximum level of restructuring charges. As of March 31, 2003 and April 30, 2003, Agway was in violation of a financial covenant that requires Agway to meet a minimum level of EBITDAR for the rolling 12-month periods ended March 31, 2003 and April 30, 2003. The Company recognized substantial continuing operations non-cash losses from the required adoption of a change in accounting for goodwill, $4,500, and in relation to the potential sale of its businesses, which included loss impairment on long-lived assets of $21,400 and pension charges of $24,300 from curtailment of the pension plan. The Company has also incurred settlement charges related to its pension plan resulting from the amount of settlements incurred in the past year, including $2,100 from its continuing operations. Without these losses, the Company met the required level of EBITDAR. On May 19, 2003, the senior lenders waived the March 31, 2003 and April 30, 2003 covenant violation and amended the document to exclude the above losses recognized in the March 31, 2003 financial statements, from future financial covenant calculations of EBITDAR.

Agway Subordinated Debt
 Agway previously registered with the Securities and Exchange Commission (SEC) to offer debentures and money market certificates to the public. As previously disclosed, since March 6, 2002, the Company temporarily suspended its active capital raising efforts through the sale of Company securities pending the filing of certain financial information related to its decision to sell certain subsidiaries. However, due to the unexpected failed sale of Telmark in May 2002 and the related uncertainty caused by the failed sale, Agway did not recommence its active capital raising efforts even though the relevant financial information had been filed. At this stage, we do not expect to sell any additional securities in the near future, if at all. The debentures and money market certificates are unsecured and subordinated to all senior debt of Agway. Furthermore, as a result of the Chapter 11 Proceedings, payment of interest and maturities on these securities are prohibited. As a result of the Chapter 11 Proceedings, the $33,100 maturity of subordinated debt due on November 1, 2002 was not paid.

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

Telmark Subordinated Debt
In connection with the sale of substantially all of its assets on February 28, 2003, Telmark paid all its outstanding long-term and short-term debt except for $45,500 of subordinated debt. The subordinated debt was called effective March 31, 2003 and is payable thereafter upon proper presentation of securities by investors. As of May 12, 2003, Telmark debentures representing $43,955 of principal balance have surrendered to the Company in exchange for the redemption payment. Furthermore, as a result of these redemptions, Telmark now has less than 300 debenture holders and Telmark has filed a Form 15 with the Securities and Exchange Commission (SEC) in order to terminate its reporting obligations. Telmark will no longer fill annual, quarterly, or other periodic reports with the SEC.

Surety Liquidity Risk
In July 2002, our surety bond provider ("Surety") issued cancellation notices relative to $23,900 of surety bonds supporting our insurance programs. This has no impact on our insurance coverage, but it does give our insurance carriers the right to demand payment of the collateral amount provided by the bonds from the issuer of the bonds. If our Surety chooses to pay cash to our insurers rather than reissue bonds, our Surety would have a right to make a claim against us for such amounts in the Chapter 11 Proceedings. It is our understanding that the Surety has paid or is in the process of paying the current demands of two of our insurers, totaling $720 to date. A third insurer has made demand upon the Surety for the full amount of its bonds in the amount of $7,500; however, we understand that the Surety has currently taken the position that a demand on these bonds is not appropriate.

On January 29, 2003, the Surety filed a suit demanding $3,176 against Telmark, LLC and AEP (Agway Energy Products, LLC, Agway Energy Services, Inc., Agway Energy Services-Pa, Inc). The complaint alleges that these non-debtor subsidiaries of Agway are indemnitors under an indemnity agreement signed by Agway Inc. in relation to the surety bonds against which demands are being made. It is too early to determine the merits of these claims and the impact, if any, on the financial statements. Agway's and these subsidiaries' anticipated claim losses are fully reserved on a discounted basis by Agway and are included in Liabilities Subject to Compromise. The resolution of this Surety claim will determine, to some degree, the timing of when cash gets paid and how much gets paid relative to these claims. In connection with the finalization of the sale of substantially all of the assets of Telmark, Agway has agreed that Telmark will either retain $25,700 of the proceeds from the sale or will transfer $25,700 to Agway under terms of an Account Control Agreement restricting use of those funds pending resolution of the Surety claims against Telmark and AEP. As of March 31, 2003, this restricted cash is held in Telmark LLC.

Under a Settlement Agreement signed April 17, 2003 and approved by the Bankruptcy Court on May 6, 2003, Agway and its current primary casualty program insurer reached an agreement whereby Agway would honor the financial obligations of payments within its deductible for insured claims occurring during the policy period from June 30, 2002 through September 30, 2002, subject to a maximum aggregate deductible obligation for the period of $2,500. The insurer agreed to pay claims within the deductible for insured claims occurring in the policy periods from June 30, 2000 to June 30, 2002 and recover its payments from the collateral provided by Agway prior to its filing for bankruptcy. This insurer and the Surety also reached agreement to extend the $10,300 bond providing collateral for the policy periods beginning June 30, 2000 and ending June 30, 2003 from its current expiration date of June 30, 2003 to an expiration date of October 30, 2003.

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

Impairment of Long-Lived Assets
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was early adopted by the Company on January 1, 2002, and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," while retaining many of the requirements of SFAS No.
121. In accordance with SFAS No. 144, long-lived assets to be held and used by an entity are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value to fair value. The pre-tax charge for impairment is included in cost of products and plan operations on the consolidated statements of operations and totaled $21,300 in the three and nine months ended March 31, 2003 and $100 in the three and nine months ended March 31, 2002.

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

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


CRITICAL ACCOUNTING POLICIES (continued)
----------------------------------------

Employee Benefit Plans
The actuarial determination of Agway's obligations and expense for Company-sponsored pension and postretirement benefits is dependent on the Company's selection of assumptions including the remaining future life of the plan as a Company-sponsored plan, the rate of retention of Company employees, the discount rate, expected long-term rate of return on plan assets, rates of compensation increase and health care cost trend rate. Significant differences between our actual experience or significant changes in our assumptions may materially affect our pension income and net periodic postretirement obligation expense.

Revenue Recognition
We record revenue from product sales when the goods are shipped, title and risk of loss passes to the customer, and when collection is reasonably assured. Revenue from service contracts is accounted for when the services are provided.

Income Taxes
Agway is subject to income taxes on all income not distributed to patrons as patronage refunds and provides for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision generally represents the net change in the assets and liabilities for deferred tax. The Company records a valuation allowance when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. The provision for income taxes has been allocated between continuing and discontinued operations for all periods where discontinued operations were reported separately.

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

New Accounting Pronouncements
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting
                                  ----------------------------------------------
and Disclosure  Requirements for Guarantees,  Including  Indirect  Guarantees of
--------------------------------------------------------------------------------
Indebtedness of Others," or FIN 45. FIN 45 elaborates on the existing disclosure
-----------------------
requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Unaudited)
                             (Thousands of Dollars)


CRITICAL ACCOUNTING POLICIES (continued)
---------------------------------------

New Accounting Pronouncements (continued)
SFAS No. 149, "Amendment of Statement 133 on Derivative  Instruments and Hedging
--------------------------------------------------------------------------------
Activities,"  was  issued  in  April2003.  SFAS No.  149  amends  and  clarifies
-----------
financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 will be applicable for us in our third quarter 2003. We are reviewing SFAS No. 149 to determine its impact, if any, on future reporting periods.

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

A sensitivity analysis has been prepared to estimate Agway's exposure to market risk of its commodity instrument positions as of March 31, 2003 and 2002. The fair value of such position is a summation of the fair values calculated for each commodity instrument by valuing each position at quoted futures prices or, in the case of options, a delta-adjusted calculated price. The market risk of the commodity position is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices of the underlying commodities. This estimated loss in fair value does not reflect the offsetting impact of market price changes to the underlying commodities for which the commodity instruments are managing the price risk. As of March 31, 2003 and 2002, assuming a 10% hypothetical adverse change in the underlying commodity price, the potential decrease in fair value of our Energy business commodity instruments was $400 and $800, respectively. The potential loss in fair value of commodity instruments for Agriculture was immaterial for both periods.

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

                           PART II. OTHER INFORMATION
                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES


Item 1.  Legal Proceedings
--------------------------
On January 29, 2003, the Surety filed a suit in the United States District Court for the District of Maryland (and was moved to the United States District Court in the Northern District of New York on April 9, 2003) demanding $3,176 against Telmark, LLC and AEP (Agway Energy Products, LLC, Agway Energy Services, Inc., Agway Energy Services-Pa, Inc). The complaint alleges that these non-debtor subsidiaries of Agway are indemnitors under an indemnity agreement signed by Agway Inc. in relation to the surety bonds against which demands are being made. It is too early to determine the merits of these claims and the impact, if any, on the financial statements. Agway's and these subsidiaries' anticipated claim losses are fully reserved on a discounted basis by Agway and are included in Liabilities Subject to Compromise. The resolution of this Surety claim will determine, to some degree, the timing of when cash gets paid and how much gets paid relative to these claims. In connection with the finalization of the sale of substantially all of the assets of Telmark, Agway has agreed that Telmark will either retain $25,700 of the proceeds from the sale or will transfer $25,700 to Agway under terms of an Account Control Agreement restricting use of those funds pending resolution of the Surety claims against Telmark and AEP. As of March 31, 2003, this restricted cash is held in Telmark LLC.

On or about May 12, 2003, an action was brought by certain security holders against the Company's former President and Chief Executive Officer, Donald P. Cardarelli, the Company's Chief Financial Officer, Peter J. O'Neill, and the Company's independent certified public accountants, PricewaterhouseCoopers, LLP, alleging among other things that the characterization of the financial condition of the Company in the annual reports for the fiscal years ended June 30, 2001 and June 24, 2000 is in violation of the Securities Act of 1933. The suit was brought in the Supreme Court of the State of New York, County of Onondaga. The Company may have to indemnify the individuals pursuant to agreements between the Company and its officers and directors. It is premature to determine the extent of loss, if any, the Company will incur with regard to this matter.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------
As noted elsewhere in this report on Form 10-Q, Agway and certain of its subsidiaries have filed for Chapter 11 under the U.S. Bankruptcy Code. At this stage, the ultimate impact of the Chapter 11 Proceedings on Agway's existing securities cannot be determined.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
On October 1, 2002, Agway Inc. and certain of its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the U. S. Bankruptcy Code. Under the Chapter 11 Proceedings, we are prohibited from paying all pre-petition indebtedness, including principal, interest, and maturities on our outstanding debt securities and various other obligations or claims against the Company. Accordingly, the $33,100 maturity of subordinated debt due on November 1, 2002 was not paid.

As of March 31, 2003 and April 30, 2003, Agway had violated its EBITDAR covenants under its DIP Facility. These covenant violations were waived effective May 19, 2003, with the third amendment to the DIP Facility.

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

         10(al) - Second   Amendment   to  Senior   Secured,   Super-Priority
                  Debtor-in-Possession   Credit  Agreement  with  lenders  dated
                  January 23, 2003, filed by reference to Exhibit 10(al) of Form 10-Q, dated February 14, 2003.

     (ii)The following exhibits are filed as a separate section of this report:

         10(am) - Third    Amendment   to   Senior    Secured,    Super-Priority
                  Debtor-in-Possession Credit Agreement with lenders dated May 19, 2003, filed herein.

         10(an) - Letter dated March 7, 2003 to Mr. Donald P. Cardarelli, former Chief Executive Officer, from Mr. Gary K. Van Slyke, Chairman of the Board of Directors, concerning termination of employment from Agway Inc., filed herein.

         10(ao) - Letter dated March 7, 2003 to Mr.  Michael R. Hopsicker from
                  Mr. Gary K. VanSlyke concerning proposed modification to incentive and benefits programs, filed herein.

         10(ap) - Letter dated May 16, 2003 to Mr.  Michael R.  Hopsicker from
                  Mr. Gary K. VanSlyke concerning modifications to incentives and benefits programs, filed herein.

         10(aq) - Letter  dated  March 7, 2003 to Mr.  Roy  Lubetkin  from Mr.
                  Michael R. Hopsicker concerning proposed modification to incentive and benefits programs, filed herein.

         10(ar) - Letter  dated May 16, 2003 to Mr. Roy S.  Lubetkin  from Mr.
                  Michael R. Hopsicker concerning modifications to incentives and benefits programs, filed herein.

         99    -  Sarbanes-Oxley   Act  of  2002   Certifications
                  -- 99.1  Certification of Chief Executive Officer
                  -- 99.2  Certification of Chief Financial Officer

                           PART II. OTHER INFORMATION
                        AGWAY INC. (DEBTOR-IN-POSSESSION)
                          AND CONSOLIDATED SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K (continued)
-----------------------------------------------------

(b) REPORTS ON FORM 8-K

     AGWAY FILED REPORTS ON FORM 8-K DURING THE THREE MONTHS ENDED MARCH 31, 2003, AS FOLLOWS:

     January 17, 2003
     ----------------
     To announce that Donald P. Cardarelli will resign as President, Chief Executive Officer and a Director of Agway Inc. effective April 1, 2003 and to announce that Michael R. Hopsicker has been named Chief Operating Officer effective immediately and will succeed Mr. Cardarelli upon his resignation.

     February 6, 2002
     ----------------
     To announce the resignation of Dennis Wolff as a member of the Agway Inc. Board of Directors and the Company's decision to amend its by-laws to decrease the minimum required board members from 12 to 10 and to suspend the Board of Director nomination procedures for 2003.

     February 6, 2002
     ----------------
     To file a copy of the definitive agreement to sell substantially all the assets of Telmark, including amendments thereto, between Agway Inc., Telmark LLC and Wells Fargo Financial Leasing, Inc., dated December 23, 2002.

     March 3, 2003
     --------------
     To announce the sale of substantially all of the assets of Telmark LLC to Wells Fargo Financial Leasing, Inc., including a copy of the Amended and Restated Asset Purchase Agreement, dated February 26, 2003.

     AGWAY FILED REPORTS ON FORM 8-K SUBSEQUENT TO MARCH 31, 2003, BUT PRIOR TO FILING OF THIS FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003, AS FOLLOWS:

     April 21, 2003
     --------------
     To announce that the Company will immediately begin exploring the potential sale of each of its businesses while also exploring other strategic opportunities that could result in greater value for Agway's creditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      AGWAY INC.
                                       -----------------------------------------
                                                    (Registrant)




Date          May 20, 2003                      /s/ PETER J. O'NEILL
         ---------------------         -----------------------------------------
                                                   Peter J. O'Neill
                                                Senior Vice President,
                                                  Finance & Control
                                           (Principal Financial Officer and
                                                Chief Accounting Officer)

               CERTIFICATIONS UNDER NEW EXCHANGE ACT RULES 13a-14
               --------------------------------------------------

                     AND 15d-14 OF THE EXCHANGE ACT OF 1934
                     --------------------------------------

I, Michael R. Hopsicker, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 of Agway Inc.;

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



Date:    May 20, 2003
         ---------------------------

         /s/  Michael R. Hopsicker
         ---------------------------
         Michael R. Hopsicker
         President and Chief Executive Officer

               CERTIFICATIONS UNDER NEW EXCHANGE ACT RULES 13a-14
               --------------------------------------------------

                     AND 15d-14 OF THE EXCHANGE ACT OF 1934
                     --------------------------------------

I, Peter J. O'Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 of Agway Inc.;

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



Date:    May 20, 2003
         ------------------------

         /s/  Peter J. O'Neill
         ------------------------
         Peter J. O'Neill
         Senior Vice President, Finance and Control